Form 10-Q
period 1995-06-30
CANYON RESOURCES CORP
filed 1995-08-11
CIK 739460

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ______________________________

             /X/  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 1995

                                       or

            / / Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
             For the transition period from _________ to __________

                        ________________________________

                         Commission file number 0-14329

                          CANYON RESOURCES CORPORATION

                            (a Delaware Corporation)


                I.R.S. Employer Identification Number 84-0800747


                      14142 Denver West Parkway, Suite 250
                               Golden, CO  80401
                                 (303) 278-8464


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
          the past 90 days.  Yes  X   No
                                 ---     ---

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
          25,776,319 shares of the Company's Common Stock were outstanding as of August 1, 1995.


===============================================================================

                         PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following consolidated financial statements have been prepared by Canyon Resources Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial information set forth therein.

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1994.


      Consolidated Balance Sheets . . . . . . . . . . . . . . . .   Page   3

      Consolidated Statements of Operations   . . . . . . . . . .   Page   4

      Consolidated Statements of Cash Flows . . . . . . . . . . .   Page   5-6

      Notes to Interim Consolidated
         Financial Statements . . . . . . . . . . . . . . . . . .   Page   7-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . .   Page   10-11

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                      June 30,      December 31,
                                                                                        1995            1994
                                                                                     ----------    --------------
ASSETS

Cash and cash equivalents                                                           $ 8,873,400      $13,280,100
Restricted cash                                                                       1,869,000        1,869,000
Accounts receivable                                                                     659,000          520,100
Inventories                                                                           1,360,200        2,430,400
Prepaid and other assets                                                                152,200          218,500
                                                                                    -----------      -----------
    Total current assets                                                             12,913,800       18,318,100
                                                                                    -----------      -----------

Property and equipment, at cost
   Mining claims and leases                                                          31,211,800       28,624,200
   Producing properties                                                              29,960,700       29,988,500
   Other                                                                              1,117,800          566,800
                                                                                    -----------      -----------
                                                                                     62,290,300       59,179,500
   Accumulated depreciation and depletion                                           (27,639,400)     (27,162,000)
                                                                                    -----------      -----------
     Net property and equipment                                                      34,650,900       32,017,500
                                                                                    -----------      -----------

Deferred financing costs, net of amortization of $555,500 at
       June 30, 1995, and $414,200 at December 31, 1994                                 938,400        1,079,600
Other assets                                                                            737,200          772,400
                                                                                    -----------      -----------

     Total Assets                                                                   $49,240,300      $52,187,600
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $   268,900      $   847,300
Notes payable  - current                                                                234,800          276,400
Accrued taxes, other than payroll and income                                            591,500          757,700
Accrued reclamation costs                                                               497,700          731,700
Deferred income taxes                                                                   245,600          245,600
Other accrued liabilities                                                               467,800          506,400
                                                                                    -----------      -----------
    Total current liabilities                                                         2,306,300        3,365,100

Notes payable - long term                                                            21,524,700       22,479,900
Accrued reclamation costs                                                             1,135,200          867,200
Other noncurrent liabilities                                                             82,300          121,800
                                                                                    -----------      -----------
     Total Liabilities                                                               25,048,500       26,834,000
                                                                                    -----------      -----------

Commitments (Note 5)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  25,776,300 at June 30, 1995, and 25,497,100 at December 31, 1994          257,800          255,000
Capital in excess of par value                                                       46,049,700       45,215,300
Deficit                                                                             (22,115,700)     (20,116,700)
                                                                                    -----------      -----------
     Total Stockholders' Equity                                                      24,191,800       25,353,600
                                                                                    -----------      -----------

     Total Liabilities and Stockholders' Equity                                     $49,240,300      $52,187,600
                                                                                    ===========      ===========

     The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three months ended June 30,      Six months ended June 30,
                                                  1995           1994            1995             1994
                                              -----------     -----------     -----------      -----------
     REVENUE
Sales                                         $ 2,158,100     $ 4,101,800     $ 5,848,000      $ 8,018,800
                                              -----------     -----------     -----------      -----------

     EXPENSES
Cost of sales                                   1,809,900       2,821,400       4,464,400        5,361,300
Depreciation, depletion, and amortization         164,500         433,000         461,900          819,300
Selling, general and administrative               797,200         726,200       1,849,800        1,335,300
Exploration costs                                 355,700         493,700         609,500          797,400
Abandoned mineral properties                      121,300          -              135,600           -
                                              -----------     -----------     -----------      -----------

                                                3,248,600       4,474,300       7,521,200        8,313,300
                                              -----------     -----------     -----------      -----------

     OTHER INCOME (EXPENSE)
Interest income                                   175,700         170,400         365,300          323,500
Interest expense                                 (410,700)       (473,200)       (833,100)        (948,100)
Gain on sale of equipment                          -               -              160,600           -
Other                                             (39,300)         (8,500)        (38,900)          (1,900)
                                              -----------     -----------     -----------      -----------

                                                 (274,300)       (311,300)       (346,100)        (626,500)
                                              -----------     -----------     -----------      -----------

Loss before minority interest
in consolidated subsidiaries                   (1,364,800)       (683,800)     (2,019,300)        (921,000)

Minority interest in loss of consolidated
subsidiaries                                       13,700          -               20,300           -
                                              -----------     -----------     -----------      -----------

Net loss                                      $(1,351,100)      $(683,800)    $(1,999,000)       $(921,000)
                                              ===========     ===========     ===========      ===========


Net loss per share                                 $(0.05)         $(0.03)         $(0.08)          $(0.04)
                                              ===========     ===========     ===========      ===========

Weighted average shares outstanding            25,650,500      25,477,700      25,604,600       25,443,700
                                              ===========     ===========     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Six months ended June 30,
                                                                                     1995             1994
                                                                                   --------        ---------
Cash flows from operating activities:
  Net loss                                                                        $(1,999,000)       $(921,000)
  Adjustments to reconcile net loss to net cash:
    Depreciation, depletion, and amortization                                         480,500          819,300
    Amortization of loan fees                                                         141,300          223,600
    Equity in loss of Minera Hispaniola                                                10,400            8,700
    Abandonment loss                                                                  135,600           -
    (Gain) on sales of assets                                                        (160,600)          -
    Minority interest in loss of subsidiaries                                         (20,300)          -
    Other                                                                              43,500            9,500
    Changes in assets and liabilities,
      (Increase) in receivables                                                      (138,900)        (221,300)
      Decrease (increase) in inventories                                            1,070,200           (8,400)
      Decrease (increase) in prepaid and other assets                                  71,200         (465,700)
      (Decrease) in accounts payable and accrued liabilities                         (757,600)         (13,100)
      Increase in other liabilities                                                   313,000          144,100
                                                                                  -----------      -----------

      Total adjustments                                                             1,188,300          496,700
                                                                                  -----------      -----------

      Net cash used in operating activities                                          (810,700)        (424,300)
                                                                                  -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment                                              (3,333,000)      (2,987,800)
  (Decrease) in accounts payable and accrued liabilities                             (287,500)        (381,700)
  Proceeds from sale of equipment                                                     324,500           -
  Other                                                                                20,000          (41,400)
                                                                                  -----------      -----------

     Net cash used in investing activities                                         (3,276,000)      (3,410,900)
                                                                                  -----------      -----------

Cash flows from financing activities:
  Issuance of stock, net                                                               12,200          174,200
  Debenture conversion cost                                                           (43,500)          (9,500)
  Payments on debt                                                                   (271,700)        (454,300)
  Payments on capital lease obligations                                               (17,000)         (18,600)
  Payments on letter of credit defeasement                                             -              (138,500)
                                                                                  -----------      -----------

     Net cash used in financing activities                                           (320,000)        (446,700)
                                                                                  -----------      -----------

Net decrease in cash and cash equivalents                                          (4,406,700)      (4,281,900)
Cash and cash equivalents, beginning of year                                       13,280,100       20,166,400
                                                                                  -----------      -----------

Cash and cash equivalents, end of period                                          $ 8,873,400      $15,884,500
                                                                                  ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $698,800 of interest during the first half of 1995, and $725,000 during the corresponding period of 1994.

2. The Company paid no income taxes during the first half of 1995, and no income taxes during the corresponding period of 1994.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $25,800 in equipment through capital leases during the first half of 1995, and no equipment through capital leases during the first half of 1994.

2. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for an interest in a joint venture during the first six months of 1995.

3. Debentures in the principal amount of $725,000 were converted into 210,100 shares of common stock during the first six months of 1995 and $100,000 in principal were converted to 29,000 shares of common stock during the first six months of 1994.


The accompanying notes are an integral part of these consolidated financial statements.

                          CANYON RESOURCES CORPORATION
               Notes to Interim Consolidated Financial Statements
                                  (Unaudited)


1. During interim periods, Canyon Resources follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the changes in financial position of Canyon Resources and its consolidated subsidiaries for interim periods. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


2. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1995, since the Kendall Mine has exhausted its supply of new ore and will be continuing to leach gold at reduced rates throughout 1995.


3.       Inventories:

         Inventories consisted of the following:

                                                        June 30,          December 31,
                                                         1995                 1994
                                                      ----------          ------------
         Gold-in-process                              $1,111,200           $2,177,300
         Diatomite                                        88,500               90,000
         Materials and Supplies                          160,500              163,100
                                                      ----------           ----------
                                                      $1,360,200           $2,430,400
                                                      ==========           ==========

4.       Notes Payable:

         Notes payable consisted of the following at:

                                                            June 30,          December 31,
                                                             1995                 1994
                                                         -----------          ------------
       6% Debentures (a)                                 $21,175,000           $21,900,000
       Caterpillar Finance Note (b)                          584,500               856,300
                                                         -----------           -----------
                                                          21,759,500            22,756,300
       Current portion                                       234,800               276,400
                                                         -----------           -----------
       Notes Payable - Long Term                         $21,524,700           $22,479,900
                                                         ===========           ===========


(a) On June 2, 1993, the Company sold $22.0 million of Subordinated Convertible Debentures ($21.2 million currently outstanding) which are due
June 1, 1998. Interest is payable semi-annually on June 1 and December 1 at a rate of 6% per annum. The debentures are convertible at the option of the holder any time into common shares at the rate of $3.45 per share. During the second quarter of 1995, Debentures in the principal amount of $725,000 were converted into 210,100 shares of common stock. After three years, the Company may redeem the debentures by issuing common stock at a rate equal to 94% of the then trading common stock price at the time of redemption, or by payment in cash at par. Upon the occurrence of certain events, principally relating to changes in control of the Company, each note holder has the right, at the holder's option, to require the Company to repurchase the notes for cash at par plus accrued interest to the repurchase date.

(b) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three year period at a fixed rate of 9.5%. During the first half of 1995, the Company paid $37,800 of interest and reduced the principal balance by $271,800, including a prepayment of $154,000 related to equipment which was sold because it was no longer needed.


5.       Letter of Credit Collateral:

         In connection with the Company's reclamation bonding requirements at the Kendall Mine, a Letter of Credit has been provided by a bank in the amount of $1,869,000 in favor of the Montana State Board of Land Commissioners. The Letter of Credit will expire no earlier than December 31, 1995, and at the Bank's option, may be extended in three month intervals thereafter. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,869,000 with the bank.

6.       Income Taxes:

         The Company has not recorded a tax benefit for the current period loss, as a benefit is not expected to be realized during the year. A benefit is also not expected to be realizable as a deferred tax asset at year end, as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company recorded a net loss of $1,351,100, or $0.05 per share, on revenues of $2,158,100 during the second quarter of 1995 and a net loss of $1,999,000, or $0.08 per share, on revenues of $5,848,000 for the first half of 1995. This compares to a net loss of $683,800 or $0.03 per share, on revenues of $4,101,800 during the second quarter of 1994 and a net loss of $921,000, or $0.04 per share, on revenues of $8,018,800 during the first six months of 1994. The current periods were impacted by lower gold production (due to cessation of mining of new ore in January, 1995) and a higher reclamation provision at the Kendall Mine and to higher corporate general and administrative costs.

         For the three months ended June 30, 1995, the Company sold 3,463 ounces of gold and 2,586 ounces of silver at an average price of $392 per equivalent gold ounce. For the comparable period of 1994, 9,118 ounces of gold and 9,023 ounces of silver were sold at an average price of $371 per equivalent gold ounce. For the first half of 1995, 11,363 ounces of gold and 7,086 ounces of silver were sold at an average price of $387 per equivalent gold ounce. For the prior year first half, the Company sold 18,135 ounces of gold and 12,084 ounces of silver at an average price of $371 per equivalent gold ounce.

         Cost of sales at Kendall was $408 per ounce for the three months ended June 30, 1995 and $325 per ounce for the first half of 1995, as compared to $265 per ounce and $256 per ounce, respectively, for the comparable periods in 1994. The higher unit costs are due to lower production levels and higher provisions for the estimated cost of site restoration.

         Depreciation, depletion and amortization decreased in the current periods due to lower gold sales and a fourth quarter 1994 upward adjustment to Kendall's remaining reserves which lowered subsequent rates per ounce sold.

         Interest income was higher in the current periods due to higher yields. Interest expense was lower in the current periods as a gold loan was not outstanding.

         The Company recorded a gain of $160,600 on the sale of a portion of the Kendall mining equipment during the current six-month period.


LIQUIDITY & CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 1995 was $810,700, as compared to $424,300 used in operating activities for the same period in 1994. The increased use of cash in the current period was principally due to lower gold sales. Cash and cash equivalents at June 30, 1995 was $8,873,400.

         The Company spent $3,333,000 on capital programs for the six months ended June 30, 1995, principally on the Briggs and McDonald projects.

         The Kendall Mine is expected to produce approximately 15,000 ounces of gold in 1995 at direct cash operating costs of $175-$185 per ounce. Financial cost of sales are expected in the range of $325-$335 per ounce due to reclamation provisions and relief of capitalized costs from inventory.

         On July 10, 1995, the Bureau of Land Management issued a Record of Decision approving the Final Environmental Impact Statement (EIS) and the Plan of Operations for the Briggs Project. Subsequent permits, comprising all remaining discretionary permits, were issued in July and early August by the Inyo County Planning Commission (Mining Reclamation Plan), Lahonton Regional Water Quality Board (Waste Discharge Order), Corps of Engineers (Section 404 permit for clay borrow) and Great Basin Unified Pollution Control District (Air Quality Authority to Construct). On July 26, 1995, appeals of the approval of the Briggs project Mine Reclamation Plan by the Inyo County Planning Commission were filed on behalf of the Timbisha Shoshone Tribe and a local environmental group. The appeals will be considered by the Inyo County Board of Supervisors in August, 1995.

         Approximately $28.0 million in mine development, facilities construction and working capital will be required over a seven-month period to bring the Briggs project into production. The Company is in advanced stage negotiations to secure financing for the project and expects a credit facility to be in place late in the third quarter of 1995. Development and construction will begin immediately upon closing of the financing arrangements.

         Exploration efforts in 1995 utilizing Company funds will be moderated in order to ensure adequate resources to develop the Briggs project. The Company will pursue opportunities to finance continued exploration activities through joint ventures with other mining companies, or other means.

                          PART II   OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS:                                         None

ITEM 2    CHANGES IN SECURITIES:                                     None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES:                           None

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:         None

                   On May 17, 1995, the Company held its Annual Meeting of Shareholders. The following four items of business were voted upon by shareholders at the meeting:

                   Proposal I was the election of three directors of the
                   Company: Paul A. Bailly, Richard H. De Voto, and George W. Holbrook, Jr. The proposal electing the three Directors passed with votes of 16,393,943; 16,396,372; and 16,396,372 shares "For" respectively, and 104,525; 102,082; 102,096
                   "Withheld", respectively.

                   Proposal II was to approve an amendment to the Company's Non Qualified Stock Option Plan to increase the shares under the Plan from 500,000 to 750,000. The amendment passed with votes of 13,785,639 "For"; 2,070,085 "Against"; 115,344
                   "Abstaining"; and 527,400 not voted.

                   Proposal III was to approve an amendment to the Company's Non Qualified Option Plan to modify the manner of awarding options to the Company's non-employee directors. The amendment passed with votes of 15,035,719 "For"; 511,119 "Against"; 238,465 "Abstaining"; and 673,165 not voted.

                   Proposal IV was to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for 1995. The proposal passed with votes of 16,293,151 "For"; 25,495 "Against"; 34,057 "Abstaining"; and
                   145,765 not voted.

ITEM 5    OTHER INFORMATION:                                         None

ITEM 6    EXHIBITS:

                   No. 11 calculation of primary and fully diluted income (loss) per share (attached).

                   27 - Financial Data Schedule

ITEM 6b   REPORTS ON FORM 8-K:                                       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CANYON RESOURCES CORPORATION



Date:   August 11, 1995                             /s/ Richard H. De Voto
                                                    ----------------------------
                                                    Richard H. De Voto
                                                    Chairman



Date:   August 11, 1995                             /s/ Gary C. Huber
                                                    ----------------------------
                                                    Gary C. Huber
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                   EXHIBIT DESCRIPTION                       PAGE
- - -----------                   -------------------                       ----
   11                     Calculation of primary and
                          fully diluted income (loss) per
                          share (attached).

   27                     Financial Data Schedule