Form 10-Q
period 1995-09-30
CANYON RESOURCES CORP
filed 1995-11-13
CIK 739460

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ______________________________

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the period ended September 30, 1995
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
             For the transition period from           to
                                            ---------    -----------
                        ________________________________

                         Commission file number 0-14329

                          CANYON RESOURCES CORPORATION

                            (a Delaware Corporation)


                I.R.S. Employer Identification Number 84-0800747


                      14142 Denver West Parkway, Suite 250
                               Golden, CO  80401
                                 (303) 278-8464



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 25,793,254 shares of the Company's Common Stock were outstanding as of November 1, 1995.



================================================================================

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


      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .  Page 3

      Consolidated Statements of Operations   . . . . . . . . . . . . . . . . .  Page 4

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .  Page 5-6

      Notes to Interim Consolidated Financial Statements  . . . . . . . . . . .  Page 7-8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . .  Page  9-10

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                       September 30,     December 31,
                                                                                           1995              1994
                                                                                       -------------     ------------
ASSETS
Cash and cash equivalents                                                              $ 6,272,300       $13,280,100
Restricted cash                                                                          1,869,000         1,869,000
Accounts receivable                                                                        595,300           520,100
Inventories                                                                                959,200         2,430,400
Prepaid and other assets                                                                   253,300           218,500
                                                                                       -----------       -----------
    Total current assets                                                                 9,949,100        18,318,100
                                                                                       -----------       -----------
Property and equipment, at cost
   Mining claims and leases                                                             33,099,200        28,624,200
   Producing properties                                                                 30,141,700        29,988,500
   Other                                                                                 1,248,000           566,800
                                                                                       -----------       -----------
                                                                                        64,488,900        59,179,500
   Accumulated depreciation and depletion                                              (27,767,000)      (27,162,000)
                                                                                       -----------       -----------
     Net property and equipment                                                         36,721,900        32,017,500
                                                                                       -----------       -----------
Deferred financing costs, net of amortization of $628,300 at
       September 30, 1995, and $414,200 at December 31, 1994                             1,103,500         1,079,600
Other assets                                                                               742,500           772,400
                                                                                       -----------       -----------
     Total Assets                                                                      $48,517,000       $52,187,600
                                                                                       ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                          $505,200          $847,300
Notes payable  - current                                                                   240,400           276,400
Accrued taxes, other than payroll and income                                               454,000           757,700
Accrued reclamation costs                                                                  342,400           731,700
Deferred income taxes                                                                      245,600           245,600
Other accrued liabilities                                                                  890,200           506,400
                                                                                       -----------       -----------
    Total current liabilities                                                            2,677,800         3,365,100

Notes payable - long term                                                               21,462,500        22,479,900
Accrued reclamation costs                                                                1,314,200           867,200
Other noncurrent liabilities                                                               104,800           121,800
                                                                                       -----------       -----------
     Total Liabilities                                                                  25,559,300        26,834,000
                                                                                       -----------       -----------
Commitments (Note 5)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  25,789,300 at September 30, 1995, and 25,497,100 at December 31, 1994        257,900           255,000
Capital in excess of par value                                                          46,066,000        45,215,300
Deficit                                                                                (23,366,200)      (20,116,700)
                                                                                       -----------       -----------
     Total Stockholders' Equity                                                         22,957,700        25,353,600
                                                                                       -----------       -----------
     Total Liabilities and Stockholders' Equity                                        $48,517,000       $52,187,600
                                                                                       ===========       ===========

     The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Three months ended September 30       Nine months ended September 30,
                                                            1995            1994                 1995            1994
                                                      ------------       ----------           ----------      -------------

     REVENUE
Sales                                                   $1,978,800       $6,703,700           $7,826,800      $14,722,500
                                                        ----------       ----------           ----------      -----------
     EXPENSES
Cost of sales                                            1,764,700        3,783,400            6,229,100        9,144,700
Depreciation, depletion, and amortization                  189,000          902,900              650,900        1,722,200
Selling, general and administrative                        735,700          645,600            2,585,500        1,980,900
Exploration costs                                          232,000          412,100              841,500        1,209,500
Abandoned mineral properties                                46,900           26,100              182,500           26,100
                                                        ----------       ----------           ----------      -----------
                                                         2,968,300        5,770,100           10,489,500       14,083,400
                                                        ----------       ----------           ----------      -----------
     OTHER INCOME (EXPENSE)
Interest income                                            120,500          154,600              485,800          478,100
Interest expense                                          (404,600)        (461,900)          (1,237,700)      (1,410,000)
Gain on sale of equipment                                   10,500                -              171,100                -
Other                                                        3,900            5,900              (35,000)           4,000
                                                        ----------       ----------           ----------      -----------
                                                          (269,700)        (301,400)            (615,800)        (927,900)
                                                        ----------       ----------           ----------      -----------
Income (loss)  before minority interest
in consolidated subsidiaries                            (1,259,200)         632,200           (3,278,500)        (288,800)

Minority interest in loss of consolidated
subsidiaries                                                 8,700                -               29,000                -
                                                        ----------       ----------           ----------      -----------
Net income (loss)                                      ($1,250,500)        $632,200          ($3,249,500)       ($288,800)
                                                        ==========       ==========           ==========      ===========

Net income (loss)  per share                                ($0.05)           $0.02               ($0.13)          ($0.01)
                                                        ==========       ==========           ==========      ===========
Weighted average shares outstanding                     25,784,600       25,497,100           25,664,600       25,461,500
                                                        ==========       ==========           ==========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Nine months ended September 30,
                                                                                     1995                1994
                                                                                 -----------         -----------
Cash flows from operating activities:
  Net loss                                                                       ($3,249,500)          ($288,800)
  Adjustments to reconcile net loss to net cash:
    Depreciation, depletion, and amortization                                        650,900           1,722,200
    Amortization of loan fees                                                        214,100             326,500
    Equity in loss of Minera Hispaniola                                                7,100              14,500
    Abandonment loss                                                                 182,500              26,100
    (Gain) on sales of assets                                                       (171,100)                  -
    Minority interest in  loss of consolidated subsidiaries                          (29,000)                  -
    Other                                                                             43,500               9,500
    Changes in assets and liabilities,
      (Increase) in receivables                                                      (75,100)           (169,000)
      Decrease  in inventories                                                     1,471,200             111,800
      (Increase) in prepaid and other assets                                         (32,100)             (8,800)
      Increase (Decrease) in accounts payable and accrued liabilities               (542,900)            178,900
      Increase in other liabilities                                                  534,700             196,900
                                                                                 -----------         -----------
      Total adjustments                                                            2,253,800           2,408,600
                                                                                 -----------         -----------
      Net cash  provided by (used in) operating activities                          (995,700)          2,119,800
                                                                                 -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment                                             (5,726,900)         (4,817,900)
  (Decrease) in accounts payable and accrued liabilities                            (133,000)           (385,400)
  Proceeds from sale of equipment                                                    431,900             200,000
  Other                                                                               20,000             (42,300)
                                                                                 -----------         -----------
     Net cash used in investing activities                                        (5,408,000)         (5,045,600)
                                                                                 -----------         -----------
Cash flows from financing activities:
  Issuance of stock, net                                                              28,600             164,700
  Debenture conversion cost                                                          (43,500)                  -
  Payments on debt                                                                  (328,300)         (1,822,300)
  Payments on capital lease obligations                                              (22,900)            (30,100)
  Payments on letter of credit defeasement                                                 -            (286,800)
  Deferred financing costs                                                          (238,000)                  -
                                                                                 -----------         -----------
     Net cash used in  financing activities                                         (604,100)         (1,974,500)
                                                                                 -----------         -----------
Net decrease in cash and cash equivalents                                         (7,007,800)         (4,900,300)
Cash and cash equivalents, beginning of year                                      13,280,100          20,166,400
                                                                                 -----------         -----------
Cash and cash equivalents, end of period                                          $6,272,300         $15,266,100
                                                                                 ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $716,200 of interest during the first nine month of 1995, and $754,200 during the corresponding period of 1994.


2. The Company paid no income taxes during the first nine months of 1995, and no income taxes during the corresponding period of 1994.


Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $48,600 in equipment through capital leases during the first nine months of 1995, and $31,900 in equipment through capital leases during the corresponding period of 1994.


2. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for an interest in a joint venture during the first nine months of 1995


3. Debentures in the principal amount of $725,000 were converted into 210,100 shares of common stock during the first nine months of 1995 and $100,000 in principal were converted to 29,000 shares of common stock during the first nine months of 1994.


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

3.   Inventories:

     Inventories consisted of the following:

                                      September 30, 1995     December 31, 1994
                                      ------------------     -----------------
           Gold-in-process                  $713,400            $2,177,300
           Diatomite                          94,900                90,000
           Materials and supplies            150,900               163,100
                                            --------            ----------
                                            $959,200            $2,430,400
                                            ========            ==========

4.   Notes Payable:

     Notes payable consisted of the following at:

                                        September 30, 1995   December 31, 1994
                                        ------------------   -----------------
           6% Debentures (a)                $21,175,000         $21,900,000

           Caterpillar Finance Note (b)         527,900             856,300
                                            -----------         -----------
                                             21,702,900          22,756,300
           Current portion                      240,400             276,400
                                            -----------         -----------
           Notes Payable - Long Term        $21,462,500         $22,479,900
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

(b) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three- year period at a fixed rate of 9.5%. During the first nine months of 1995, the Company paid $49,700 of interest and reduced the principal balance by $328,400, including a prepayment of $154,000 related to equipment which was sold because it was no longer needed.

5.    Letter of Credit Collateral:

      In connection with the Company's reclamation bonding requirements at the Kendall Mine, a Letter of Credit has been provided by a bank in the amount of $1,869,000 in favor of the Montana State Board of Land Commissioners. The Letter of Credit will expire no earlier than December 31, 1995, and at the Bank's option, may be extended in three-month intervals thereafter. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,869,000 with the bank.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company recorded a net loss of $1,250,500, or $0.05 per share, on revenues of $1,978,800 during the third quarter of 1995 and a net loss of $3,249,500, or $0.13 per share, on revenues of $7,826,800 for the first nine months of 1995. This compares to net income of $632,200 or $0.02 per share, on revenues of $6,703,700 during the third quarter of 1994 and a net loss of $288,000, or $0.01 per share, on revenues of $14,722,500 during the first nine months of 1994. The current periods were impacted by lower gold production (due to cessation of mining of new ore in January, 1995) and a higher reclamation provision at the Kendall Mine and to higher corporate general and administrative costs.

    For the three months ended September 30, 1995, the Company sold 3,400 ounces of gold and 800 ounces of silver at an average price of $384 per equivalent gold ounce. For the comparable period of 1994, 16,053 ounces of gold and 4,000 ounces of silver were sold at an average price of $378 per equivalent gold ounce. For the first nine months of 1995, 14,763 ounces of gold and 7,886 ounces of silver were sold at an average price of $386 per equivalent gold ounce. For the first nine months of 1994, the Company sold 34,188 ounces of gold and 16,084 ounces of silver at an average price of $374 per equivalent gold ounce.

    Cost of sales at Kendall was $414 per ounce for the three months ended September 30, 1995 and $346 per ounce for the first nine months of 1995, as compared to $216 per ounce and $237 per ounce, respectively, for the comparable periods in 1994. The higher unit costs are due to lower production levels and higher provisions for the estimated cost of site restoration.

    Depreciation, depletion and amortization decreased in the current periods due to lower gold sales and a fourth quarter 1994 upward adjustment to Kendall's remaining reserves which lowered subsequent rates per ounce sold.

    Interest income was lower during the third quarter of 1995 due to lower cash balances but not materially different for the nine-month period. Interest expense was lower in the current periods as a gold loan was not outstanding.

    Other income was higher for the nine months ended September 30, 1995 due to gains on the sale of equipment.

LIQUIDITY & CAPITAL RESOURCES

    Net cash used in operating activities during the nine months ended September 30, 1995 was $995,700, as compared to $2,119,800 provided by operating activities for the same period in 1994. The increased use of cash in the current period was principally due to lower gold sales. Cash and cash equivalents at September 30, 1995 was $6,272,300.

    The Company spent $5,726,900 on capital programs for the nine months ended September 30, 1995, principally on the Briggs and McDonald development projects.

    Exploration efforts in 1995 utilizing company funds have been moderated in order to ensure adequate resources to develop the Briggs project. The Company will pursue opportunities to finance continued exploration activities through joint ventures with other mining companies, or other means.

    On July 10, 1995, the Bureau of Land Management (BLM) issued a Record of Decision approving the Final Environmental Impact Statement (EIS) and the Plan of Operations for the Briggs Project. Subsequent permits, comprising all remaining discretionary permits, were issued in July and early August by the Inyo County Planning Commission (Mining Reclamation Plan), Lahonton Regional Water Quality Board (Waste Discharge Order), Corps of Engineers (Section 404 permit for clay borrow) and Great Basin Unified Pollution Control District (Air Quality Authority to Construct). On July 26, 1995, appeals of the Mine Reclamation Plan as approved by the Inyo County Planning Commission were filed on behalf of the Timbisha Shoshone Tribe and a local environmental group. The same groups also filed a request for a stay of the BLM's permit which approved the Final EIS and Plan of Operations. On August 12, 1995, the Inyo County Board of Supervisors rejected the appeal concerning the Mining Reclamation Plan. On October 23, 1995, the Interior Board of Land Appeals denied the request for a stay with respect to the BLM's permit.

    Approximately $28.0 million in mine development, facilities construction and working capital will be required over a seven-month period to bring the Briggs project into production. The Company is in advanced stage negotiations to secure financing for the project and expects a credit facility to be in place in the fourth quarter of 1995. Development and construction will begin immediately upon closing of the financing arrangements.

    The Kendall Mine is expected to produce approximately 17,000 ounces of gold in 1995 at direct cash operating costs of $195-$205 per ounce. Financial cost of sales are expected in the range of $345-$355 per ounce due to reclamation provisions and relief of capitalized costs from inventory.

                          PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

ITEM 2.       CHANGES IN SECURITIES:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:  . . . . . . . . . . . . . . . . . . . None

ITEM 5.       OTHER INFORMATION:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

ITEM 6.       EXHIBITS:

              No. 11 - Calculation of primary and fully diluted income (loss) per share.
              No. 27 - Financial Data Schedule

ITEM 6B.      REPORT ON FORM 8-K: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANYON RESOURCES CORPORATION





Date:   November 10, 1995               /s/ Richard T. Phillips
                                        --------------------------------------
                                        Richard T. Phillips
                                        Treasurer





Date:   November 10, 1995               /s/ Gary C. Huber
                                        --------------------------------------
                                        Gary C. Huber
                                        Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.          EXHIBIT DESCRIPTION                           PAGE
 -----------          -------------------                           ----

     11 Calculation of primary and fully diluted income (loss) per share.

     27               Financial Data Schedule