Form 10-K
period 1995-12-31
CANYON RESOURCES CORP
filed 1996-04-01
CIK 739460

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission file number 0-14329

                          CANYON RESOURCES CORPORATION

                            (a Delaware corporation)

                                   84-0800747
                      (I.R.S. Employer Identification No.)

          14142 Denver West Parkway, Suite 250, Golden, Colorado 80401
                  Registrant's telephone number: (303) 278-8464

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                      and Warrants to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 19,739,607 shares of the registrant's voting stock held by non-affiliates on March 1, 1996 was approximately $64,548,515.

At March 1, 1996, there were 25,943,459 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the fiscal year end (Item 11 in Part III).
================================================================================

                          CANYON RESOURCES CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995



                                TABLE OF CONTENTS

ITEM
NUMBER                                                                              PAGE
- ------                                                                              ----
                                     PART I

1.       Business                                                                      1
2.       Properties                                                                    8
3.       Legal Proceedings                                                            27
4.       Submission of Matters to a Vote of Security Holders                          29


                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters        30
6.       Selected Financial Data                                                      31
7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           32
8.       Financial Statements                                                         40
9.       Disagreements on Accounting and Financial Disclosure                         63


                                    PART III

10.      Directors and Executive Officers of the Registrant                           64
11.      Executive Compensation                                                       68
                  The information required by this item appears in the Company's
                  Proxy Statement for the 1996 Annual Meeting to be filed within
                  120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
12.      Security Ownership of Certain Beneficial Owners and Management               68
13.      Certain Relationships and Related Transactions                               71


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K             72

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Canyon Resources Corporation, a Delaware corporation (the Company or Canyon) is a Colorado-based company which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. The Company or Canyon is used herein to refer to all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation. Since 1986 the Company has been a reporting company and its securities have been traded on NASDAQ.

     The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining projects.

     The Company has gold and industrial mineral production operations in the western United States. The Company conducts exploration activities in the search for additional valuable mineral properties in the western United States, and in a number of areas throughout Latin America and Africa. The Company's exploration and development efforts emphasize precious metals (gold and silver) and industrial minerals.

     Once acquired, mineral properties are evaluated by means of geologic mapping, rock sampling, and geochemical analyses. Properties having favorable geologic conditions and anomalous geochemical results usually warrant further exploration by the Company. In almost all cases, exploration or development drilling is required to further test the mineral potential of a property.

     Properties which have a demonstrated inventory of mineralized rock of a potentially economic nature are further evaluated by conducting various studies including calculation of tonnage and grade, metallurgical testing, development of a mine plan, environmental baseline studies and economic feasibility studies. If economics of a project are favorable, a plan of operations is developed and submitted to the required governmental agencies for review. Depending on the magnitude of the proposed project and its expected environmental impact, a vigorous environmental review may be required prior to issuance of permits for the construction of a mining operation.

     The Company conducts a portion of its mineral exploration and development through joint ventures with other companies. The Company has also independently financed the acquisition of mineral properties and conducted exploration and drilling programs and implemented mine development and production from mineral properties in the western United States and exploration programs in Latin America and Africa. (See "Item 2 - Properties").

     The Company is continually evaluating its properties and other properties which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

     During 1995, the Company continued production of gold and silver from its Kendall Mine near Lewistown, Montana. The last new ore at Kendall was placed on a leach pad in January, 1995. Continued leaching of all ore placed on leach pads since inception occurred throughout 1995, with the production of 16,624 ounces of gold and 7,429 ounces of silver during the year. Extensive reclamation activities, such as recontouring the waste-rock piles and covering them with topsoil and revegetating abandoned areas, occurred at Kendall during 1995. As of January 1, 1996, an estimated 7,000 ounces of recoverable gold remained in the two leach pads. (See "Item 2 - Properties - Production Properties - Kendall Mining District"). In general at the Kendall Mine, gold production declines during winter months as the colder temperatures reduce the rate of gold dissolution by the leach solutions.

     In 1995, the Company, through its wholly-owned subsidiary, CR Minerals Corporation, expanded its diatomaceous earth production and marketing and sales of diatomite products. Diatomaceous earth or diatomite is an industrial mineral that has a wide variety of uses. Mining and processing of the diatomite occur in western Nevada and marketing of the products is carried out in the United States and abroad (See "Item 2 - Properties - Production Properties - Fernley Diatomite Property").

     During 1995, approximately 71% of the Company's revenue was derived from the Kendall Mine production of gold and silver. In 1996, as production from the Kendall Mine further declines and the Briggs Mine begins production, it is anticipated that approximately 20% of revenues will be derived from the Kendall Mine and approximately 56% from the Briggs Mine. In subsequent years, the Briggs Mine will dominate production revenues until the McDonald project is placed into production.

FINANCING

     On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.3 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,333 total shares) and one-half warrant (2,017,167 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. The Company intends to file a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants and use its best efforts to cause such Registration Statement to become effective as soon as practical. In the event that the Registration Statement does not become effective on or before the 90th day following the completion of the private placement, each purchaser of units will be issued an additional 1/10 of one common share and 1/20 of one warrant for each unit purchased. The Company's planned use of proceeds are for exploring properties within and in proximity to the Briggs claim block, continuing to fund its share of expenditures on the McDonald Project, exploration work on select foreign properties, particularly in Brazil, and for general corporate purposes. This financing is expected to adequately capitalize the Company for the next two years consistent with its present objectives.

     On December 6, 1995, CR Briggs Corporation, a wholly owned subsidiary of the Company secured a mine financing for development of the Briggs Mine in Southern California. The financing was completed by Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Limited and consists of a $34 million credit facility. This facility is composed of 3 tranches: tranche A is a $25 million gold loan, tranche B is a $5 million cash loan, and tranche C is a $4 million cost-overrun facility. Tranche A portion of the facility consisted of borrowing 64,425 ounces of gold and immediately selling those ounces at the then (December 21, 1995) current market price of $388.05 per ounce to raise $25 million. Interest is paid quarterly with a total rate of 2 1/8% plus the gold lease rate which floats with the market and will adjust quarterly. The 3-month gold lease rate was 3.2% when the loan was monetized and as of February 7, 1996, this rate had decreased to 1.5%. Tranche B portion of the facility consists of a cash loan which is in the amount of $5 million. Interest is paid quarterly with a total rate of 4 1/8% plus LIBOR which will adjust quarterly. The 3-month LIBOR rate was 5 3/4% when the first draw-down was made and as of February 9, the rate had decreased to 5 3/16%. Draw-downs on Tranche C are only expected if the project experiences cost overruns. The interest rate for Tranche C will be calculated in the same manner as that of Tranche B. The loan facility will be paid back over a six-year period from start of gold production. The gold loan agreement contains, among other things, the following provisions:

     1. Canyon Resources Corporation guarantees the gold loan obligations of CR Briggs Corporation.

     2. The loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation and a pledge of Canyon's stock in CR Briggs.

     3. Mandatory prepayments of principal in reverse order of maturity, are required out of 30% of excess cash flow, as defined in the loan agreement.

     4. Within 3 years of project completion an additional 70,000 recoverable ounces of gold processable at the Briggs Mine processing facility must be identified, or 100% of excess cash flow will then be used to prepay principal.

     5. Canyon Resources must maintain $2 million in an escrow account which will be used in the event of project cost overruns before the $4 million Tranche C facility can be drawn. Any funds remaining from this $2 million will be released back to the Company upon completion of project construction.

     6. A condition of the loan agreement is that certain gold hedging will be undertaken to assure that a portion of the future gold production costs are covered by such hedging. In December, 1995, a hedge program was put in place which consisted of forward sales of 186,600 ounces over the next three years with prices ranging from $395 to $424 per ounce. In addition, 21,600 puts with a strike price of $380/oz. were purchased by selling 10,800 calls with a strike price of $403/oz.

     7. The loan agreement places limitations on additional indebtedness during the term of the loan.

     8. The Company is required to maintain a debt service reserve account which is equal to 3 months of debt service requirement funded out of project cash flow.

     In addition to the gold loan facility described above, Caterpillar Financial Services granted a $10 million facility for leasing mining and electrical generation equipment for the Briggs Mine. The Company anticipates using approximately $8.5 million of the facility. The equipment leases will have a 5-year term.

     On June 2, 1993, the Company sold $22.0 million of Subordinated Convertible Debentures which are due June 1, 1998. Net proceeds to the Company from the sale was $20.5 million. Interest is payable semi-annually on June 1 and December 1 at a rate of 6% per annum. Interest payments in 1995 totalled $1,292,250. The debentures are convertible at the option of the holder any time into common shares at the rate of $3.45 of outstanding principal per share. During 1995, $725,000 of principal was converted into 210,145 shares of common stock. After June 1, 1996, the Company, at its option, may redeem the debentures by issuing common stock at the lower of $3.45 per share or at a rate equal to 94% of the trading common stock price at the time of redemption or by payment in cash at par.

     On May 26, 1993, the Company secured a $4.0 million gold loan and $1.9 million Letter of Credit (Credit Facility) with N M Rothschild (Rothschild). The Company defeased the Letter of Credit over the term of the Credit Facility by depositing equivalent cash with a financial institution. The gold loan portion was monetized at $374.50 per ounce (10,681 ounces) and was repaid by December 31, 1994 from gold production at the Kendall Mine in varying quarterly installments beginning in the third quarter 1993. Additionally, as part of the agreement, the Company issued to Rothschild a warrant to purchase 200,000 shares of common stock at a price of $2.875 per share. One-half of the warrant was exercised in 1993 resulting in proceeds to the Company of $287,500. A replacement warrant was issued for the remaining 100,000 shares which is currently outstanding and due to expire on April 12, 1996.

     As part of equity financings in 1990 and 1992, the Company issued warrants to purchase 3,943,632 shares of common stock, exercisable at $3.50 per share until December 31, 1994. The Company extended the expiration date of these warrants to April 12, 1996. No warrants have been exercised to date in connection with these financings.

AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

     The Company continually explores for and obtains additional mineral properties in order to secure gold deposits for future development. Gold mineralization is found in many countries and in many different geologic environments, and in most cases is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; and the Company believes that the expertise of its staff and its ability to rapidly evaluate and respond to opportunities allow it to compete effectively with many companies having far greater financial resources. In recent years the political environments in many countries of the world have become favorable to investment in the mining industry. The Company believes that, in particular, many of such countries in Latin America and Africa host favorable geologic conditions for the occurrence of sizeable gold deposits. For these reasons, the Company has expanded its exploration for gold, silver and other precious metals from the Western United States to various countries in Latin America and Africa.

     In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the Briggs gold deposit and the McDonald gold deposit will have production costs close to or below the world-wide average for gold mines. There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the

Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is in the acquisition of suitable mining prospects and not in the marketing of gold.

     Diatomite is a naturally occurring amorphous silica formed by the silicification of the skeletal remains of single cell aquatic plants. The Company's diatomite deposits are located in Nevada. Since these deposits are of such a high quality and are of a sufficient quantity to supply enough material to meet production and sales forecasts for several decades, the Company does not actively explore for additional diatomite deposits at the present time. The Company's diatomite deposits have a high natural brightness which makes them suitable in many filler applications without calcination. Although there are many diatomite deposits throughout the world, few of these have the natural brightness to allow them to compete with the Company's products without calcination. In addition to being an added expense, calcination of diatomite greatly increases the crystalline silica content, which can create health problems. (See "Item 2 - Properties - Production Properties - Fernley Diatomite Property").

     The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $344 per ounce and $384 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging was required in connection with securing loan facilities.

CUSTOMERS

     During 1995, the Company sold its gold and silver production primarily to one precious metal buyer. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyer would adversely affect the Company. The Company's diatomite products are sold to numerous customers and in several markets, and the loss of any one customer would not materially affect the Company's diatomite operations.

ENVIRONMENTAL MATTERS

     The exploration, development, and production programs conducted by the Company in the United States are subject to local, state, and federal regulations regarding environmental protection. Many of the Company's mining and exploration activities are conducted on public lands. The U.S.D.A. Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state, and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

     The United States has an extensive framework of environmental legislation that undergoes constant revision. The Company participates in the legislative process through independent contact with legislators and through trade organizations to assist legislative bodies in making informed decisions.

     Historic mining activities have occurred on certain properties held by the Company. In the event that such historic activities have resulted in releases or threatened releases of hazardous substances to the environment, potential for liability may exist under federal or state remediation statutes. The Company is not aware of any pending claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.

     The Company has spent approximately $1.5 million on reclamation at the Kendall Mine through December 31, 1995, and expects to spend approximately $0.7 million during 1996 and a further $2.0 million beyond 1996 through mine closure. At December 31, 1995, the Company has fully accrued for its remaining anticipated reclamation expenditures. The Company currently maintains a $1.9 million bond with the Montana Department of Environmental Quality to ensure appropriate reclamation.

     As described in "Item 2 - Properties", the cost of acquiring environmental permits at the Briggs property exceeded $4 million, and the Company has now obtained all permits required for the construction of the Briggs Mine. Certain legal proceedings described in "Item 2 - Properties" have been instituted to challenge the issue of the Briggs Mine permits. The cost of acquiring permits for the McDonald project could exceed $12.0 million ($3.3 million to the Company). The Blackfoot River, which flows within a mile of the McDonald project, has received extensive publicity in the environmental press. Compliance with existing federal and state laws will insure that the McDonald project will not cause undue harm to the river. The Company cannot accurately predict or estimate the level of publicity or environmental activism that could arise around the project, nor can it predict what effect, if any, such publicity or activism will have on the ability to bring this project into operation.

     Environmental regulations add to the cost and time needed to bring new mines on line and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in "Item 2-Properties."

     To date, the Company has done very little work on its Latin American and African properties which involved surface disturbance. A limited amount of trenching and road building was conducted in the Dominican Republic, but has been totally reclaimed. Although some of the countries in which the Company works have not as yet developed environmental laws and regulations, it is the Company's policy to adhere to North American standards in our foreign operations. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on our operations.

EMPLOYEES

     As of March 1, 1996, the Company and its wholly-owned subsidiaries employed 114 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

     Other than (i) interests in mining properties granted by governmental authorities and private landowners; and (ii) the use of the tradename "DiaFil" for the marketing of its diatomaceous earth products, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.   PROPERTIES

PRODUCTION PROPERTIES

KENDALL MINING DISTRICT

     General

     The Kendall Mine near Lewistown, Montana, was developed as an operating open-pit, heap-leach gold mine in September 1988 under the management of the Kendall Venture, a joint venture between the Company and Addwest Gold, Inc. (Addwest). On January 26, 1990, the Company acquired all of the issued and outstanding common stock of Addwest and through its wholly-owned subsidiary, CR Kendall Corporation, became the operator and sole owner of the operating interest in the Kendall Mine.

     Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January 1995. Leaching of the remaining gold in the heap leach pads will continue through 1996.

     Operations

     The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. The property rights controlled by the Company include (i) approximately
253.61 acres in patented claims and fee land; (ii) mining leases on approximately 1,932 acres in 71 patented mining claims and fee land. The recovery facilities include a 1.6 million ton heap leach pad and a 9 million ton heap leach pad of crushed ore which are still undergoing leaching; process ponds for retention of barren and pregnant solutions, a 1,000 gpm carbon adsorption plant, a complete assay laboratory, and facilities for production of gold-silver dore bars.

     Mining operations were terminated in January, 1995, with the exhaustion of the known orebodies. In 1995, a total of 21,500 tons of ore containing 1,354 ounces of gold and 24,000 tons of waste were mined. The Kendall Mine produced 16,624 ounces of gold and 7,429 ounces of silver during 1995. As of January 1, 1996, approximately 7,000 ounces of recoverable gold remained in the two leach pads. Cyanide-bearing solutions are applied to the crushed ore through a drip irrigation system that, during the winter, is buried within the heap. In general, gold production declines during the winter at the Kendall Mine, due to the lower temperatures and resulting slower dissolution rate of gold.

     It is anticipated that approximately 7,000 ounces of gold will be produced in 1996. This lower production is due to cessation of new ore mining and crushing in January 1995. Gold production is expected to cease in 1997.

     From April 1988 through December 1993, a total of 1,090 drill holes totalling 332,619 feet were drilled in the Kendall Mining District. No drilling has been done since 1994. Drilling was conducted along a two mile long mineralized zone and resulted in the discovery or delineation of six separate deposits. All known targets warranting drilling have been tested and no further exploration work is planned for the Kendall Mining District.

     During 1995, the Company's capital expenditures at Kendall were approximately $0.17 million, primarily related to closure construction activities.

     Statistical production and financial data of the Kendall Mine for the period from 1991 through 1995 are shown on the following table.

                                             KENDALL MINE OPERATIONS
==============================================================================================================
                                                              1995       1994       1993      1992       1991
- --------------------------------------------------------------------------------------------------------------
PRODUCTION

Tons Mined (waste and ore)(000)                                 45      7,570      6,183     7,117      3,928
Tons Ore Mined (000)                                            21      1,588      1,737     1,546      1,501
Gold Grade of Ore (oz/ton)                                   0.079      0.044      0.049     0.059      0.053
Actual Strip Ratio (tons waste/tons ore)                     1.1:1      3.8:1      2.6:1     3.6:1      1.6:1
Gold Production (oz)                                        16,624     48,391     54,203    59,857     57,070
Silver Production (oz)                                       7,429     22,503     29,218    18,229     10,700
Recoverable Gold Inventory (oz)                              7,000     20,608     13,344    14,420     20,371
   (unleached gold in heap and ore stockpile)

FINANCIAL (NET TO CANYON)

Ounces of Gold Sold(1)                                      16,386     45,877     51,113    56,665     54,639
Average Gold Price Realized ($/oz)                             386        374        353       376        385
Revenue From Mine Operations ($000)                          6,331     17,154     18,027    21,288     21,019
Operating Cost/Ore Ton Mined ($)(2)                             --(3)    6.87       6.55      7.67       7.89
Operating Cost/Gold Ounce Sold ($)(2)                          362        238        223       209        217
Operating Earnings ($000)                                      391(4)   6,240      6,650     9,432      9,173
Capital Expenditures ($000)                                    168        477      1,115     1,551      3,332
==============================================================================================================

(1)   Gold production net to Canyon after payment in kind of 5% royalty.
(2)   Includes royalty, severance taxes, overhead, and reclamation reserve.
(3)   Not meaningful, as active mining of new ore ceased in January, 1995.
(4)   Prior to provision for final site restoration of $1.1 million.


     Environmental Regulation & Reclamation

     The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ), and other regulatory agencies. A life of mine permit was granted by these agencies on November 1, 1989. The Company recently completed a land exchange with the U.S. Bureau of Land Management (BLM). In the exchange, the Company received about 150 acres of BLM land within the Kendall Mine permit area in return for about 120 acres of patented mining claims outside the permit area. Because of this exchange, the BLM no longer manages any land within the permit area and no longer holds regulatory authority over the Kendall Mine. The Company has filed a final closure plan with the DEQ. This plan provides for enhanced closure measures not contemplated in the original permit. The DEQ approved the reclamation portion of the closure plans, and is reviewing the water quality and monitoring plans.

     The Kendall Mine uses internal and external technical experts to monitor and insure environmental compliance. The Company believes the operation is currently in material compliance with all environmental and safety regulations.

     The Montana Department of Environmental Quality requires that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation of the Kendall Mine. Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. During 1995, approximately 11 disturbed acres were reclaimed, an additional 16 acres were recontoured and prepared for reclamation, and no additional acres were disturbed.

     As of the end of January 1995, all identified mineable ore reserves have been mined. Final reclamation will require recontouring of waste rock dumps, roads and other areas and redistribution of topsoil and reseeding of some disturbed areas. Reclamation of the heap will begin only when gold recovery by continued leaching becomes no longer profitable. Rinsing of the spent ore may require two or more years before final closure of the heap can begin. Bond release on the property will only take place once the regulatory agencies are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure.

FERNLEY DIATOMITE PROPERTY

     The industrial mineral activities of the Company are conducted through its wholly-owned subsidiary, CR Minerals Corporation. The Company produces and markets diatomite under the tradename of DiaFil and sells the product both by a distributor network as well as directly to customers. Diatomite or diatomaceous earth consists of siliceous skeletal remains of single cell aquatic plants. The unique properties of diatomite allow it to be used in a wide variety of applications. The main characteristics of diatomite that are important to its use in industrial products are unique structure, large surface area, high absorption of liquids, mild abrasive qualities, low bulk density, low thermal conductivity, chemical inertness, high silica content, and low impurities. Diatomite is used to manufacture a broad variety of industrial materials, such as paints, plastics, asphalt coatings, insecticides, fertilizers, and polishes. The Company has developed a wide range of diatomite products. These products are differentiated based on particle size distribution, which yields different physical properties.

     CR Minerals has established a distributor network in the United States, Canada, and throughout the world for assisting in the marketing of its diatomite. These distributors sell into the nonagricultural markets - paint, plastics, asphalt coatings, and other filler applications. Currently CR Minerals sells directly to agricultural users and wholesalers. CR Minerals maintains its administrative offices in Golden, Colorado. Sales orders are placed at this office and transferred to the Fernley production site in Nevada after scheduling the shipping date. Accounting, inventory control, transportation, and billing are handled in Golden.

     CR Minerals conducts mining and hauling with its own equipment and staff. The diatomaceous earth ore is mined from an open-pit and hauled by truck approximately 15 miles to the diatomite plant in Fernley, Nevada. Initially the diatomite is crushed to aggregate size, and then simultaneously milled and dried in a high volume stream of hot air. The dried diatomite is collected in cyclones for subsequent size classification by mechanical means or air classification. The coarser and denser accessory minerals are removed, and the diatomite particles can then be segregated by size fraction. Generally, the finer the size fraction, the higher the value. The processing facility has a capacity of 40,000 tons per year of processed diatomite and can load finished product in bulk rail cars, bulk bags, or standard 50 and 55 pound bags which can be shipped by rail, truck, and as ocean cargo. The processing facility has been in operation since the 1950's. Since acquisition in 1987, the Company has made capital improvements including additional air classification equipment, storage bins, and bulk bag loading facilities. Ample diatomite reserves exist for over 25 years production at near capacity rates.

     The plant produces a natural diatomite product that is composed mainly of noncrystalline silica. DiaFil products typically contain less than 1% crystalline silica. Competitive calcined diatomite products contain up to 65% crystalline silica. Long-term exposure to crystalline silica is believed to cause pneumoconiosis or fibrotic lung disease. Recent work by the International Agency for Research on Cancer (IARC) of the World Health Organization has highlighted the link between cancer and crystalline silica. The Company believes that the low amount of crystalline silica in its DiaFil products is aiding in its marketing activities.

     The Company's diatomite operations are subject to local, state and federal laws and regulations. These laws and regulations primarily apply to air quality and plant emissions resulting from mining, crushing, drying, size classification, and packaging operations. Pursuant to recently enacted Nevada statutes, the Company has submitted mining reclamation plans for three diatomite deposits. The Company currently mines diatomite from one of these deposits and a prior operator mined from the other two deposits. All of the deposits have been mined by previous operators under regulatory policies much different than those in existence today. The Company anticipates, but cannot guarantee, that the permits will be issued with full acknowledgement of the pre-law disturbance. Regulatory agencies have not issued mining permits for any of the three deposits, but have required the Company to post a reclamation assurance of $24,785 in connection with one of the applications. The Company anticipates that reclamation assurances will be required for the other applications at some time, possibly an additional $60,000.

     Mining is currently being conducted on private land owned by the Company. Patent applications were filed in 1993 for claims that contain additional diatomite deposits. Patents have not yet been issued. The land on which the processing facility is located is leased from the Southern Pacific Railroad, but the facilities are owned by the Company. This lease expires in September 2007 and requires monthly payments of $1,050.

DEVELOPMENT PROPERTIES

BRIGGS PROJECT

     General

     The Briggs project, located on the west side of the Panamint Range, near Death Valley, California was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest, in Inyo County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns 100% of the Briggs project, subject to a 2% net smelter return royalty and an additional 2% net smelter return royalty on all gold production in excess of 400,000 ounces.

     Briggs' holdings include 809 unpatented mining claims, 67 mill site claims and 1 tunnel site claim that comprise an area of approximately 16,615 acres. The passage of the Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. Most of Canyon's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management.

     Financing

     On December 6, 1995, CR Briggs, the Company's wholly owned subsidiary closed a $34 million credit facility for the construction of the Briggs Mine. See "Item 1 - Business" and "Item 8 - Notes to Financial Statements" for a description of the transaction.

     Exploration and Development

     At the turn of the century numerous small gold mines and prospects were active along the western slope of the Panamint Range, but all activity stopped by World War II. Since the resurgence of gold exploration in the western United States during the last 20 years, gold production in the Panamint Range resumed intermittently on a small scale from two high-grade deposits. Moreover, in the past several years, other companies have conducted drilling programs on mining claims either within the perimeter of the Briggs claim block or on its periphery.

     Significant gold mineralization occurs within the Briggs claim block along a six-mile long trend that includes the Briggs, Cecil R, Jackson, and Gold Tooth prospects. In 1991, considerable drilling and exploration was conducted in each of these areas. Since 1991, drilling has been conducted only on the Briggs project. The Company plans to conduct further exploration, including drilling, on several of these targets in 1996.

     In 1992 and 1993, diamond drilling within the Briggs orebody obtained core samples of gold ore for both metallurgical and crushing tests. Metallurgical testing conducted to date indicates that if the ore is crushed to less than 1/4 inch, approximately 75-85% of the gold in the ore can be extracted by conventional cyanide heap leaching methods.

     The Company completed a definitive Feasibility Study in February 1994. Roberts & Schaefer Company of Salt Lake City, Utah was retained to conduct a "Fatal Flaw Review" of all aspects of the Feasibility Study with the exception of ore reserves; mine plan; mining capital and operating costs; land status; permitting and environmental issues. Roberts & Schaefer Company also prepared the Executive Summary for the Feasibility Study. Mine Reserves Associates, Inc. of Wheat Ridge, Colorado, was retained to conduct the "Fatal Flaw Review" of the ore reserves, mine plan, and mining capital and operating costs. Remy and Thomas, Attorneys at Law, of Sacramento, California reviewed the environmental and permitting aspects of the Feasibility Study. Chamberlin & Associates of Littleton, Colorado provided an additional opinion on the gold recovery. The "Fatal Flaw Reviews" concluded that the Briggs Gold Project is technically and economically feasible.

     Through the end of 1995, a total of 192,634 feet of drilling in 567 holes has been completed at Briggs for exploration, condemnation, metallurgical, and environmental purposes. The development drilling, on approximately 100 foot centers, has defined 805,000 ounces of gold, contained within 32.2 million tons of mineralized rock with an average grade of 0.025 ounce of gold per ton, using a cutoff grade of 0.01 ounce of gold per ton.

     The Feasibility Study, augmented by an economic update in August of 1995, indicates that approximately 21.9 million tons of the Briggs deposit can be mined economically at a $375 gold price. The 21.9 million tons of mineable ore has an average grade of 0.030 ounce gold per ton, and contains 653,000 ounces of gold with a strip ratio of 1.7:1 (waste tons to ore tons).

     Patent application was made for the claims on the Briggs deposit during 1993, however no assurances can be made that patents will be issued.

     With the completion of permitting and financing, construction of mine facilities began on December 16, 1995. The initial construction period will last approximately 7 months. Gold production will commence in the second half of 1996, after sufficient ore stacking and leaching to facilitate gold recovery has occurred.


     Environmental Regulation

     In 1995 the U.S. Bureau of land Management (BLM) and Inyo County, as co-lead agencies, completed a joint Environmental Impact Statement/Environmental Impact Report (EIS/EIR) on the Briggs Project. Subsequently, those agencies, as well as several other agencies, issued permits to the Briggs project. Excepting permits issued by the air quality authority which require certain actions following project construction, the permits issued to date are adequate for all mine operations involving currently identified mineable reserves. A local environmental group, allied with the Timbisha Shoshone Indian Tribe, have initiated various actions in opposition to the Briggs permits. These actions are more fully described under "Item 3 - Legal Proceedings". At present these legal actions are having no effect on activities at the mine. No assurances can be given regarding the outcome of these actions or the effects those outcomes might have on the Company's ability to complete and operate the mine.

         The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to maintain a $3,030,000 reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that the Company maintain a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. These bonds are subject to annual review and adjustment.

     In 1994, the United States Congress passed the California Desert Protection Act (CDPA), resolving surface management classifications for large portions of BLM managed lands in the desert areas of California. The passage of the CDPA released lands around the Briggs Project for multiple use management, significantly reducing constraints on exploration and mine operations.

SEVEN-UP PETE JOINT VENTURE

     General

     Through its wholly-owned subsidiary, CR Montana Corporation, the Company owns a 27.75% interest in the Seven-Up Pete Venture (SPV) which includes the Seven-Up Pete gold deposit, the McDonald gold deposit, and the Keep Cool exploration property. Phelps Dodge Mining Company is the operator of the SPV.

     The Seven-Up Pete and McDonald properties are located six to eight miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The SPV consists of approximately 35 square miles of patented and unpatented mining claims and mineral leases of fee and state land, in general subject to a 5% net smelter returns royalty. During 1994, the state lease upon which substantially all of the currently identified McDonald orebody is located was amended. The amendment extended the primary term for a period of 16 months beyond the time required for review and approval of permit applications for development of the property, including the time required to resolve any appeals of permit approvals. In addition, the lease may also be held thereafter by the production of minerals in paying quantities or the payment of a delay rental of $150,000 per month. The amendment also, along with similar amendments to five other adjacent state leases, provides for cross-mining on all six leases and the consolidation of the six leases under a single agreement.

     The Company, during 1995, funded its 27.75% share of the operating budget of the SPV. The Company will need to continue to contribute 27.75% of funds required for venture expenditures onward in order to maintain its current ownership interest in the venture.

     Geology and Exploration

          McDonald Property

     During 1989 and 1990, exploration conducted on the McDonald property included geophysical and geochemical surveys, preliminary metallurgical testing, and drilling of 76 holes for a total of 41,331 feet. This early exploration drilling discovered a gold deposit, estimated to contain at least 18 million tons of mineralized rock of average grade of 0.03 ounce of gold per ton, and also indicated the potential for a much larger deposit.

     In 1991, an aggressive exploration program was conducted and included detailed geologic mapping, geophysical surveys, and a drill program of 196 holes for a total of 176,216 feet. On November 18, 1991, the SPV announced the discovery of a deposit containing 185 million tons of mineralized rock with an average grade of 0.028 ounce of gold per ton. Preliminary metallurgical test work indicated that the mineralized material is amenable to recovery of approximately 75% of the contained gold in rock that is crushed and heap leached.

     In 1992, exploration drilling continued on the McDonald property and a Mine Plan and Preliminary Feasibility Study were completed. A total of 232 holes with 172,790 feet of drilling was completed.

     In 1993, exploration drilling continued and a definitive Feasibility Study was completed. A total of 105 holes with 40,383 feet of drilling was completed, bringing the total drilling footage for the McDonald property to 389,389 feet in 598 holes. Analysis of the drill data through the end of 1993 indicates that the McDonald deposit contains 8.2 million ounces of gold within 414.4 million tons of mineralized rock with an average grade of 0.020 ounce of gold per ton, using a cutoff grade of 0.008 ounce of gold per ton.

     The McDonald property is partially covered by a siliceous sinter deposited by an ancient hot spring system. The sinter overlies shallow dipping volcanic units which have been strongly fractured and mineralized. The gold mineralization occurs primarily in a favorable rhyolitic volcanic unit.

     The Feasibility Study, completed by Davy International, indicates that
205.1 million tons of the McDonald deposit, with an average grade of 0.025 ounce of gold per ton and containing 5.2 million ounces of gold, can be mined economically in an open-pit, heap-leaching operation. The study indicates that mining and crushing of 121 million tons of ore above a 0.016 ounce of gold per ton cutoff grade (with an average grade of 0.034 ounce of gold per ton) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade ore (averaging 0.012 ounce of gold per ton) could, with an expected 72% recovery of the contained gold, produce approximately 300,000 ounces of gold per year over a 12-year mine life. The expected waste-to-ore ratio would be 2.1:1. Initial capital costs for the project, including pre-production stripping, are expected to be approximately $188 million. Operating costs, including royalty, severance and property taxes, and reclamation reserve, are expected to be approximately $231 per ounce of gold produced.

     Since the Feasibility Study was completed, additional drilling, engineering, and metallurgical work have been conducted which provide a basis for in-progress modifications of the feasibility analysis. The additional data indicates the potential for mining and economic recovery of more gold from the McDonald deposit than indicated in the earlier Feasibility Study.

     Environmental baseline studies have been conducted since 1989, providing the necessary information to design and site facilities for the proposed McDonald gold mine. Baseline studies include air quality, meteorology, surface water, groundwater, wildlife, fisheries, aquatics, vegetation, soils, recreation, transportation, visual resources, wetlands, cultural resources, and socioeconomics.

     In 1994 the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana

Department of State Lands (recently reorganized under the Department of Environmental Quality (DEQ)) in November 1994. The DEQ is reviewing the application and has initiated preparation of an Environmental Impact Statement
(EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the US Army Corps of Engineers (COE) as co-lead agencies.

     The agencies have selected Morrison-Maierle Environmental, an experienced Montana firm, to act as a third party contractor in preparing the EIS. The contractor will complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. Subsequent to contractor selection, the lead agencies have completed "scoping" and the contractor is actively preparing the EIS. Scoping included four public meetings in communities around the project and acceptance of written comments from interested parties. The SPV expects that permits for the project could be issued as early as the third quarter of 1997.

         Seven-Up Pete Property

     Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the Seven-Up Pete property. By 1993, the total drilling on the property was 378 holes for 159,410 feet of drilling. A draft preliminary Feasibility Study was completed in early January 1993, updating an earlier September 1991 study.

     The January 1993 Preliminary Feasibility Study for the Seven-Up Pete property considered the development of the Seven-Up Pete deposit as a satellite to the McDonald deposit. In this study, a revised estimate of the Seven-Up Pete deposit was calculated as a mineable reserve of 10.3 million tons at an average grade of 0.058 ounce of gold per ton. The SPV has determined that no additional work on the Seven-Up Pete property should be carried out at present and efforts should concentrate on the McDonald property.

     The Seven-Up Pete property is covered by middle Tertiary andesitic volcanic rocks. The most important controls on mineralization at Seven-Up Pete are north to northwest-trending faults that have localized quartz-pyrite-precious metal mineralization. The structures generally dip to the west and can be up to 150 feet wide. Gold and silver occur in high grade quartz veins that are localized near the margins of the shear zone, as well as in lower grade shattered zones between the high grade veins. Gold mineralization occurs as free gold as well as submicroscopic particles associated with pyrite.

     Environmental Regulation

     The Seven-Up Pete deposit occurs on patented mining claims within a U.S. National Forest. The McDonald deposit occurs on private and state lands. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on either property. There are no assurances that all needed permits will be issued nor that, in the event they are issued, such issuance will be timely, nor that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction and operation of the project.

     Mining activity in the United States is subject to the granting of numerous permits under applicable Federal and State statutes, including, but not limited to, the National Environmental Policy Act, the Clean Water Act, the Clean Air Act, and the Montana Environmental Policy Act. It is not legal to engage in mining activity without securing the permits required by these and other statutes. Initiation of gold production at the McDonald project will thus require the granting of numerous permits, some of which are discretionary.

     Major permits include the Operating Permit from the Montana Department of Environmental Quality (DEQ), the Operating Plan from the Montana Department of Natural Resources and Conservation (DNRC), the Air Quality Permit (DEQ), the Montana Pollutant Discharge Elimination System Permit (DEQ), a Non-Degradation Authorization (DEQ), a Stormwater Discharge Permit (DEQ), a Water Rights Permit
(DNRC), a Section 404 Dredge and Fill Permit from the U.S. Army Corps of Engineers (COE), and a Fiscal Impact Plan which must be approved by the Montana Hard Rock Impact Board and numerous local government units.

     An Environmental Impact Statement (EIS) is currently being prepared by three co-lead agencies, DEQ, DNRC, and COE. This EIS will be used to support all of the major permit decisions. Agency decisions on the permits are anticipated to be forthcoming by the end of 1997. Certain environmental groups are in the process of attempting to qualify an initiative petition related to water quality regulation for placement on the ballot during the general election in Montana in November of 1996. If placed on the ballot and if passed in the election in November, such an initiative could have a materially adverse effect on the permitting process at McDonald. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur.

PRINCIPAL EXPLORATION PROPERTIES

     The status of exploration activities on the Company's major exploration properties is described below. The properties described are believed to be the most significant of the Company's current inventory. However, that inventory is constantly changing and it is to be expected that some of the properties discussed will eventually be joint-ventured, marketed or abandoned, and that other properties owned or acquired by the Company will become the object of more intensive exploration activities.

BRIGGS/PANAMINT PROPERTIES

     Significant gold mineralization occurs within the Briggs claim block along a six-mile long trend that includes the Briggs, Cecil R, Jackson, and Gold Tooth prospects. In 1991, considerable drilling and exploration was conducted in each of these areas. Drilling activity was severely hampered on the Cecil R, Jackson and Gold Tooth areas by the presence of Wilderness Study Areas. Since 1991, drilling has been conducted only on and immediately adjacent to the Briggs project. The Company plans to conduct further exploration, including drilling, on several of these targets in 1996 now that the Company's entire claim block has been released from Wilderness Study Area designation.

MOUNTAIN VIEW PROPERTY

     The Mountain View project is located in the Deep Hole Mining District, approximately 15 miles northwest of Gerlach, in northwestern Nevada. In mid 1992, the Company entered into a joint venture with Independence Mining Company and also acquired additional claims in the area consolidating a major land position. The Company conducted an aggressive integrated exploration program, including geological, geochemical, geophysical, and drilling programs to evaluate the gold potential near the old Mountain View Mine and elsewhere across the property block. This program resulted in the discovery of a significant new gold mineralization zone on the south end of the property in late 1992.

     During 1993 and 1994, the Company continued an aggressive exploration program on the property, including drilling more than 75,000 feet in 117 reverse circulation and combined reverse circulation/core drill holes. Of the total drilling, 60,375 feet in 87 holes were concentrated in the discovery area on the south end of the property. The discovery area drilling has resulted in the identification and partial delineation of a deposit which contains an estimated
19.6 million tons of mineralized rock with an average grade of 0.027 ounce of gold per ton. The mineralized rock occurs beneath 100 to 600 feet of pediment gravel on the west side of the Granite Mountains range front fault.

     At the beginning of 1994, the Company owned a 60% interest and Independence Mining Company (IMC) owned a 40% interest in the Mountain View Joint Venture. The joint venture partners funded $0.5 million of exploration expenditures in early 1994, after which time IMC declined to contribute any additional funds. The Company obtained and subsequently exercised an option to purchase IMC's remaining interest in the joint venture in exchange for 61,539 shares of common stock of the Company, thereby owning 100% interest in the Mountain View project, effective January, 1995.

     On July 17, 1995, the Company entered into an exploration agreement with Homestake Mining Company (HMC). HMC can earn a 51% interest in the Mountain View property by expenditures of $4 million prior to December 31, 1999 and completion of a feasibility study. An additional 9% interest can be acquired by HMC by funding all development costs through to production.

     During 1995 HMC expended $738,412 on the property, primarily in the drilling of 22 reverse circulation and 4 core holes. Additional work consisted of geological mapping, sampling, petrography, age dating, geophysics and staking 130 new lode claims. Including the new claims, the Mountain View property consists of approximately 8,600 acres of mineral rights in leased and located unpatented lode claims, placer mining claims and 440 acres of leased fee land. The leased properties have minor advance royalty payments and a maximum of 4% net smelter return royalty.

     HMC's work in 1995 confirmed the high-grade zone of the gold deposit previously discovered by Canyon and located several other gold-mineralized areas on the property. HMC has indicated that they intend to continue the exploration program in 1996 with a planned budget of $1 million.

RATTLESNAKE PROPERTY

     The Rattlesnake project is located in the Rattlesnake Hills, Natona County, Wyoming, about 70 miles west of Casper. The property consists of 144 unpatented lode mining claims (partly leased) and two state mineral leases, totalling approximately 3,540 acres. The leased properties have modest annual advance royalty payments and a maximum 4% net smelter return royalty.

     The Company acquired the property in 1992 and conducted mapping and surface rock sampling. This work, in conjunction with exploration conducted by American Copper and Nickel Company from

1983 to 1987 (9,825 feet of drilling in 32 reverse circulation holes), identified several favorable drill targets. In 1993 the Company entered into a joint venture agreement with Newmont Exploration Ltd.

     From 1993 to 1995, Newmont conducted detailed evaluation of the property consisting of surface sampling (rock, soil, stream sediment), ground geophysics (magnetics, VLF-EM, radiometrics, IP), trenching and drilling. A total of 14 holes (2 core, 12 reverse circulation) and 10,705 feet were drilled in the North Stock target area. The Antelope Basin and South Stock target areas, initially scheduled for drill testing by Newmont, were not drilled prior to Newmont dropping out of the joint venture in August, 1995.

     Preliminary estimates indicated that Newmont drilling in the North Stock area identified and partially delineated a mineralized zone from surface to a depth of 900 feet. Drilling by ACNC in the Antelope Basin area indicates the presence of mineralized rock in that area also. The South Stock area appears to be the largest target on the property, but at present, remains untested by drilling.

     The Company is currently seeking a new joint venture partner to continue the exploration of the Rattlesnake project.

MONTANA PROPERTIES

     The Company owns approximately 900,000 acres of fee simple and fee mineral rights in western Montana. The fee mineral rights underlie surface rights owned by other parties. In March 1995 the Company entered into an Exploration Agreement with Option to Acquire Title Agreement with BHP Minerals International Exploration Inc. (BHP) to explore the Company's 900,000 acre holding in western Montana. The Agreement allows BHP the option to acquire an undivided 50% ownership in the property as to gold and an undivided 51% ownership for all other minerals by expending at least $2.5 million on the property over a six-year period and making payments of $25,000 per year to the Company. BHP also has the option to acquire an additional 1% ownership in gold properties by paying one million dollars to the Company.

     During 1995, BHP Minerals expended $200,870 on surface exploration and drilling on the Company's property. Eight drill holes totalling 2,960 feet were drilled on one prospect in the Garnet Range, generally with negative results. A large (1,200 square mile) stream sediment sampling program identified over 20 potential base and/or precious metal targets. Extensive follow-up surface work and drilling are planned for 1996. BHP Minerals has a minimum expenditure requirement obligation of $300,000 on the property for 1996.

     In October, 1995 the Company entered into a Mining Venture Agreement with Kennecott Exploration Company (Kennecott) to explore approximately 2,100 acres in the Lincoln Valley, adjacent to the Seven-Up Pete Joint Venture. Kennecott has the option to earn a 51% interest in and to the Company's holdings by expending $2,000,000 over 5 years. Kennecott also has the option to increase its interest by an additional 9% by funding a Feasibility Study for the Properties.

     During 1995, Kennecott conducted geologic mapping, rock and soil geochemical sampling and geophysical surveys on the Lincoln Valley properties. Several structural zones were identified along portions of which anomalous gold and indicator minerals were identified. Kennecott plans continued exploration, including drilling in 1996.

LATIN AMERICAN EXPLORATION

     GENERAL

     In 1995, the Company concentrated its exploration activities in Brazil, Argentina, and Panama. Precious metal opportunities were also evaluated in Bolivia and Ecuador. The Company terminated its option with Minera Cachabi Ltda. on the Pampa Blanca property in Ecuador during 1995. The Company ceased conducting work in Venezuela in mid-1995 and is in the process of disposing of its Venezuelan subsidiary.

     ARGENTINA

     The Company, through wholly owned subsidiary, CR International Corporation
(CRIC), conducted early stage exploration work on most of the 18 properties held at the start of 1995 in Chubut, La Rioja, Catamarca and Jujuy Provinces in Argentina. In addition, in 1995, four properties in Santa Cruz Province were acquired under an exploration contract from Empresa F.K. Minera S.A. and CRIC filed cateos (mining claims) on 6 properties. On a number of the properties, the exploration programs conducted indicated low potential for economic occurrences of gold and as a result 10 of the properties were abandoned by the end of 1995.

     The Company decided in 1995 that other areas in Latin America and Africa offered better potential to quickly find and develop gold resources than Argentina. The Company decided to market its Argentine properties to other mining companies in joint ventures or options. CRIC closed its Argentina office in October, 1995, and has maintained Argentinean activities through the use of consultants since that time.

     In February 1996, CRIC entered into an exploration agreement with Phelps Dodge Exploration de Argentina, S.A. (PDA), a wholly owned subsidiary of Phelps Dodge Corporation, on five CRIC properties. By funding $3.9 million in exploration expenditures over a six-year period, PDA will earn a 50% interest in the properties. PDA will be manager and has the optional right to increase its ownership to 65% on any particular property by financing a feasibility study suitable for submission for bank financing of that property.

     The CRIC - PDA joint venture properties include 724 square kilometers in the Arroyo Cascada property in Chubut Province and 120 square kilometers in four properties in Santa Cruz Province. The Arroyo Cascada property contains strongly anomalous gold values in rocks, soils, and stream-sediments within an altered volcanic pile, suggestive of a buried porphyry system with potential for both gold and copper. The Santa Cruz properties contain gold-bearing quartz veins and stockworks in volcanic rocks, similar geologically to the nearby multi-million ounce Cerro Vanguardia gold deposit.

     CRIC currently has 6 properties in La Rioja Province under an option to Argentina Mineral Development Co. which expires May 31, 1996. CRIC is in discussions regarding an option on its remaining seven properties. There is no assurance that any agreement will be finalized.

     BRAZIL

     In 1995 the Company acquired approximately 60,000 hectares of mineral rights in the Rio Maria area of Para State in Brazil. These mineral rights are on areas for which mineral concessions have been applied. Although there can be no assurance, the Company has conducted a due diligence of the status of these applications and believes that the concessions will be formally granted in due course. Gold has been produced by informal miners from alluvial and bedrock gold deposits within and adjacent to the Company's properties. A primary target area has been identified, comprising about 140 square kilometers within which most streams contain anomalous gold in pan concentrates. These streams drain an area of folded and sheared greenstones and sediments, presenting a geologic setting similar to that of some multi-million-ounce gold deposits in the region. Numerous workings of local gold miners and gold occurrences are located within this target area.

     In December 1995, Canyon's wholly owned subsidiary, Canyon Mineracao do Brasil Ltda. acquired the concession applications from a Brazilian gold mining company, Mineracao Vale das Andorinhas Ltda., after conducting property evaluations on over 240,000 hectares of mineral rights during 1995. The Rio Maria properties were selected as having exceptional potential to host one or more significant gold deposits. Work during 1996 will consist of detailed surface mapping and sampling with the expectation of delineating initial drill targets before year's end.

     DOMINICAN REPUBLIC

     Effective April 13, 1995, an Option Agreement was signed with Eldorado Corporation Ltd. (Eldorado) giving Eldorado the right to purchase all the issued and outstanding shares of Minera Hispaniola, S.A. (MH). The Option Agreement requires Eldorado to: (i) pay $50,000 upon signing; (ii) $3.0 million work commitment over three years; (iii) pay $500,000 to exercise the option within 3 years; (iv) pay $500,000 upon commencement of commercial production; and (v) pay various net smelter return royalty on production. MH is a company incorporated in the Dominican Republic and owned 40% by Canyon Resources Corporation and 60% by Battle Mountain (Dominican Republic) Inc. By a Consent Agreement dated June 8, 1995, Eldorado assigned all of its right, title and interest in the Option Agreement to Energold Mining Ltd. (Energold).

     Energold has, since acquiring the Option Agreement, been conducting exploration activities on several of the MH exploration concessions and on other areas in the Dominican Republic. Energold completed 3 core holes on the El Higo Exploration Concession in 1995 and, through January 1996, had completed 5 additional core drill holes on the adjacent Los Pedregones Concession. Drilling was halted at El Higo in September 1995 due to environmental concerns expressed to the government Forestry Service by outside parties opposed to the project. Energold, at the request of the government, has conducted an environmental baseline assessment of the exploration work, which indicates that the environment will not be endangered by the work program. Energold is uncertain when permission to recommence the exploration program will be granted and has initiated further drilling on the Los Pedregones Concession.

     PANAMA

     In August 1995, the Company, through its wholly owned subsidiary Canyon de Panama, S.A., was formally granted the 10,594 hectare San Pedrito Concession, applied for in 1994. The San Pedrito property covers the area between the Santa Rosa open-pit, heap-leach gold mine (over one million ounces of gold) and a smaller underground gold mine at Remance. Geologic mapping and geochemical sampling by the Company on the property have identified gold-bearing alteration zones in andesitic volcanic rocks. The geologic environment is similar to that at Santa Rosa. Work during 1996 will consist of detailed geologic mapping and geochemical sampling with the objective of delineating drill targets before the end of the year. The Company is investigating the possibility of forming a joint venture with another mining company to continue the work at San Pedrito.

AFRICA EXPLORATION

     GENERAL

     In February 1994, the Company entered into an agreement with Africa Mineral Resource Specialists Inc. (AMRS), a Colorado corporation, whereby the Company would finance the exploration and acquisition of precious metal properties in Africa and the AMRS staff would conduct certain exploration/acquisition activities under the direction of the Company. To conduct the business activities in Africa, a subsidiary company, Canyon Resources Africa Ltd. (CRAL) was formed - of which the Company owns 90% and AMRS owns 10%.

     CRAL is concentrating exploration efforts in Ethiopia and Tanzania, while also evaluating property specific opportunities elsewhere in Africa. CRAL has acquired one property in Zimbabwe and has applied for a Prospecting License in Burkina Faso.

     ETHIOPIA

     In August 1994, CRAL filed applications on two areas which had been selected for competitive bid by the government of Ethiopia. CRAL also filed applications for Exploration Licenses on two additional areas in Ethiopia which were open to non-competitive applications. In January 1995, CRAL was notified by the Ministry of Mines of Ethiopia that its bid had been selected for the Megado-Serdo area of the Adola gold belt in southern Ethiopia. On September 6, 1995, CRAL and the Ministry of Mines signed a three-year Exploration License, renewable for two additional one-year terms on the 60 square kilometer Megado-Serdo area. The Megado Serdo Exploration License requires that CRAL spend at least $500,000 and complete an approved work program during the first year. CRAL has posted a $500,000 Performance Guarantee Bond with the Ethiopian government to assure completion of the work.

     The Megado-Serdo area is within a greenstone belt of metamorphic rocks of Proterozoic age. The property is located 10-15 kilometers southwest of the large Lega Dembi gold mine owned and operated by the Ethiopian Government Mining Corporation. Government workers have conducted considerable exploration work and have identified several areas of gold mineralization associated with quartz veins within favorable schist horizons on the Megado-Serdo property and have conducted trenching and limited drilling. Most of the streams draining the Megado-Serdo area have had considerable placer mining activity. CRAL commenced a detailed review and compilation of prior government work at Megado Serdo in September 1995 and conducted preliminary site studies in December 1995. The field work program commenced in February 1996 and should be completed by August 1996. The work program will consist of surveying, line cutting, geochemical sampling, geologic mapping, road building and trenching. Geophysical surveys are also being considered.

     In August 1994, CRAL also applied for an Exploration License on the 108 square kilometer Meleka-Abeba area located about 50 kilometers north of the Lega Dembi mine in the northern end of the Adola Gold Belt. Stream sediment geochemistry conducted by the government has identified numerous concentrations of anomalous gold which have not been followed-up to date. Some artisanal placer mining has recently been conducted within the application area. Negotiations with the Ministry of Mines for an Exploration License on the Meleka-Abeba area commenced in July 1995. On March 26, 1996 the Meleka-Abeba Exploration License was issued.

     CRAL has also applied for an Exploration License on the 1,700 square kilometer Adi Dairo-Adi Hageray area located in Tigray Province of northern Ethiopia just south of the border with Eritrea. The region is underlain by Proterozoic greenstone rocks and has had recent artisanal mining of both placer and lode gold occurrences. The CRAL application is in the review process and there is no assurance that it will be granted.

     On February 6, 1996 CRAL entered into a joint venture agreement with JCI Limited, a large South African mining company, to finance gold exploration on CRAL's Exploration Licenses and license applications in Ethiopia. By funding $4.5 million in exploration expenditures on three licenses, JCI would earn a 51% joint venture interest. JCI, with 100 years of African mining experience, is a leading South African mining company which produces approximately 1.8 million ounces of gold per year from a mineable reserve of over 80 million ounces.

     CRAL will be the manager of the joint venture through the $4.5 million of exploration financing and JCI earn-in of its 51% interest. Thereafter, JCI will be the joint venture manager. JCI has the optional right to increase its ownership to 65% of any particular license by financing the lesser of an additional $4.5 million of expenditures or a bankable feasibility study on that license.

     TANZANIA

     In November 1994, Canyon Resources Tanzania Limited (CRTL) was established (90% owned by Canyon and 10% owned by AMRS), to conduct business and hold mineral properties in Tanzania. CRTL has been actively evaluating property submittals from several companies holding Mineral Licenses in Tanzania. AMRS, on behalf of CRTL, filed several Mineral License applications in April 1994.

     In October 1995, the Tanzanian government granted AMRS Prospecting Licenses for gold on three areas in the Lake Victoria Goldfields region totaling 264 square kilometers; two Reconnaissance Licenses for diamonds in southwestern Tanzania near Lake Nyasa totaling 1,138 square kilometers; and one Reconnaissance Licenses for platinum to the east of Lake Victoria totalling 243 square kilometers. In addition, in October 1995, CRTL entered into a joint venture with Sampo Resources (T) Limited on a 150 square kilometer Prospecting License for gold in the Musoma District (Lake Victoria region). CRTL can earn a 60% interest in the property by expenditure of $1 million over three years. CRTL also has the option to increase interest to 85% by spending an additional $2 million.

     The Lake Victoria Goldfields region has had historic gold production of more than two million ounces through 1970. Gold mining has concentrated in areas of Archean-aged greenstones and banded iron formations and associated alluvial concentrations of placer gold. The Lake Nyasa area has recent artisanal placer gold production and geologic mapping in the past has identified kimberlite pipes. Ultramafic rock occurrences similar to those of the Bushveld complex of South Africa and the Great Dyke of Zimbabwe have been mapped to the east of the Lake Victoria Goldfields region. During 1996, CRTL plans to conduct geologic mapping and geochemical sampling on each of the mineral licenses to determine if they warrant a more detailed exploration program, including drilling. CRTL is evaluating the possibility of forming joint ventures with one or more mining companies to continue work on the Tanzanian properties.

     ZIMBABWE

     In September 1995, CRAL was granted Exclusive Prospecting Order (EPO) #1005 covering an area of approximately 234 square kilometers to the east of the town of Chegutu in north-central Zimbabwe. There has been recorded gold production of more than 200,000 ounces from numerous small mines and prospects within the EPO. In addition, there has been considerable unrecorded production by artisanal miners and ancient mining by indigenous peoples. Numerous small parcels within the EPO are held by others which represent earlier filed claims, mainly in the areas of past production.

     The regional geology consists of low grade metamorphic mafic volcanic rocks (greenstone) of Archean age which are intercalated with felsic volcanics and banded iron formations. These rocks are cut by somewhat younger Archean granites. Most of the prior gold production has been derived from either granite or greenstone hosts adjacent to or on the granite-greenstone contact. Mineralization is often related to major shear zones, parallel to, and within the greenstone belt.

     CRAL has completed a review of the known information on geology, land ownership, past production and claimholders of record. In 1996, CRAL will conduct orientation geochemical surveys to select the best techniques for identifying favorable target areas and will investigate the possibility of forming a joint venture to continue the exploration of EPO #1005.

TITLE TO PROPERTY

     U.S. MINERAL PROPERTIES

     The Company's U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company. Many of the Company's mining properties which are in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a rental fee of $100 per claim per year for each assessment year instead of performing assessment work. State law may, in some instances, still require performance of assessment work.

     The present status of the Company's properties as unpatented mining claims located on public lands of the U.S. allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. Accordingly, with an unpatented claim, the U.S. retains many of the incidents of ownership of land, the U.S. regulates use of the surface, and the Company remains at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims. If there exists a valuable deposit of locatable minerals (which is the requirement for the unpatented claim to be valid in the first place), and provided certain levels of work and improvements have been performed on an unpatented mining claim, the Mining Law of 1872 authorizes claimants to then seek to purchase the full title to the claim, thereby causing the claim to become the private property of the claimant. Such full ownership expands the claimant's permissible uses of the property (to any use authorized for private property) and eliminates the need to comply with maintenance and reporting requirements necessary to protect rights in an unpatented claim.

     Because the Company believes that it has established the existence of valuable mineral deposits in certain of its properties, and has maintained and improved the claims in the manner required by law, it has sought to enhance its rights in those properties by seeking issuance of mineral patents. In July of 1992, the Company caused four applications for mineral patent for the 20 lode mining claims comprising the then-known ore reserves at the Briggs property to be filed with the Bureau of Land Management ("BLM"). However, due to administrative backlogs in the California State Office of the BLM, processing of those applications has not proceeded. On December 30, 1993, the Company caused five applications for mineral patent for the 15 placer mining claims which encompass known ore reserves on public lands for the diatomite operations conducted by the Company's subsidiary, CR Minerals, to be filed with the Nevada State Office of the BLM. Those applications have been processed to the point where the purchase price for the claims has been accepted.

     On October 1, 1994, while the above patent applications were pending, Congress imposed a moratorium on accepting and processing mineral patent applications within the Department of the Interior. Under the terms of the continuing statutory moratorium (as interpreted by the Secretary of the Interior), and solely as a result of the actions or inactions of the respective state offices prior to the time the moratorium became effective, the Secretary considers the California applications not to be exempt from the moratorium, and therefore will not allow them to be processed while the moratorium remains in effect, but the Nevada applications are considered exempt and should be adjudicated. The Company instituted litigation in the U.S. District Court for the District of Nevada to attempt to force the Secretary to construe all of the applications as exempt from the moratorium and to diligently process all of them, either by granting patents or be contesting the claims. However, the Court has declined to compel the Secretary to expedite processing of the applications. The Court's decision does not determine the validity of the claims, nor does it directly affect the Company's basic ability to conduct mining operations on the claims.

     The Company has no reason to believe that grounds exist for denial of any of the patents when and if they are ultimately adjudicated. However, there can be no assurance that such patents will be granted.

     For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. As of December 31, 1995, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $400 per ounce, would have an approximated $12 to $16 per ounce impact on the Company's costs of production from unpatented mining claims.

     The Company supports reasonable, rational changes to the Mining Law of 1872 and is currently active in industry efforts to work with Congress to achieve responsible changes to mining law. Although the exact nature or timing of any mining law changes cannot be predicted, enactment of any federal mining law changes would not affect the Company's Kendall, McDonald, or Seven-Up Pete projects, or the CR Minerals property currently being mined, because these projects are not on federal lands. The Fernley Diatomite project, Briggs project, the Mountain View project, and certain other exploration properties, however, do occur on federal mining claims and could be materially affected by such legislation.

     FOREIGN MINERAL PROPERTIES

     In the countries outside the United States where the Company is operating, the rights to minerals are vested with the government. Mineral rights are granted by the government through concessions, licenses or leases. Often, the earliest stage work is conducted under Reconnaissance or Prospecting Permits which have a duration of one to two years and cover large areas. Exploration Licenses or Concessions often will involve a considerably smaller area and will have a duration of one to three years, often with the right to extend for one or two additional years with a reduction of the size of the area with each renewal. Exploration Licenses usually contain the right to convert to a Mining License or Concession provided the Licensee adheres to the terms of the Exploration License and has defined an economic mineral deposit. Mining Licenses are generally for a term of 10 to 20 years or longer or for the economic life of the deposit. Usually the Licensee must considerably reduce the size of the area held when converting from an Exploration License to a Mining License.

     Mineral Licenses generally have a land rental charge which varies from a few cents to several dollars per hectare per year and increases from Prospecting to Exploration to Mining Licenses. Some countries have no royalty provisions on production from Mining Licenses, whereas others will charge royalties varying from 1-5% of the value of the minerals produced. Several countries require a free carried interest in a mining operation at levels of 10-20% equity participation, although most countries in which the Company is working do not. A number of countries charge a tax of 10-20% on dividends which are remitted outside the country. Income tax rates vary from 30-45% in the countries in which the Company is working. In several countries the sole benefit, outside of land rental, that the country derives from Mining Licenses is through collection of income tax.

LEASED PROPERTY

     The Company leases approximately 5,600 square feet of office space at 14142 Denver West Parkway, Suite 250, Golden, Colorado 80401, under a lease which expires March 31, 1996. Rent is presently $5,406 per month. An additional 1,500 square feet of office space is leased at the same location for $1,761 per month. The Company maintains storage and/or facilities in Golden, Colorado; and Ridgecrest, California on a month-to-month basis. CR Minerals maintains storage facilities in several states and leases land for its processing facilities in Fernley, Nevada for $1,050 per month under a lease which expires September 2007.

ITEM 3.   LEGAL PROCEEDINGS

     Following the completion of the environmental review process for the permitting of the Briggs Project, the United States Department of the Interior, Bureau of Land Management (BLM) issued an approval of the Plan of Operations for the project on July 10, 1995. That approval was appealed to the Interior Board of Land Appeals within the Department of the Interior (IBLA) on August 10, 1995 by the Timbisha Shoshone Tribe of Death Valley, Madeline Esteves (a member of the Tribe), and the Desert Citizens Against Pollution (DCAP). The appeal alleges that BLM failed to adequately consult with the Tribe prior to taking its action and also alleges various technical errors in the environmental review process and requested a stay of the effectiveness of the approval pending resolution of the appeal. On August 29, 1995 the IBLA issued a temporary stay of the effectiveness of the Plan of Operations pending resolution of the request for stay included in the appeal. The Company has vigorously opposed this appeal through the filing of responsive briefs with the IBLA. In addition, the BLM has vigorously opposed the appeal through the filing of its own brief. The IBLA denied the request for stay and removed the temporary stay on October 23, 1995, stating that there was not a likelihood that the appellants would prevail on the merits of the appeal, thus allowing the Company to proceed with the development and operation of the project under the BLM Plan of Operations. The same appellants filed a Petition for Expedited Secretary's Review on November 14, 1995 with the office of the Secretary of the Interior requesting that the Secretary take jurisdiction of the proceeding and overrule the Interior Board of Land Appeals. On March 13, 1996, the Office of the Solicitor of the Interior on behalf of the Secretary issued a decision refusing to take jurisdiction with respect to the appeal. No final decision on the merits of the appeal has yet been rendered by the Interior Board of Land Appeals. Once the Interior Board of Land Appeals rules on the merits of the appeal, a further appeal by any of the parties to the proceeding can be filed in Federal Court. The Company believes that the appeal will be dismissed in the ordinary course of the appeals process as being without substantial merit or basis in law or fact.

     On July 12, 1995, the Inyo County Planning Commission approved the Mine Reclamation Plan for the Briggs Project under applicable California law. This approval was appealed on July 26, 1995 to the Inyo County Board of Supervisors by the same appellants listed above in connection with the appeal to the IBLA. The Inyo County Board of Supervisors unanimously rejected the appeal and issued its decision on August 30, 1995. The appellants (hereafter "Tribe") appealed the decision of the Inyo County Board of Supervisors to the Superior Court of California in and for Inyo County on November 10, 1995 under a Petition for Writ of Mandate and Complaint for Injunctive Relief ("Petition") filed November 13, 1995 as No. 21419. Both the Company and Inyo County have answered the complaint and are vigorously defending the appeal.

     The Petition alleged violations of the California Environmental Quality Act (hereinafter, "CEQA") and the Surface Mining and Reclamation Act ("SMARA"). The Tribe sought a Temporary Restraining Order from the Court on January 16, 1996. However, on January 17, the Inyo County Superior Court denied that request and set the matter for an Order to Show Cause regarding the issuance of a Preliminary Injunction on February 5, 1996.

     The matter was heard on February 5, and, on February 16, 1996, the Court denied the Tribe's request for the issuance of a Preliminary Injunction. This matter will now proceed with briefing for a hearing before the Court on June 13, 1996. The Company believes that the matter will be dismissed as being without substantial merit or basis in law or fact.

     On July 14, 1995, the Lahontan Regional Water Quality Control Board ("Lahontan") in California issued a Waste Discharge Order to the Company for the Briggs Project. On October 2, 1995, the same appellants identified above filed a petition with the California State Water Quality Control Board challenging certain of the findings and certain aspects of the Waste Discharge Order. In this petition, the appellants have not requested a stay and have not asked that the Waste Discharge Order be withdrawn or rescinded. Instead, they have petitioned to change various technical matters of the Waste Discharge Order and to have the financial assurance bond be increased. The Company and Lahontan are responding to this petition through the staff of the State Water Quality Control Board. The Company believes that the petition will be dismissed administratively through the staff consultation process without the necessity of a hearing before the entire board.

     The Company has vigorously defended its position in each of the proceedings before the Interior Board of Land Appeals, the Inyo County Court and the Water Board, and believes that all of the claims of the Timbisha Shoshone Tribe and the local environmental group are without merit. No assurances can be given regarding the outcome of these actions or the effects those outcomes might have on the Company's ability to complete and operate the mine.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of Security Holders in the last quarter of 1995.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ), National Market, under the symbol CYNR. The Company's common stock was first included on NASDAQ on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon also has warrants that trade on the National Market under the symbol CYNRW. The following table reflects the high and low bid prices for the Company's common stock and warrants during the indicated periods:

      ================================================================
                            COMMON STOCK           WARRANTS
      ----------------------------------------------------------------
                          High       Low      High         Low
                          ----       ---      ----         ---
           1995
      Fourth Quarter     $2.56      $1.81     $0.25       $0.09
      Third Quarter      $2.75      $2.13     $0.28       $0.13
      Second Quarter     $2.44      $1.88     $0.38       $0.13
      First Quarter      $2.13      $1.50     $0.31       $0.16

           1994
      Fourth Quarter     $2.56      $1.50     $0.63       $0.13
      Third Quarter      $2.88      $2.00     $0.63       $0.13
      Second Quarter     $3.63      $2.25     $1.06       $0.38
      First Quarter      $4.44      $3.38     $1.81       $0.91
      ================================================================


     On March 1, 1996 the high and low prices for the Company's common stock were $3.38 and $3.25, respectively. The high and low prices for the Company's warrants on March 1, 1996 were $0.28 and $0.25, respectively. These prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. All price quotations were provided by NASDAQ.

     As of March 1, 1996, there were approximately 1,359 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 3,000. As of March 1, 1996, there were also 29 holders of record of trading warrants and 12 holders of unregistered warrants to purchase common stock.

     As of March 1, 1996, there were outstanding; a) 25,943,459 shares of common stock; b) 4,118,632 warrants to purchase common stock; c) 2,128,500 employee and non-qualified stock options to purchase common stock; and d) 6,137,681 shares of common stock issuable upon conversion of debentures totalling $21.2 million.

     For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company in favor of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Project, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Project cash flow unless certain conditions relating to the financial performance of the Briggs Project are met.


ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.

=========================================================================================================================
                                                                           DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                            1995             1994             1993             1992              1991
                                        ---------------------------------------------------------------------------------

SUMMARY OF CONSOLIDATED
BALANCE SHEETS

Working Capital (Deficit)               $25,787,400       $14,953,000      $19,301,600      $ 1,846,700     ($   957,400)
Current Assets                           28,654,800        18,318,100       24,264,500        6,615,800        5,926,300
Total Assets                             72,424,200        52,187,600       53,235,700       29,143,500       43,747,400
Current Liabilities                       2,867,400         3,365,100        4,962,900        4,769,100        6,883,700
Long-term Obligations                    49,486,300        23,468,900       22,846,300        2,550,400        5,194,600
Total Liabilities                        52,353,700        26,834,000       27,809,200        7,319,500       12,078,300
Common Stockholders' Equity              20,070,500        25,353,600       25,426,500       21,824,000       31,669,100
=========================================================================================================================
SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS

Sales                                   $ 9,006,600       $19,580,200      $19,879,600     $ 22,506,400      $21,690,800
Income (Loss) Before
  Extraordinary Items                    (6,143,200)         (337,700)         920,700      (14,277,000)(1)      297,700
Extraordinary Items                              --                --               --               --        1,818,300(2)
Net Income (Loss)                        (6,143,200)         (337,700)         920,700      (14,277,000)       2,116,000
Income (Loss) Per Share
  Before Extraordinary Items                  (0.24)            (0.01)            0.04            (0.61)            0.01
Net Income (Loss) Per Share                   (0.24)            (0.01)            0.04            (0.61)            0.10
=========================================================================================================================

     (1) Includes asset writedowns of $14,075,400 for 1) Kendall Mine - $8,000,000; 2) Exploration Properties - $4,042,100; 3) Non-Compete Agreement - $2,033,300.

     (2) Gain on extinguishment of debt, net of taxes ($1,098,900) and credit equivalent to tax benefit from utilization of net operating loss carryforwards ($719,400).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994

     The Company recorded a net loss of $6.1 million, or $0.24 per share, on revenues of $9.0 million in 1995, compared to a net loss of $0.3 million, or $0.01 per share, on revenues of $19.6 million in 1994. The 1995 results were principally impacted by lower gold production, a provision for final site restoration costs, and the writedown of remaining carrying values at the Kendall Mine.

     Active mining of new ore at Kendall ceased in January, 1995, with production of 16,624 ounces realized from continued leaching of all previously mined ore. As a result, substantially lower revenues of $9.0 million were realized during 1995, a 54% decrease from the $19.6 million in revenues during 1994. The Company sold 16,386 ounces of gold and 8,694 ounces of silver in 1995 at an average realized price of $386 per equivalent gold ounce. Comparable amounts in 1994 were 45,877 ounces of gold and 21,126 ounces of silver at an average price of $374 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold prices averaged $385 per ounce in 1995 and $384 per ounce in 1994. All ounces sold in 1995 were at spot prices, in contrast to sales in 1994 which included 18,300 ounces settled with spot deferred contracts averaging $351 per ounce and 6,393 ounces delivered against a gold loan monetized at $374.50 per ounce. As a result of the hedging program and gold deliveries in 1994, the Company recognized lower revenues of $755,900 relative to spot prices in effect on the settlement dates.

     Cost of sales was $7.4 million in 1995 as compared to $12.3 million in 1994. Cost of sales per ounce at Kendall in 1995 increased to $362 as compared to $238 in 1994 due to the lower production levels associated with cessation of mining of new ore. Included in cost of sales for 1995 and 1994 are all direct and indirect costs of mining, crushing, processing and general and administrative expenses of the mine, including normal provisions for reclamation of $0.8 million for each year. In addition, the Company recorded a fourth quarter 1995 charge for remaining final site restoration at Kendall of $1.1 million as a consequence of reviewing and updating its anticipated scope of work to achieve mine closure.

     Depreciation, depletion, and amortization was lower during 1995 due principally to lower ounces sold from the Kendall Mine. Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Concurrent with adoption, the Company has determined that its carrying value for property and equipment at the Kendall Mine is not recoverable, due principally to the maturing life of the mine (remaining economic life of one year) and the level of site restoration costs anticipated during the next two to three years to achieve mine closure. As estimated cash outflows exceed estimated cash inflows, the Company has reduced the carrying value to zero and recorded a fourth quarter 1995 impairment of $296,000.

     Selling, general and administrative expenses were $3.4 million in 1995 as compared to $3.0 million in 1994. The increase was due primarily to increased corporate activity for business development and to increased diatomite sales and corresponding support levels.

     Exploration costs expensed, almost entirely foreign related, decreased by $0.2 million to $1.0 million in 1995. During the current year, the Company closed its Mendoza, Argentina office and focused principally on opportunities in Brazil and Africa.

     Abandonments of $0.3 million in 1995 were in the ordinary course of business, and related principally to properties in Latin America.

     Interest income was marginally lower in 1995, as higher yields partially offset the effects of lower investible balances. Interest expense was lower in the current period as a gold loan was not outstanding for the full year. In addition, interest expense associated with the Company's debentures declined due to voluntary conversions of $725,000 principal during the year.

     There was no current or deferred provision for income taxes during 1995 or 1994. The Company computes deferred taxes according to the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires deferred income taxes to be computed under the asset and liability method and to be adjusted to and maintained thereafter at statutory rates in effect when the taxes are expected to be paid. SFAS 109 also requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Although the Company maintains significant net deferred tax assets, principally in the form of operating loss carry-forwards, the Company did not record a deferred tax credit in either 1995 or 1994 due to an assessment of the "more likely than not" realization criteria required by SFAS 109.

     Inflation did not have a material impact on operations in 1995 or 1994. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.


     1994 COMPARED TO 1993

     The Company recorded a net loss of $0.3 million, or $0.01 per share, on revenues of $19.6 million in 1994, compared to net income of $0.9 million, or $0.04 per share, on revenues of $19.9 million in 1993. The 1994 results were adversely affected by higher interest expense and exploration costs, as compared to 1993.

     Revenues of $19.6 million were realized from the sale of gold, silver, and diatomite products during 1994, representing a 2% decrease from the $19.9 million in revenues during 1993. The Company sold 45,877 ounces of gold and 21,126 ounces of silver in 1994 at an average realized price of $374 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $384 per ounce in 1994. Comparable amounts in 1993 were 51,113 ounces of gold and 29,633 ounces of silver at an average realized price of $353 per equivalent gold ounce and a COMEX average of $360 per ounce. As a condition of a gold loan secured in May 1993, the Company was required to hedge a portion of the Kendall Mine's future production to ensure adequate cash flow for repayment of the obligation. Accordingly, the Company entered into spot deferred contracts totalling 42,000 ounces of gold at prices ranging from $339 per ounce to $357 per ounce. During 1994, 18,300 ounces were settled at an average price of $351 per ounce. In addition, 6,393 ounces were delivered against the gold loan at a monetized price of $374.50 per ounce. During 1993, the Company settled 23,700 ounces at an average price of $343 per ounce and delivered 4,288 ounces against the gold loan. As a result of the hedging programs and gold loan deliveries, the Company recognized lower revenues of $755,900 and $580,600 in 1994 and 1993, respectively, relative to spot prices in effect on the settlement dates.

     Cost of sales was $12.3 million in 1994 as compared to $12.5 million in 1993. Cost of sales per ounce at Kendall in 1994 was $238 as compared to $223 in 1993, representing a 7% increase. The higher unit costs were due principally to lower ore tons and ounces mined, and therefore lower production levels (-11%), and higher strip ratios of the ores mined. Included in cost of sales for 1994 and 1993 are all direct and indirect costs of mining, crushing, processing, and general and administrative expenses of the mine, including provisions for reclamation of $0.8 million and $0.4 million, respectively. The higher reclamation accrual in 1994 was due to a fourth quarter revision to the anticipated cost of final site restoration. Although higher metal prices were realized, lower production levels resulted in a decline of Kendall's operating earnings (defined as sales less cost of sales) to $6.2 million as compared to $6.7 million in the prior period.

     Depreciation, depletion and amortization was higher during 1994 than 1993 due principally to an increase in the capital base at Kendall and the resulting DD&A rate to $41 per ounce in 1994 from $35 per ounce in 1993. Other Company DD&A charges increased marginally in 1994 as well, due to current year capital additions.

     Selling, general and administrative expenses were $3.0 million in 1994 as compared to $2.1 million in 1993. The increase was due to: a) higher corporate costs of $0.4 million; b) increased diatomite sales and corresponding support levels ($0.2 million); and c) cost of establishing and maintaining an office in Mendoza, Argentina to support exploration activities ($0.3 million).

     Exploration costs expensed in 1994 were $1.2 million as compared to $0.3 million in 1993 and reflect the commencement of a worldwide exploration effort. Foreign activity in 1994 totalled $1.1 million with a focus on exploration opportunities in Central and South America, Africa and the Pacific Rim. U.S. spending was a nominal $0.1 million in 1994.

     Abandonments in 1994 resulted in a nominal charge of $0.1 million as compared to $1.3 million in 1993. The prior year amount related principally to properties in the Moccasin and Judith Mountains in Montana.

     Interest income was higher in 1994 due to higher average cash balances. Interest expense was higher in the current period due to a full year of interest expense on the Company's $22.0 million, 6% interest, subordinated convertible debentures which were sold in June 1993. During 1994, $0.1 million of principal was converted to 29,900 shares of common stock.

     There was no current provision for income taxes in 1994. The prior period amount was a credit of $35,800, reflecting an adjustment to the Company's 1992 estimate of its alternative minimum tax liability.

     Inflation did not have a material impact on operations in 1994 or 1993.


LIQUIDITY & CAPITAL RESOURCES

SUMMARY:

     The Company's cash and cash equivalents decreased $11.4 million during 1995 to $1.9 million at year end. The decrease was a result of cash outflows from operations of $2.4 million, $7.6 million of cash spent on investing activities, and $1.4 million of cash used in financing activities.

OPERATING ACTIVITIES:

     Operations used $2.4 million of cash in 1995 in contrast to providing cash of $2.4 million and $5.2 million in 1994 and 1993, respectively. The decreasing trend is principally a result of declining production and sales of gold from the Kendall Mine, now in its final year (1996) of economic life.

INVESTING ACTIVITIES:

     Capital expenditures in 1995 totaled $8.1 million. Major components included $5.5 million at Briggs, of which $1.6 million were financed by drawings under a loan facility; approximately $1.2 million for the Company's share of costs on the McDonald project, relating principally to permitting; $0.3 million at the Company's diatomite operations; $0.8 million on foreign exploration properties, with the remaining amount spent on miscellaneous projects.

     Capital expenditures in 1994 totalled $6.7 million. Major components included $3.4 million at the Briggs property, principally related to environmental, metallurgical and engineering work; $1.0 million for the Company's share of costs on the McDonald project which principally related to engineering and environmental analyses to support the Plan of Operations and commencement of the permitting process; $0.5 million at the Kendall Mine, principally to construct a carbon adsorption plant to process lower grade solutions expected with the cessation of new ore mining; $0.3 million at the Company's diatomite operations; with the remaining amount associated with miscellaneous exploration projects and corporate activities.

     Capital expenditures in 1993 totalled $7.6 million. Major components included $3.1 million at the Briggs property, principally related to environmental, metallurgical and engineering work; $2.0 million for the Company's share of costs on the McDonald project which principally related to hydrological, metallurgical and engineering work and to additional purchases of property within the area of interest; $1.1 million at the Kendall Mine, principally for final leach pad expansion; with the remaining amount associated with the Company's diatomite operations and miscellaneous exploration projects.

FINANCING ACTIVITIES:

     On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Costs of approximately $1.2 million incurred in connection with obtaining the facility will also be financed. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks; Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Ltd. and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. The cost overrun facility is available only in the event of spending in excess of $30 million and an additional $2 million contribution by the Company. The Company has escrowed $2.0 million in connection with this requirement. The amount is included in other long-term assets on the Balance Sheet at December 31, 1995, as it is not contemplated to be available to the Company until 1997. On December 27, 1995 drawing commenced on the facility and $25.0 million principal in the form of a gold loan and $1.0 million principal as a dollar loan were drawn. At December 31, 1995, unspent proceeds of $23.3 million are included as restricted cash on the Company's balance sheet. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces and carries an initial interest rate for 90 days of 5.32%. The dollar loan's initial interest rate for 90 days is 9.87%. Varying interest rate periods can be selected under the terms of the facility. Repayment terms require quarterly installments over six years, commencing in 1997 which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow after primary debt service. Within three years of project completion (approximately 4 months beyond construction completion and start-up) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the loan amounts. As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. Accordingly, fixed forward contracts totalling 186,600 ounces were entered into at prices ranging from $395 per ounce to $424 per ounce. In addition, put options on 21,600 ounces at a strike price of $380 per ounce were purchased. The put options were financed by the sale of call options on 10,800 ounces at a strike price of $403 per ounce. Approximately 41% of the Briggs Mine production from current reserves was hedged through forwards and put options as of December 31, 1995.

     In connection with the issue of certain surety bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit, in the amount of $1,953,000, will expire no earlier than December 31, 1996, and at the bank's option, may be renewed for successive one-year periods. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,953,000 with the bank. The amount is included as restricted cash on the Company's balance sheet at December 31, 1995. Of the amount on deposit, $84,000 was funded in 1995 and $1,869,000 was funded in prior years in connection with a separate collateralized letter of credit for only the Kendall Mine.

     During 1995, in connection with a first year work commitment on an exploration property in Ethiopia, a bank Letter of Credit has been provided in favor of the Ministry of Mines and Energy, Federal Democratic Republic of Ethiopia. The Letter of Credit, in the amount of $500,000, will expire on January 6, 1997. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $500,000 with the bank. The amount is included in other non-current assets in the Company's balance sheet at December 31, 1995.

     During 1994, the Company fully repaid a previous gold loan by delivering 6,393 ounces to the lender. The initial loan amount of $4.0 million, secured in 1993, was monetized at $374.50 per ounce (10,681 ounces). The Company repaid 4,288 ounces on the loan during 1993. Because the gold price at the repayment dates was higher than the original monetized price in 1994, the Company recognized lower revenues and cash flow of $103,000 than it would have received if all gold were sold at spot market prices. During 1993, the gold price was lower than the original monetized price at the repayment dates and the Company recognized higher revenues and cash flow of $28,500 than it would have received if all gold were sold at spot market prices.

     In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $0.9 million and financed the purchase price over a three year period. Most of the equipment was transferred to the Briggs Mine in late 1995 to be utilized during the mine development phase, some equipment was disposed of during 1995, and some equipment will remain at Kendall during the final year of production and reclamation activity.

     On June 2, 1993 the Company raised a total of $22.0 million ($20.5 million after financing costs) through the sale of subordinated debentures which are due June 1, 1998. Interest is payable semi-annually on December 1 and June 1 at the rate of 6% per annum. The debentures are convertible at the option of the holder any time prior to maturity into common stock at the rate of $3.45 per share. During 1995, $725,000 of principal was converted into 210,100 common shares of the Company. The Company, after June 1, 1996, may redeem the debentures by issuing common stock at a rate of 94% of the then trading price of its common stock or by payment in cash at par. During 1995, the Company made interest payments of $1.3 million. On-going annual debt service costs will be comparable until any future conversions or redemptions.

     The expiration date on the Company's 3,943,600 trading warrants and a private warrant to purchase 100,000 shares to purchase common stock (all at an exercise price of $3.50 per share) were extended at various times during 1995 and are currently scheduled to expire on April 12, 1996.

     At December 31, 1995, the Company's debt consisted of the following: 1) $26.0 million Briggs loan; 2) $21.2 million convertible debentures; and 3) $0.4 million on a mining equipment loan.


OUTLOOK:

Operations

     Mine development and construction of facilities at Briggs is expected to take approximately seven months. Financed expenditures for the period will total approximately $26 million. Gold production will commence in the second half of 1996, after sufficient ore stacking and leaching to facilitate gold recovery has occurred with production of approximately 19,000 ounces anticipated. Direct cash operating costs, after achieving design capacity, are expected in the range of $215-$225 per ounce during the fourth quarter of 1996 and approximately $230-$240 per ounce over the mine life.

     The Company anticipates gold production from residual leaching at Kendall in 1996 of approximately 7,000 ounces at direct cash operating costs of approximately $330-340 per ounce. The Company expects to spend approximately $0.7 million on reclamation during 1996, and a further $2.0 million beyond 1996 through mine closure. The Company has fully accrued the expected reclamation costs as of December 31, 1995.

     During 1996, the Company expects to contribute approximately $1.8 million to fund its share of expenditures for the McDonald Project, principally relating to ongoing permitting and support activities. The permitting process will be rigorous and is expected to take a minimum of 30-36 months from the initial filing of the Plan of Operations in November 1994. The Company's overall exploration objectives in 1996 will be to seek quality joint venture partners for several of its foreign properties and focus internally on exploring and drilling within and adjacent to the Briggs claim block and select foreign properties, particularly in Brazil. These expenditures are expected to total $3.0 million.

Financing

     On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.3 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. The Company intends to file a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants and use its best efforts to cause such Registration Statement to become effective as soon as practical. In the event that the Registration Statement does not become effective on or before the 90th day following the completion of the private placement, each purchaser of units will be issued an additional 1/10 of one common share and 1/20 of one warrant for each unit purchased. The Company's planned use of proceeds are for exploring properties within and in proximity to the Briggs claim block, continuing to fund its share of expenditures on the McDonald Project, exploration work on select foreign properties, particularly in Brazil, and for general corporate purposes. This financing is expected to adequately capitalize the Company for the next two years consistent with its present objectives.

     The Company engages in an ongoing evaluation of opportunities in the mining business which may require other uses or additions of capital which cannot be predicted at this time. In addition, the Company, upon successful completion of the permitting process at the McDonald Project, will be required to fund its share of construction costs in order to maintain its present ownership level. The Company's share of these costs may exceed $50 million, which will require additional financing from external sources.

Gold Prices and Hedging

     The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The Company's hedging program for 1996 consists of forwards and put options with approximately 52% of estimated total production hedged at an average price of $394 per ounce. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with delivering physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates, thereby postponing delivery against forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate non-performance by such counterparties.

Environmental Regulation

     In 1995, the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one central agency, the new Department of Environmental Quality (DEQ). This agency will be responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald gold project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project.

     The Kendall Mine in Montana operates under permits granted by the DEQ. The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. The Company has filed a final closure plan which provides for enhanced measures not contemplated in the original permit. The reclamation portion of the closure plan has been approved, however, the water quality and monitoring plans are still being reviewed. Release of bonding will only take place once the regulatory agencies are satisfied that all reclamation requirements have been met.

     The U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation of the Briggs Mine. Additionally, the Company will be required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters at least 90 days prior to initiation of cyanide on the heap leach pads. Both bonds are subject to annual review and adjustment.

     Based upon current knowledge, the Company believes that it is in material compliance with all applicable environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by federal and state authorities.

Federal Legislation

     In 1994, the United States Congress passed the California Desert Protection Act (CDPA), resolving surface management classifications for large portions of BLM managed lands in the desert areas of California. The passing of the CDPA released lands around the Briggs Mine for multiple use management, significantly reducing constraints on exploration and mine operations.

     No congressional legislation was enacted in 1995 to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1812. The timing and exact nature of any mining law changes cannot presently be predicted, however, the Company will continue its active role in industry efforts to work with Congress to achieve responsible changes to mining law. The Company is also continuing its present efforts to patent the Briggs and diatomite claims into private ownership in accordance with the provisions of currently applicable law.

Legal Actions

     Certain actions are pending with respect to permits issued for the Briggs Mine in California. A local environmental group and the Timbisha Shoshone Tribe have; 1) appealed the Bureau of Land Management's decision to approve the Final Environmental Impact Statement and Plan of Operations; 2) petitioned the Superior Court of Inyo County alleging violations of the California Environmental Quality Act and the Surface Mining and Reclamation Act; and 3) filed a challenge to the issuance of Waste Discharge requirements by the Lahontan Regional Water Quality Board. The Company has vigorously defended its position in each of the proceedings and believes that all claims are without merit, however, there are no assurances regarding the outcome of these actions or the effects those outcomes might have on the Company's ability to complete and operate the mine.

Other

     In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December 15, 1995. The Company expects to continue to measure compensation cost under APB 25, subject to the proforma disclosure requirements of SFAS 123.

     For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company in favor of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Project, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Project cash flow unless certain conditions relating to the financial performance of the Briggs Project are met.


ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants ........................................    41
Consolidated Balance Sheets...............................................    42
Consolidated Statements of Operations ....................................    43
Consolidated Statement of Changes in Stockholders' Equity.................    44
Consolidated Statements of Cash Flows.....................................    47
Notes to Consolidated Financial Statements................................ 47-62

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
of Canyon Resources Corporation:

     We have audited the consolidated financial statements of Canyon Resources Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets, as required by Statement of Financial Accounting Standards No. 121, in 1995.



/s/ Coopers & Lybrand L.L.P.


COOPERS & LYBRAND L.L.P.
Denver, Colorado

March 27, 1996

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                     1995               1994
                                                                                               -----------------   ----------------

ASSETS

Cash and cash equivalents                                                                            $1,893,800        $13,280,100
Restricted cash                                                                                      25,212,600          1,869,000
Accounts receivable                                                                                     586,300            520,100
Inventories                                                                                             664,200          2,430,400
Prepaid and other assets                                                                                297,900            218,500
                                                                                               -----------------   ----------------
    Total current assets                                                                             28,654,800         18,318,100
                                                                                               -----------------   ----------------

Property and equipment, at cost

   Mining claims and leases                                                                          34,321,800         28,624,200
   Producing properties                                                                               2,869,100         29,988,500
   Other                                                                                              2,692,600            566,800
                                                                                               -----------------   ----------------
                                                                                                     39,883,500         59,179,500

   Accumulated depreciation and depletion                                                            (1,359,100)       (27,162,000)
                                                                                               -----------------   ----------------
     Net property and equipment                                                                      38,524,400         32,017,500
                                                                                               -----------------   ----------------


Debt issuance costs, net of amortization of $741,100 for 1995, and $414,200 for 1994                  1,981,800          1,079,600
Other assets                                                                                          3,263,200            772,400
                                                                                               -----------------   ----------------

     Total Assets                                                                                   $72,424,200        $52,187,600
                                                                                               =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                       $806,900           $847,300
Notes payable  - current                                                                                216,600            276,400
Accrued taxes, other than payroll and income                                                            413,200            757,700
Accrued reclamation costs                                                                               686,000            731,700
Deferred  income taxes                                                                                  267,900            245,600
Other accrued liabilities                                                                               476,800            506,400
                                                                                               -----------------   ----------------
    Total current liabilities                                                                         2,867,400          3,365,100

Notes payable - long term                                                                            47,371,800         22,479,900
Accrued reclamation costs                                                                             2,026,000            867,200
Other noncurrent liabilities                                                                             88,500            121,800
                                                                                               -----------------   ----------------
     Total Liabilities                                                                               52,353,700         26,834,000
                                                                                               -----------------   ----------------

Commitments and contingencies (Notes 10 and 11)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  25,793,300 at December 31, 1995 and 25,497,100 at December 31, 1994                       257,900            255,000
Capital in excess of par value                                                                       46,072,500         45,215,300
Deficit                                                                                             (26,259,900)       (20,116,700)
                                                                                               -----------------   ----------------
     Total Stockholders' Equity                                                                      20,070,500         25,353,600
                                                                                               -----------------   ----------------

     Total Liabilities and Stockholders' Equity                                                     $72,424,200        $52,187,600
                                                                                               =================   ================

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                   1995               1994                1993
                                                              ----------------   ----------------   ----------------

     REVENUE

Sales                                                              $9,006,600        $19,580,200         $19,879,600
                                                              ----------------   ----------------   ----------------

     EXPENSES

Cost of sales                                                       7,393,600         12,307,300          12,534,100
Depreciation, depletion, and amortization                             723,100          2,118,000           1,956,700
Selling, general and administrative                                 3,377,600          3,020,600           2,058,200
Exploration costs                                                     991,700          1,158,700             303,800
Abandoned mineral properties                                          302,300            101,400           1,316,400
Provision for final site restoration                                1,087,300                  -                  -
Impairment of assets                                                  296,000                  -                  -
                                                              ----------------   ----------------   ----------------

                                                                   14,171,600         18,706,000          18,169,200
                                                              ----------------   ----------------   ----------------

     OTHER INCOME (EXPENSE)

Interest income                                                       570,000            652,200             420,000
Interest expense                                                   (1,679,300)        (1,861,000)         (1,217,400)
Other                                                                 131,100             (3,400)            (28,100)
                                                              ----------------   ----------------   ----------------

                                                                     (978,200)        (1,212,200)           (825,500)
                                                              ----------------   ----------------   ----------------

Income (loss) before income tax expense
  and minority interest in consolidated subsidiaries               (6,143,200)          (338,000)            884,900

Minority interest in net (loss) of consolidated
   subsidiaries                                                            -                 300                   -

Provision for (benefit of) income taxes                                    -                  -              (35,800)
                                                              ----------------   ----------------   ----------------

Net income (loss)                                                 ($6,143,200)         ($337,700)           $920,700
                                                              ================   ================   ================


Net income (loss) per share                                            ($0.24)            ($0.01)              $0.04
                                                              ================   ================   ================

Weighted average shares outstanding                                25,696,800         25,470,400          24,636,100
                                                              ================   ================   ================



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
        STOCKHOLDERS' EQUITY
For the years ended December 31, 1995, 1994, and 1993

                                                                                                 Capital            Retained
                                                                     Common Stock               in excess           Earnings
                                                                Shares          Amount         of par value        (Deficit)
                                                           ---------------   --------------   ---------------   ---------------



Balances, December 31, 1992                                    24,019,100         $240,200       $42,283,500        ($20,699,700)
                                                           --------------   ---------------   ---------------   ----------------


Issuance of stock and warrants                                    250,000            2,500           846,900                   -
Exercise of stock options                                         259,500            2,600           329,800                   -
Conversion of debenture                                           789,500            7,900         1,492,100
Net income                                                              -                -                 -             920,700
                                                           --------------   ---------------   ---------------   ----------------

Balances, December 31, 1993                                    25,318,100          253,200        44,952,300         (19,779,000)

Exercise of stock options                                         150,000            1,500           163,300                   -
Conversion of debenture                                            29,000              300            99,700                   -
Net (loss)                                                              -                -                 -            (337,700)
                                                           --------------   ---------------  ---------------    ----------------

Balances, December 31, 1994                                    25,497,100          255,000        45,215,300         (20,116,700)
                                                           --------------  ---------------   ---------------    ----------------

Issuance of stock                                                  61,600              600            99,400
Exercise of stock options                                          24,400              200            34,900                   -
Conversion of debentures                                          210,200            2,100           722,900                   -
Net (loss)                                                              -                -                 -          (6,143,200)
                                                           --------------   --------------   ---------------    ----------------

Balances, December 31, 1995                                    25,793,300         $257,900       $46,072,500        ($26,259,900)
                                                           ==============   ===============  ===============    ================



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                              1995                  1994                1993
                                                                       -------------------  -----------------  -----------------
Cash flows from operating activities:
  Net income (loss)                                                           ($6,143,200)         ($337,700)           $920,700
  Adjustments to reconcile net income (loss) to net cash:
    Depreciation, depletion, and amortization                                     723,100          2,118,000           1,956,700
    Amortization of financing costs                                               326,900            411,800             251,200
    Abandoned mineral properties                                                  302,300            101,400           1,316,400
    Impairment of assets                                                          296,000                  -                   -
    Equity in loss of Minera Hispaniola                                             7,100             22,400              29,000
    Loss (gain) on disposal of equipment                                         (161,000)           (10,500)              1,800
    Other                                                                          74,200              4,900                   -
    Changes in assets and liabilities,
      (Increase) in receivables                                                   (70,100)          (120,800)           (157,200)
      Decrease (increase) in inventories                                        1,766,200           (781,400)            846,500
      Decrease (increase) in prepaid and other assets                             (97,000)           264,300            (229,600)
      Increase (decrease) in accounts payable and accrued liabilities            (604,500)           575,100             435,500
      Increase (decrease) in other liabilities                                  1,223,900            154,100            (220,300)
                                                                       -------------------  -----------------  -----------------

      Total adjustments                                                         3,787,100          2,739,300           4,230,000
                                                                       -------------------  -----------------  -----------------

      Net cash provided by (used in) operating activities                      (2,356,100)         2,401,600           5,150,700
                                                                       -------------------  -----------------  -----------------

Cash flows from investing activities:
  Purchases of property and equipment                                          (8,082,900)        (6,667,400)         (7,578,400)
  Proceeds on asset dispositions                                                  430,800            200,000               6,000
  Increase (decrease) in accounts payable and accrued liabilities                   2,100           (143,100)            410,500
  Other                                                                            20,000            (72,500)           (186,900)
                                                                       -------------------  -----------------  -----------------

     Net cash used in investing activities                                     (7,630,000)        (6,683,000)         (7,348,800)
                                                                       -------------------  -----------------  -----------------

Cash flows from financing activities:
  Issuance of stock                                                                35,100            174,200             619,900
  Debenture conversion cost                                                       (43,500)            (9,500)                  -
  Payments on debt                                                               (386,400)        (2,447,100)         (4,606,000)
  Payments on capital lease obligations                                           (35,000)           (35,700)            (55,100)
  Proceeds from gold loans and debentures                                       2,740,400                  -          26,000,000
  Payments for debt issuance costs                                             (1,126,500)                 -          (1,563,400)
  Payments to escrow account                                                   (2,000,300)                 -                   -
  Payments to collateralize letters of credit                                    (584,000)          (286,800)         (1,582,200)
                                                                       -------------------  -----------------  -----------------

     Net cash provided by (used in) financing activities                       (1,400,200)        (2,604,900)         18,813,200
                                                                       -------------------  -----------------  -----------------

Net increase (decrease) in cash and cash equivalents                          (11,386,300)        (6,886,300)         16,615,100
Cash and cash equivalents, beginning of year                                   13,280,100         20,166,400           3,551,300
                                                                       -------------------  -----------------  -----------------

Cash and cash equivalents, end of year                                         $1,893,800        $13,280,100         $20,166,400
                                                                       ===================  =================  =================



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash flow information:

1. The Company paid $1,369,100, $1,453,500, and $891,400 of interest during 1995, 1994, and 1993, respectively.

2. The Company paid no income taxes during 1995 and 1994, and $78,200 of income taxes during 1993.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $48,600, $55,600, and $62,100 were incurred for equipment in 1995, 1994, and 1993, resepectively.

2. Debentures in the principal amount of $725,000 were converted into 210,100 shares of common stock during 1995 and $100,000 in principal were converted into 29,000 shares of common stock during 1994.

3. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for a joint venture interest during 1995 and issued 150,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock which was valued at $394,500 in exchange for a joint venture interest during 1993.

4. During 1995, the Company transferred title to previously financed equipment back to the creditor for consideration equal to the unpaid balance of $56,500.

5. Certain stock options were exercised and paid for by tendering shares otherwise issuable in lieu of cash payment. Fair market value of the shares tendered was $9,500, $254,600, and $265,100 during 1995, 1994, and 1993, respectively.

6.  The Company financed $899,900 of equipment purchases during 1994.

7. The Company issued a warrant to purchase 200,000 shares of common stock which was valued at $167,400 during 1993.

8. A note payable in the amount of $1,500,000 was converted into 789,500 shares of common stock during 1993.



The accompanying notes are an integral part of these consolidated financial statements.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS:

     Canyon Resources Corporation ("the Company") is a United States based corporation involved in all phases of the mining business from exploration, permitting, developing, operating and final closure of mining projects. The Company has gold and industrial mineral production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals and industrial minerals) in the western United States and throughout Latin America and Africa. The principal market for the Company's precious metals products are European-based bullion trading concerns. The Company's industrial minerals products (diatomite) are differentiated based on particle size distribution and sold through a distributor network in the United States, Canada and internationally to the paint, plastics, asphalt coatings, and filler markets. Direct sales of diatomite are also made to agricultural markets as an insecticide.

2.   USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION: The consolidated financial statements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon de Panama, S.A.; CR Brazil Corporation; and its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. The Company applies equity accounting principles for its 40% ownership in Minera Hispaniola, S.A., a foreign corporation, and proportionately consolidates its interests in undivided interest joint ventures. All intercompany balances and transactions have been eliminated.

Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include amounts which are readily convertible into cash and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 1995 and 1994, a significant portion of its cash in two financial institutions.

RESTRICTED CASH: Cash held as collateral for letters of credit or in escrow for contingencies is classified based on the expected expiration of such facilities. Cash restricted to specific uses is classified based on the expected timing of such disbursements. See Note 7.

INVENTORIES: Processed ores and metal-in-process are stated at the lower of average cost or market. Materials and supplies are stated at cost.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

DEFERRED MINING COSTS: The Company, in order to more closely match expenses and revenues, capitalizes costs of overburden removal that are in excess of the estimated average pit strip ratio over the pit life. When the actual strip ratio becomes less than the estimated average pit strip ratio, these costs are expensed.

MINING CLAIMS AND LEASES: The Company's policy is to expense exploration costs incurred prior to identification of specific land areas of interest and to defer all costs directly associated with acquisition, exploration and development of specific properties until the land area of interest to which they relate is put into operation, sold or abandoned. Gains or losses resulting from the sale or abandonment of mining properties are included in operations. Proceeds from sales of properties and earn-in arrangements in which the Company has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

Costs associated with producing properties are charged to operations using the units-of-production method based on estimated recoverable reserves.

PROPERTY AND EQUIPMENT: Gold production facilities and equipment are stated at cost and are depleted over the estimated production base of the related property. Diatomite production facilities and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to forty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

The Company has elected early adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used.

RECLAMATION: Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units of production method. The accrual for reclamation is classified based on the timing of expected expenditures.

GOLD HEDGING: Gains or losses related to changes in values of hedging instruments are included in revenues when the related inventories are sold. The resulting cash flow is included in net cash provided by operating activities on the statements of cash flows.

GOLD LOANS: Gold loans are monetized at the original proceeds amount and are recognized into revenue at the time of physical delivery of the metal. At any time that it is not probable that the timing and amount of production will be sufficient to repay the gold loan, or the cost of the production exceeds the market price of the gold, the gold loan is recorded at the higher of the original proceeds or the market value.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

DEFERRED FINANCING COSTS: Costs incurred to obtain debt financing are capitalized and amortized over the life of the debt facilities using the effective interest method.

INTEREST CAPITALIZATION: Interest costs are capitalized as part of the historical cost of facilities and equipment, if material. Interest is not capitalized on properties in the exploration stage until a decision is made to develop the property and construct facilities, and all necessary permits and financing (if necessary) are in place.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common shares outstanding during 1995, 1994, and 1993. Common share equivalents were not included in 1995 and 1994 because their effect would be antidilutive. During 1993, common share equivalents were not included because they did not reduce per share amounts by more than 3%. Fully diluted earnings per share are reported if the calculation results in per share dilution greater than 3%.

4.   INVENTORIES:

     Inventories consisted of the following at December 31:

                                   1995           1994
                                ----------     ----------
     Gold-in-process (a)        $389,200       $2,177,300
     Diatomite (a)               120,000           90,000
     Materials and supplies      155,000          163,100
                                --------       ----------
                                $664,200       $2,430,400
                                ========       ==========

     (a) Includes all direct and indirect costs of mining, crushing, processing and general and administrative expenses of the operation.


5.   INCOME TAXES:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires deferred income taxes to be computed under the asset and liability method and to be adjusted to and maintained thereafter at statutory rates in effect when the taxes are expected to be paid. SFAS 109 also requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. The market, capital, and environmental uncertainties associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. As a result, adoption had no net cumulative effect on the results of operations. No changes occurred during 1995, 1994 and 1993 in the conclusions regarding the need for the valuation allowance. During 1995, 1994 and 1993, the change in the valuation allowance was $2,190,200, $1,474,300, and $52,100, respectively.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




5.   INCOME TAXES, CONTINUED:

     Deferred tax assets and liabilities were comprised of the following at December 31, 1995 and December 31, 1994:

                                                         December 31, 1995    December 31, 1994
                                                         -----------------    -----------------
  DEFERRED TAX ASSETS
    Reserve for mine reclamation                         $  1,084,800          $    639,600
    Inventories                                               759,500             1,191,200
    Net Operating Loss Carryforwards                       14,580,800            10,252,400
    Other                                                     333,600               317,900
                                                         ------------          ------------
        Total Gross Deferred Tax Assets                    16,758,700            12,401,100
    Valuation Allowances                                  (12,560,600)          (10,393,200)
                                                         ------------          ------------
    Net Deferred Tax Assets                              $  4,198,100          $  2,007,900
                                                         ------------          ------------
  DEFERRED TAX LIABILITIES
    Net PP&E (writedowns, depreciation/depletion and
     exploration/development expenditures)               $ (4,198,100)         $ (2,007,900)
                                                         ------------          ------------
   NET DEFERRED INCOME TAX ASSET (LIABILITY)             $          -          $          -
                                                         =============         ============


     The provision for income taxes for the years ended December 31, 1995, 1994, and 1993 consists of the following:

                                   1995      1994      1993
                                 --------  --------  --------
     Federal:
          Current                $     --  $     --  $(35,800)
          Deferred                     --        --        --
                                 --------  --------  --------
                                 $     --  $     --  $(35,800)
                                 ========  ========  ========



     The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows: 1995 1994 1993

                                                      1995          1994            1993
                                                    --------      --------        --------


Tax at Statutory Rate of 34%                        $(2,063,200)   $ (114,800)    $   300,900
Net Operating Loss (With) Without Tax Benefit         2,063,200       114,800        (300,900)
Alternative Minimum Tax                                      --            --         (35,800)
                                                    -----------    ----------     -----------
                                                    $        --    $       --     $   (35,800)
                                                    ===========    ==========     ===========


     At December 31, 1995, the Company had net operating loss carryforwards for regular tax purposes of approximately $37,186,200 and approximately $17,800,400 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 1999 through 2009.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



5.   INCOME TAXES, CONTINUED:

     As a result of a merger in 1987, net operating loss carryforwards are limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. As of December 31, 1995, the amount of remaining net operating loss carryforwards limited by Section 382 is $1,251,500.

6.   NOTES PAYABLE:

     Notes payable consisted of the following at:

                                         December 31,   December 31,
                                             1995          1994
                                         -----------    ------------
        Briggs Loan  (a)                 $26,000,000    $        --
        6% Debentures  (b)                21,175,000     21,900,000
        Caterpillar Finance Note (c)         413,400        856,300
                                         -----------    -----------
                                          47,588,400     22,756,300
        Current portion                      216,600        276,400
                                         -----------    -----------
        Notes Payable - Long Term        $47,371,800    $22,479,900
                                         ===========    ===========


(a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks; Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Ltd. and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. The cost overrun facility is available only in the event of spending in excess of $30 million and an additional $2 million contribution by the Company. (See Note 7(d)). On December 27, 1995 drawing commenced on the facility and $25.0 million principal in the form of a gold loan and $1.0 million principal as a dollar loan were drawn. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces and carries an initial interest rate for 90 days of 5.32%. The dollar loan's initial interest rate for 90 days is 9.87%. Varying interest rate periods can be selected under the terms of the facility. Repayment terms require quarterly installments over six years, commencing in 1997 which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts, if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers. Within three years of project completion (approximately 4 months beyond construction completion and start-up) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the loan amounts. As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. Accordingly, fixed forward contracts totalling 186,600 ounces were entered into at prices ranging from $395 per ounce to

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



6.   NOTES PAYABLE, CONTINUED:

$424 per ounce. In addition, put options on 21,600 ounces at a strike price of $380 per ounce were purchased. The put options were financed by the sale of call options on 10,800 ounces at a strike price of $403 per ounce. Approximately 41% of the Briggs Mine estimated production from current reserves was hedged through forwards and put options as of December 31, 1995. Upon the occurrence and during a default (as defined) the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. The Company (through project completion) and CR Briggs Corporation are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity.

(b) On June 2, 1993, the Company sold $22.0 million of Subordinated Convertible Debentures which are due June 1, 1998. Expenses associated with the financing totalled $1.5 million. Interest is payable semi-annually on June 1 and December 1 at a rate of 6% per annum. Interest payments in 1995, 1994 and 1993 totalled $1,289,300, $1,317,000 and $656,300, respectively. The debentures are convertible at the option of the holder any time into common shares at the rate of $3.45 per share. During 1995, $725,000 of principal was converted into 210,100 shares of common stock. During 1994, $100,000 of principal was converted into 29,000 shares of common stock. After three years, the Company may redeem the debentures by issuing common stock at a rate equal to 94% of the then trading common stock price or by payment in cash at par. Upon the occurrence of certain events, principally relating to changes in control of the Company, each note holder has the right, at the holder's option, to require the Company to repurchase the notes for cash at par plus accrued interest to the repurchase date.

(c) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services subsequently agreed to finance the purchase price over a three year period at a fixed interest rate of 9.5%. During 1995, the Company paid $59,700 of interest and reduced the principal balance by $442,900, including a prepayment of $210,500 related to equipment which was sold because it was no longer needed. During 1994, the Company paid $14,100 of interest and reduced the principal balance by $57,600 in connection with the financing terms.

Maturities of notes payable, excluding additional payments under the gold loan as more fully described in (a) above, are as follows for the next five years:


        1996                  $   216,600
        1997                    2,884,300
        1998                   24,612,500
        1999                    3,562,500
        2000                    3,187,500
        Thereafter             13,125,000
                              -----------
                 Total        $47,588,400
                              ===========

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




7.   RESTRICTED CASH:

     Restricted cash consisted of the following at December 31:

                                                     1995                1994
                                                  -----------         ----------
     Collateral for Letter of Credit (a)          $ 1,953,000         $1,869,000
     Collateral for Letter of Credit (b)              500,000                 --
     Unexpended proceeds from loan drawing (c)     23,259,600                 --
     Contingency account (d)                        2,000,300                 --
                                                  -----------         ----------
     Current portion (a and c)                    $27,712,900         $1,869,000
     Noncurrent portion (b and d)                  25,212,600          1,869,000
                                                   ----------         ----------
                                                  $ 2,500,300         $       --
                                                  ===========         ==========


(a) In connection with the issue of certain bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit, in the amount of $1,953,000, will expire no earlier than December 31, 1996, and at the bank's option, may be renewed for successive one-year periods. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,953,000 with the bank. At December 31, 1994, cash held as collateral for a Letter of Credit related only to reclamation bonding requirements at the Kendall Mine.

(b) In connection with a first year work commitment on an exploration property in Ethiopia, a bank Letter of Credit has been provided in favor of the Ministry of Mines and Energy, Federal Democratic Republic of Ethiopia. The Letter of Credit, in the amount of $500,000, will expire on January 6, 1997. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $500,000 with the bank.

(c) As described in Note 6(a), the loan proceeds are restricted solely for the development of the Briggs Mine.

(d) As a condition precedent to securing a loan facility (See Note 6(a)), the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds, net of any cost overruns, will be returned to the Company upon final completion of an expansion phase of development, currently scheduled in 1997.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




8.   MINING CLAIMS AND LEASES:

     The carrying value of the Company's mining claims and leases consists of the following components at December 31, 1995 and 1994:

                                                  December 31,
                                           1995                 1994
                                       -----------           -----------
         Mining Property:
           Briggs                     $17,973,200           $14,346,500
           McDonald                     7,216,900             6,038,100
           Exploration Properties       9,131,700             8,239,600
                                      -----------           -----------
                                      $34,321,800           $28,624,200
                                      ===========           ===========


Feasibility studies on the Briggs and McDonald properties indicate sufficient mineable reserves that, with subsequent development, would allow the Company to ultimately recover its carrying value at December 31, 1995. The results of exploration activities on the Company's exploration properties to date have not resulted in conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or sale of properties. The Company cannot presently determine the ultimate realizability of the carrying values of the exploration properties ($9,131,700 and $8,239,600 at December 31, 1995 and 1994, respectively) since the realization is dependent upon the discovery of reserves in commercial quantities and the subsequent development or sale of those reserves.

9.   ASSET IMPAIRMENT:

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Concurrent with adoption, the Company has determined that its carrying value for property and equipment at the Kendall Mine is not recoverable, due principally to the maturing life of the mine (remaining economic life of one year) and the level of site restoration costs anticipated during the next two to three years to achieve mine closure. As estimated cash outflows exceed estimated cash inflows, the Company has reduced the carrying value to zero, recorded a fourth quarter 1995 impairment of $296,000, and removed gross property and equipment costs and accumulated depreciation and depletion amounts from the Balance Sheet of $26,763,900 and $26,467,900, respectively, as of the adoption date.

10.  LEASE COMMITMENTS:

     The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine, and vehicles used in its operations. At December 31, 1995, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

             1996        1997         1998          1999          2000       Thereafter      Total
          ----------  ----------   ----------    ----------    ----------    -----------   ----------
          $1,558,200  $1,557,900   $1,551,700    $1,511,200    $1,511,200    $   84,000    $7,774,200

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



10.  LEASE COMMITMENTS, CONTINUED:

     The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $152,300 annually.

     The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $134,100 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs and diatomite claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $124,000 annually.

     Lease costs included in cost of goods sold for the years ended December 31, 1995, 1994 and 1993 were $85,600; $1,013,000 and $1,419,500, respectively. Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 1995, 1994 and 1993, was $121,200; $107,900;
and $72,800, respectively.

     Property and equipment includes equipment with a cost and accumulated amortization of $143,500 and $46,200, respectively, at December 31, 1995 and $330,600 and $234,300, respectively, at December 31, 1994 for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:



         1996                                             $    61,900
         1997                                                  45,900
         1998                                                  16,300
                                                          -----------
         Total                                            $   124,100
         Less amounts representing interest                    15,500
                                                          -----------
         Present value of minimum lease payments              108,600
         Less current obligations                              51,800
                                                          -----------
         Long-term obligations under capital lease        $    56,800
                                                          ===========

11.  COMMITMENTS AND CONTINGENCIES:

     Certain actions are pending with respect to permits issued for the Briggs Mine in California. A local environmental group and the Timbisha Shoshone Tribe have; 1) appealed the Bureau of Land Management's decision to approve the Final Environmental Impact Statement and Plan of Operations; 2) petitioned the Superior Court of Inyo County alleging violations of the California Environmental Quality Act and the Surface Mining and Reclamation Act; and 3) filed a challenge to the issuance of Waste Discharge requirements by the Lahontan Regional Water Quality Board. The Company has vigorously defended its position in each of the proceedings and believes that all claims are without merit.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

     Based upon current knowledge, the Company believes that it is in material compliance with environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by federal, state, or foreign authorities.

12.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

     The Company sold its gold and silver production predominately to one customer during 1995, 1994 and 1993. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customer would adversely affect the Company. Sales of diatomite were made to a diverse base of customers during 1995, 1994, and 1993.

     The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 6(a) in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

     The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions. The Company considers the institutions to be financially strong and does not consider the underlying risk to be significant. To date, these concentrations of credit risk have not had a significant effect on the Company's financial position or results of operations.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments at December 31, 1995 and December 31, 1994, are as follows:

=============================================================================================================
         AT DECEMBER 31                               1995                                     1994
                                           ------------------------------------------------------------------

                                            Carrying           Fair               Carrying           Fair
                                             Amount            Value               Amount            Value
                                           -----------      -----------          -----------      -----------
       Cash and Cash Equivalents           $ 1,893,800      $ 1,893,800          $13,280,100      $13,280,100
       Restricted Cash                     $27,712,900      $27,712,900          $ 1,869,000      $ 1,869,000
       Long-term Investments:
         Practicable to Estimate           $   353,700      $   432,600          $    50,000      $    68,700
         Not Practicable to Estimate                --               --          $   360,800               --(1)
       Long-term Debt (2)                  $21,588,400      $18,200,400          $22,756,300      $15,310,300
=============================================================================================================

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



13.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

     (1) At December 31, 1994, it was not practicable for the Company to estimate fair value for its 40% ownership in an untraded foreign company carried at historic cost, the principal assets of which were exploration properties. During 1995, the shareholders of the foreign subsidiary entered into an option to purchase shares agreement with a third party, allowing the third party to acquire 100% ownership (subject to the shareholders retaining certain royalty rights) after certain work commitments and purchase obligations were fulfilled. At December 31, 1995, fair value was estimated based on the Company's share of expected discounted cash flows resulting from such agreement.

     (2) Long-term debt excludes the carrying and fair value amounts for the Company's gold loan (see Note 6(a)) because the commodity based loan does not meet the criteria established for inclusion as a financial instrument.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

RESTRICTED CASH: Carrying amounts approximate fair value based on the short term maturity of those instruments.

LONG-TERM INVESTMENTS: Fair value estimate based on expected discounted cash flows at a discount rate commensurate with the risk and contingent nature of future payments.

LONG-TERM DEBT: Fair value estimate for convertible debentures based on quoted market prices. Fair value estimate for other long-term debt based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

14.  STOCK OPTIONS:

     The Company adopted an Incentive Stock Option Plan on April 12, 1982, as amended (the "Plan"), whereby options to purchase shares of the Company's common stock may be granted to employees of the Company, including those who are also directors of the Company, or subsidiary corporations in which the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the market price of the Company's common stock at the date of grant for employees who own 10% or less of the total voting stock of the Company; and 110% of the market price of the Company's common stock at the date of grant for employees who own more than 10% of the Company's voting stock. Options become exercisable after the second anniversary of the date of the grant and can expire up to 10 years from the date of the grant.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.  STOCK OPTIONS, CONTINUED:

     Information on incentive stock option activity follows:

                                      1995                          1994                           1993
                         -----------------------------------------------------------------------------------------------
                         Price Range          Amount      Price Range       Amount       Price Range        Amount
                         -----------------------------------------------------------------------------------------------
    Outstanding,
    beginning of year    $1.00 - $3.69       1,689,000    $1.00 - $3.69    1,455,000     $0.97 - $3.50     1,498,500

    Granted              $2.00 - $2.31         540,500    $1.63 - $3.56      422,000     $2.72 - $3.69       422,500

    Exercised            $1.00 - $1.63         (23,500)   $1.00 - $3.50     (141,500)    $0.97 - $3.50      (321,500)

    Cancelled            $1.63 - $3.69        (240,500)   $1.63 - $3.69      (46,500)    $1.00 - $3.50      (144,500)

    Outstanding,
    end of year           $1.00 - $3.69      1,965,500     $1.00 - $3.69   1,689,000     $1.00 - $3.69     1,455,000
                                             =========                     =========                       =========

At December 31, 1995, the 1,965,500 shares under option are exercisable from January 1, 1996 through December 6, 2000 and 911,386 shares remain reserved for future issuance under the Plan.

     On March 20, 1989, the Company's Board of Directors approved the adoption of a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). Under the Non-Qualified Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and its subsidiaries and affiliates, who are responsible for the Company's growth and profitability. The Non-Qualified Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Total options granted under the Non-Qualified Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company's common stock at the time the option is granted.

     By vote of the Company's shareholders at the May 17, 1995 Annual Shareholders Meeting, the Company adopted a motion to award each non-employee Director options to purchase 10,000 shares of common stock each year during their tenure on the Board of Directors. Such stock option awards from the Non-Qualified Plan are made at an exercise price equal to the closing price of the Company's common stock one day prior to the Annual Shareholders Meeting. The non-employee Director grants are exercisable at any time between one and five years from the date of grant.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.  STOCK OPTIONS, CONTINUED:

     Information on non-qualified stock option activity follows:

                                       1995                           1994                           1993
- -------------------------------------------------------------------------------------------------------------------
                          Price Range          Amount      Price Range       Amount       Price Range       Amount
- -------------------------------------------------------------------------------------------------------------------
    Outstanding,
    beginning of year    $1.44 - $3.69        305,000     $1.44 - $3.69     360,000     $1.44 - $2.50       310,000

    Granted              $2.06                 60,000     $2.19              20,000     $3.19 - $3.69        75,000

    Exercised            $1.88                 (5,000)    $1.75 - $2.00     (75,000)    $1.75 - $1.88       (25,000)

    Cancelled            $2.50                (25,000)         --              --             --               --
                                              -------                       -------                         -------
    Outstanding,
    end of year          $1.44 - $3.69        335,000     $1.44 - $3.69     305,000      $1.44 - $3.69      360,000
                                              =======                       =======                         =======

At December 31, 1995, the 335,000 shares under option (all issued at 100% of fair market value) are exercisable from January 1, 1996 through May 16, 2000 and 273,357 shares remain reserved for future issuance under the Non-Qualified Plan. The Company has not recognized any compensation expense in connection with option grants under the Non-Qualified Plan as all grants were issued at fair market value.

     In conjunction with the initial public offering of the Company's common stock, the Company issued options to purchase 55,000 shares of the Company's common stock at $2.00 per share to two members of the Company's Board of Directors. The options were exercised in 1994.

     In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December 15, 1995. The Company expects to continue to measure compensation cost under APB 25, subject to the proforma disclosure requirements of SFAS 123.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



15.  WARRANTS:

     As a result of a private placement during January 1990, warrants to purchase 2,923,700 shares of $.01 par value common stock were sold. For each four shares of the Company's common stock purchased in the private placement, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $3.50 per share. The warrants were initially scheduled to expire on December 31, 1994, however, the Company has extended the expiration date to April 12, 1996. No warrants have been exercised to date.

     As a result of a private placement during March 1992, warrants to purchase 1,019,900 shares of $.01 par value common stock were sold. For each two shares of the Company's common stock purchased in the private placement, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $3.50 per share. The warrants were initially scheduled to expire on December 31, 1994, however, the Company has extended the expiration date to April 12, 1996. No warrants have been exercised to date.

     A warrant to purchase 200,000 shares of common stock at an exercise price of $2.875 per share, exercisable until December 31, 1994, was issued in connection with a gold loan secured by the Company in May 1993. One-half of the warrant was subsequently exercised in October 1993. A replacement warrant was issued for the remaining 100,000 shares and, the Company has extended the scheduled expiration date to April 12, 1996.

     In connection with the purchase of the Minex II parties' interests in May 1993 (see Note 17), warrants to purchase 75,000 shares of the Company's common stock were issued at an exercise price of $3.00 per share, exercisable until May 11, 1996. No warrants have been exercised to date.

16.  SITE RESTORATION COSTS:

     Reclamation at the Kendall Mine is ongoing throughout the life of the operation. Approximately $1.5 million has been spent to date reclaiming disturbed areas by contouring, replacing topsoil and reseeding. As of the end of January 1995, all identifiable mineable ore reserves have been mined. Final reclamation will require recontouring of waste rock dumps, roads and other areas, and rinsing of the spent ore in the heaps. In the fourth quarter of 1995, the Company revised its anticipated scope of work for final reclamation and estimates total costs of approximately $4.2 million. As of December 1, 1995, the Company had accrued approximately $3.1 million of the total anticipated cost and, as a result of the revised estimate, recorded a charge of $1.1 million in the fourth quarter of 1995 to fully provide for remaining restoration costs as currently contemplated.

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. The Company has filed a final closure plan which provides for enhanced measures not contemplated in the original permit. The reclamation portion of the closure plan has been approved, however, the water quality and monitoring plans are still being reviewed. If these plans are not approved as submitted, the current estimate of remaining closure costs could be impacted. Release of bonding will only take place once the regulatory agencies are satisfied that all reclamation requirements have been met.

              CANYON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



16.  SITE RESTORATION COSTS, CONTINUED:

     The U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation of the Briggs Mine. Additionally, the Company will be required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters at least 90 days prior to initiation of cyanide on the heap leach pads. Both bonds are subject to annual review and adjustment.

17.  RELATED PARTY TRANSACTIONS:

     Keene Valley Minerals, a limited partnership, was a participant in the Canyon-Minex II Joint Venture. One of the Company's Directors is the sole general partner of a partnership which was a partner in Keene Valley Minerals. The participation of his partnership in this joint venture was on the same terms and conditions as were available to unaffiliated participants. Effective May 12, 1993, the Company acquired the Minex II parties' 38.25% interest in the venture by issuing 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 11, 1996. The fair market value of the Company's common stock on the acquisition date was $2.38 per share. The principal assets acquired were the Mountain View, Rattlesnake and Judith Mountain properties. Keene Valley Minerals owned 22.5% of the Canyon-Minex II Joint Venture and had invested $750,000 in the venture as of May 12, 1993.

     In January 1989, VenturesTrident II, L.P., one of the Company's major shareholders, loaned the Company $2,000,000 as part of a Stock Purchase and Loan Agreement. The Company paid $500,000 of the Debenture in early 1993. The remaining principal amount of $1.5 million was repaid on July 20, 1993 by the issuance of 789,473 fully paid and non-assessable common shares of the Company based upon a conversion rate of $1.90 per share. For the year ended December 31, 1993, interest expense on the Debenture was $77,700.

18.  UNAUDITED QUARTERLY FINANCIAL DATA:

     Quarterly financial information for the years ended December 31, 1995 and 1994 is summarized as follows:

                                                            1995
                               ==================================================================
                                  First            Second                 Third            Fourth
                                Quarter           Quarter               Quarter           Quarter
                                -------           -------               -------           -------
Sales                        $ 3,689,900       $ 2,158,100           $ 1,978,800       $ 1,179,800
Gross profit                 $ 1,035,400       $   348,200           $   214,100       $    15,300
Net (loss)                   $  (647,900)      $(1,351,100)          $(1,250,500)      $(2,893,700)
Net (loss) per share         $     (0.03)      $     (0.05)          $     (0.05)      $     (0.11)

                                                             1994
                               ==================================================================
                                  First            Second                 Third            Fourth
                                Quarter           Quarter               Quarter           Quarter
                                -------           -------               -------           -------
Sales                        $3,917,000        $4,101,800            $6,703,700        $4,857,700
Gross profit                 $1,377,100        $1,280,400            $2,920,300        $1,695,100
Net income (loss)            $ (237,200)       $ (683,800)           $  632,200        $  (48,900)
Net income (loss) per share  $    (0.01)       $    (0.03)           $     0.02        $    (0.01)


     Climate conditions at the Kendall Mine in Montana curtail gold production during the winter months.


19.  SUBSEQUENT EVENT:

     On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.3 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. The Company intends to file a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants and use its best efforts to cause such Registration Statement to become effective as soon as practical. In the event that the Registration Statement does not become effective on or before the 90th day following the completion of the private placement, each purchaser of units will be issued an additional 1/10 of one common share and 1/20 of one warrant for each unit purchased.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no change in the Company's certified public accountants during the past two years. There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

     The following table lists the names, ages, and positions of the executive officers and directors of the Company as of March 1, 1996. Directors are divided into classes, each of which is elected to serve for three years, with one class being elected each year. All officers have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth below the table.

                                                                                        DIRECTORS' TERMS
        NAME                            AGE               POSITION                           EXPIRE
- ----------------------------------------- --------- ----------------------------------- ----------------
Richard H. De Voto                       61     President, Director and Chairman              1998
                                                of the Board

Gary C. Huber                            44     Vice President-Finance                        1997
                                                and Director

William W. Walker                        56     Vice President-Exploration and                1996
                                                Director

John R. Danio                            45     Vice President-Operations

George S. Young                          44     Vice President-Law and
                                                Corporate Secretary

Richard T. Phillips                      41     Treasurer

Paul A. Bailly                           69     Director                                      1998

Leland O. Erdahl                         67     Director                                      1997

George W. Holbrook, Jr.                  64     Director                                      1998

Frank M. Monninger                       71     Director                                      1997

William C. Parks                         54     Director                                      1996

Christopher M.T. Thompson                48     Director                                      1996

     DR. RICHARD H. DE VOTO was a founder of the Company and has been a Director of the Company since its formation in 1979. Dr. De Voto served as President of the Company from September 1979 to April 1985, and became President again in April 1987. He is President of CR Montana Corporation, CR Briggs Corporation, and CR International Corporation, each wholly owned subsidiaries of the Company. Dr. De Voto is Professor Emeritus of Geology at the Colorado School of Mines, where he taught from 1966 to 1987. Dr. De Voto was a founder of the private Australian mining firm, Canyon Resources Proprietary Ltd., which later became Delta Gold N.L., a publicly listed company of which he was a Director from 1983 to 1989. From 1966 to 1979, he was a Vice President of Earth Sciences, Inc., a mineral exploration company, where he was involved in property acquisition and exploration and development ventures. Dr. De Voto also has worked in the petroleum business with Shell Oil and Mobil Oil. After graduating from Dartmouth College in 1956 with an A.B. Degree in Engineering Sciences, he received an M.Sc. Degree in Civil Engineering from Dartmouth in 1957 and a Doctor of Science Degree in Geology from the Colorado School of Mines in 1961. Dr. De Voto is a registered Professional Engineer in the State of Colorado.

     GARY C. HUBER was a founder of the Company and served as Secretary of the Company from inception through June 1986, as Treasurer from 1980 through December 1991, as Vice President from April 1985 to April 1987, and as Vice President-Finance since April 1987. He was elected as a Director of the Company in June 1985 and serves as President of CR Minerals Corporation, a wholly owned subsidiary of the Company. He was employed by Energy Reserves Group, Inc., an energy fuels company, as District Geologist from 1975 to 1977, where his responsibilities included exploration and development of several uranium/vanadium mines in western Colorado. He graduated in 1973 from Fort Lewis College with a B.Sc. Degree in Geology and received a Ph.D in Geology with a minor in Mineral Economics from the Colorado School of Mines in 1979. Dr. Huber has been responsible for the financial operations of the Company since its inception and currently manages the Company's industrial minerals program.

     WILLIAM W. WALKER was a founder of the Company and served as its Vice President from 1979 to April 1985, and its President from April 1985 to April 1987. In April 1987, Mr. Walker became the Company's Vice President-Exploration. He was elected as a Director of the Company in June 1985 and serves as President of Canyon Resources Africa Ltd., the Company's African exploration subsidiary. Mr. Walker directs the Company's exploration programs and is responsible for joint venture activities and property farmouts. He has served as Division Geologist for Central and Southwest Fuels, Inc., a uranium and coal exploration company; as Vice President of Earth Sciences, Inc., a mineral exploration company; and as geologist for Climax Molybdenum Company (AMAX). Mr. Walker received a Professional Engineering Degree in Geological Engineering from the Colorado School of Mines in 1961.

     JOHN R. DANIO was appointed Vice President-Operations of the Company in September 1987, and has overall responsibility for the Company's mine development and production operations. Prior to joining the Company, he operated several open-pit gold mines and heap-leaching operations as Project Engineer and Mine Manager. Mr. Danio received a B.Sc. Degree in Mining Engineering from the Colorado School of Mines in 1973. He is a registered professional engineer in the States of Colorado and Nevada.

     GEORGE S. YOUNG was appointed Vice President - Law and Corporate Secretary of the Company in November, 1993. Mr. Young was most recently employed as President and Director of the Uruguayan and Argentinean affiliated companies of American Resource Corporation, Inc. during 1992 and 1993 and as Vice President and General Counsel of Alta Gold Co. from 1990-92. Mr. Young previously held various positions in the mining and resources industries including General Counsel of Bond International Gold, Inc. (1988-90), General Counsel and Acting General Manager of Intermountain Power Agency (1984-88), Legal Supervisor for the U.S. Minerals and Coal Division of Getty Oil Company (1981-84), and as a Metallurgical Engineer for Kennecott Copper Corporation (1975-76). Mr. Young has a B.S. degree in Metallurgical Engineering (1975) and a Law Degree (1979) from the University of Utah, and served as a law clerk to Judge Aldon J. Anderson in Utah Federal District Court (1979-80).

     RICHARD T. PHILLIPS was appointed Treasurer of the Company in December 1991. Initially joining the Company as Controller in July 1991, he is responsible for the Company's cash management, risk management, and financial reporting functions. From 1988 to 1991, Mr. Phillips served as Controller for Western Gold Exploration and Mining Company, a gold mining partnership between Minorco and Inspiration Resources Corporation. From 1975 to 1987, he was employed by subsidiaries of Inspiration Resources Corporation, a natural resources company, in various financial capacities including Director of Corporate Accounting. Mr. Phillips received a B.S. Degree in Business Administration from the University of Phoenix in 1984 and is a Certified Management Accountant.

     PAUL A. BAILLY has been a Director of the Company since February 1989. Pursuant to the provisions of a Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P. ("VT II"), the Company is required to nominate a designee of VT II as a candidate for Director. Mr. Bailly is the designee of VT II. He is Chairman of Castle Group, Inc., the successor to Fulcrum Management, Inc. From 1984 through 1992, he served as President of Fulcrum Management, Inc., the managing company for two private U.S. venture capital funds, VenturesTrident L.P. and VenturesTrident II, L.P., which invest in precious metals companies and projects. He has previously served as President of Occidental Minerals Corporation and Bear Creek Mining, an exploration subsidiary of Kennecott Copper. Mr. Bailly received an M.S. Degree in Geology/Mineralogy and a Geological Engineering Degree from the University of Nancy in France in 1948 and a Doctor of Science Degree in Geology from Stanford University in 1951. Mr. Bailly serves as Chairman of Dakota Mining Corporation (formerly MinVen Gold Corporation); Chairman of Golden Queen Mining Company, Ltd.; and Director of Golden Sitka Resources, Inc., Minven, Inc., and Olympic Mining Corporation.

     LELAND O. ERDAHL has been a Director of the Company since February 1986. He served as President and CEO of Stolar, Inc., a privately held service and communication supply company for the mining industry, from July 1987 to September 1991, and as President and CEO of Albuquerque Uranium Corporation, a privately held company engaged in the production and sale of uranium from November 1987 to January 1992. From October 1984 through October 1987, and from January 1992 to January 1995, Mr. Erdahl served as an independent management consultant. From 1970 through July 1984, he was employed by Ranchers' Exploration and Development Corporation, a mining company, in various capacities including Treasurer, Vice President-Finance, Senior Vice President, Executive Vice President, and, from 1982 to 1984, President. Mr. Erdahl holds a B.S. Degree in Business from the College of Santa Fe and is a Certified Public Accountant. Mr. Erdahl serves as a Director of Hecla Mining Company, Freeport McMoRan Copper & Gold Inc., Uranium Resources, Inc., and Original Sixteen to One Mine, Inc., all publicly held mineral resources companies, and as a trustee of a group of John Hancock Mutual Funds, all publicly held investment entities. Mr. Erdahl is also a Director of Santa Fe Ingredients Company of California, Inc. and Santa Fe Ingredients Company, Inc., private food processing companies.

     GEORGE W. HOLBROOK, JR. has been a Director of the Company since 1981. Since 1984, he has been the Managing Partner of Bradley Resources Company, a private investment company. Mr. Holbrook received a B.S. Degree in Mechanical Engineering from Cornell University in 1953. He is a Director of the Merrill Lynch Institutional Fund and other associated funds, Thoratec Laboratories and several private companies.

     FRANK M. MONNINGER has been a Director of the Company since September 1990. He is currently a consultant to the mining industry. From 1984 to 1988, he was Executive Vice President of Operations for Coeur D'Alene Mines Corporation, a publicly held mining company. From 1982 to 1984, Mr. Monninger was a consultant for San Francisco Mining Associates. From 1979 to 1982, he was the Vice President of Development and Operations for Occidental Minerals Corporation. In addition, Mr. Monninger has held positions of Vice President and General Manager for Inspiration Consolidated Copper Company, Manager of Mine and Plant Operations for Bechtel Corporation, Vice President of Anaconda Company, and President of the Montana Mining Division of Anaconda Company. Mr. Monninger received a Professional Degree in Metallurgical Engineering from the Colorado School of Mines in 1949 and an Honorary Degree of Metallurgical Engineering from Montana College of Mineral Science and Technology in 1973. He currently serves as Chairman of the Board of ISL Ventures, a Nevada corporation involved in in-situ leaching and precious metals lixiviants.

     WILLIAM C. PARKS has been a Director of the Company since February 1986. He is currently Executive Vice President and General Manager of R.A. Pearson Company, a privately held company engaged in the design and manufacture of packaging machinery. From August 1989 through December 1991, he was the President of United Management Company, a company involved in providing management consulting services to the mining, manufacturing, and transportation industries. From November 1987 through August 1989, he was Vice President of, through December 1991, a consultant to, and through February 1991, a Director of Artech Recovery Systems, Inc., a publicly held company engaged in the processing and extraction of metals from arsenic-bearing ores. From August 1983 through November 1987, he was President and Director of Nevex Gold Company, Inc., a publicly held mining company. Mr. Parks received his B.A. Degree in 1965 in Economics and English from Western Washington University. He currently serves as a Director of Advanced Recording Instruments, Inc., a manufacturer of on-board electronic recording equipment for the transportation industry.

     CHRISTOPHER M.T. THOMPSON has been a Director of the Company since September 1990. He is President of Castle Group, Inc., the successor to Fulcrum Management, Inc. From 1984 through 1992, he served as Executive Vice President and Chief Financial Officer for Fulcrum Management, Inc., the managing company for two private U.S. venture capital funds, VenturesTrident L.P. and VenturesTrident II, L.P., which invest in precious metals companies and projects. He is also a Director of EMGF Management Company which manages The Emerging Markets Gold Fund. Castle Group is by subcontract, manager of the Emerging Markets Gold Fund. From 1982 to 1983, he was Manager of New Business Development for Gulf Canada, Ltd. From 1978 to 1982, Mr. Thompson was a Partner, Director, and Mining Analyst for Gordon Securities Limited, a Canadian institutional brokerage firm. Mr. Thompson received a B.A. Law Degree from Rhodes University in 1969 and graduated with a M.Sc. from Bradford University in 1971. He currently serves as a Director of Golden Queen Mining Company, Ltd.; Golden Shamrock Mines, Ltd.; Minven, Inc.; Olympic Mining Corporation; Silver Standard Resources Inc.; and Santa Elina Gold Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears in the Company's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table on the next page sets forth information, as of March 1, 1996 with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each director of the Company, by each named executive officer, and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

===========================================================================================
         NAME AND ADDRESS                  TYPE OF             NUMBER OF    PERCENT
         OF BENEFICIAL OWNER              OWNERSHIP             SHARES      OF CLASS
===========================================================================================
VenturesTrident II, L.P.(1)              Record and          4,489,473(2)      16.9%
475 Seventeenth Street, Suite 750        Beneficial
Denver, CO      80202-4017

Richard H. De Voto                       Record and            732,698(3)       2.8%
14142 Denver West Pkwy, Suite 250        Beneficial
Golden, CO      80401

Gary C. Huber                            Record and            679,124(4)       2.6%
14142 Denver West Pkwy, Suite 250        Beneficial
Golden, CO      80401

William W. Walker                        Record and            263,137(5)       1.0%
14142 Denver West Pkwy, Suite 250        Beneficial
Golden, CO      80401

Paul A. Bailly(6)                        Record and             30,000(7)        *
475 Seventeenth Street, Suite 750        Beneficial
Denver, CO      80202-4017

Leland O. Erdahl                         Record and             64,289(8)        *
9449 Navy Blue Court                     Beneficial
Las Vegas, NV  89117

George W. Holbrook, Jr.                  Record and          1,001,775(9)       3.9%
P.O. Box 761                             Beneficial
Southport, CT  06490-0761

Frank M. Monninger                       Record and             40,000(10)       *
150 Quail's Roost Road                   Beneficial
Sequim, WA      98382

William C. Parks                         Record and            116,255(11)       *
South 5919 Yale Road                     Beneficial
Spokane, WA  99223

Christopher M.T. Thompson(12)            Record and             50,000(13)       *
475 Seventeenth Street, Suite 750        Beneficial
Denver, CO      80202-4017

All Officers & Directors as a Group      Record and          3,254,644         11.9%
(12 persons)                             Beneficial
=========================================================================================

                                           *  Less than 1%

(1) The general partner of VenturesTrident II, L.P. is Fulcrum Management Partners II, L.P., a Delaware limited partnership. Mr. Landon T. Clay and MinVen, Inc., a Delaware corporation are the two general partners of Fulcrum Management Partners II, L.P.

(2) This number includes (i) 3,889,473 shares owned of record, and (ii) the right to acquire 650,000 shares of common stock upon the exercise of 650,000 warrants at an exercise price of $3.50 per share.

(3) This number includes (i) 9,719 shares owned of record; (ii) 560,628 shares held by the Richard H. De Voto Trust No. 1; (iii) 351 shares held as Co-Trustee of Trust for his mother; (iv) an option to purchase 37,000 shares at an exercise price of $3.00 per share; (v) an option to purchase 50,000 shares at an exercise price of $1.63 per share; and (vi) an option to purchase 75,000 shares at an exercise price of $3.69 per share.

(4) This number includes (i) 519,124 shares owned of record; (ii) two trusts of 15,000 shares each held by wife, Gwen D. Huber, as Trustee for two minor children; (iii) an option to purchase 50,000 shares at an exercise price of $3.00 per share; and (iv) an option to purchase 30,000 shares at an exercise price of $1.63 per share; and (v) an option to purchase 50,000 shares at an exercise price of $3.69 per share.

(5) This number includes (i) 198,137 shares owned of record; (ii) an option to purchase 30,000 shares at an exercise price of $3.00 per share; and (iii) an option to purchase 35,000 shares at an exercise price of $3.69 per share.

(6) Mr. Bailly is the Chairman of Castle Group, Inc., the management service company for VenturesTrident II, L.P. Mr. Bailly disclaims beneficial ownership of the shares held by VenturesTrident II, L.P.

(7) This number includes an option to purchase 30,000 shares at an exercise price of $2.50 per share.

(8) This number includes (i) 24,289 shares owned of record; (ii) an option to purchase 30,000 shares at an exercise price of $1.44 per share; and (iii) an option to purchase 10,000 shares at an exercise price of $2.19 per share.

(9) This number includes (i) 5,000 shares owned of record; (ii) 694,946 shares owned of record by Bradley Securities Corporation of which Mr. Holbrook is the President and major shareholder; (iii) 167,629 shares owned by two partnerships in which Mr. Holbrook is a controlling partner; (iv) 80,000 shares owned of record by Bradley Resources Company, of which Mr. Holbrook is the Managing partner; (v) 20,000 shares of common stock issuable to Bradley Resources Company upon exercise of 20,000 warrants at an exercise price of $3.50 per share; (vi) 4,200 shares of common stock issuable to a partnership in which Mr. Holbrook is a controlling partner upon exercise of warrants at an exercise price of $3.00 per share; and (vii) an option to purchase 30,000 shares at an exercise price of $2.50 per share.

(10) This number includes (i) an option to purchase 30,000 shares at an exercise price of $1.44 per share and (ii) an option to purchase 10,000 shares at an exercise price of $2.19 per share.

(11) This number includes (i) 65,541 shares owned of record; (ii) 714 shares held by Mr. Parks as custodian for a minor child; (iii) an option to purchase 20,000 shares at an exercise price of $1.44 per share; and (iv) an option to purchase 30,000 shares at an exercise price of $3.19 per share.

(12) Mr. Thompson is the President of Castle Group, Inc., the management service company for VenturesTrident II, L.P. Mr. Thompson disclaims beneficial ownership of the shares held by VenturesTrident II, L.P.

(13) This number includes (i) an option to purchase 20,000 shares at an exercise price of $1.44 per share; and (ii) an option to purchase 30,000 shares at an exercise price of $3.19 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTION WITH A DIRECTOR

     Keene Valley Minerals, a limited partnership, was a participant in the Canyon-Minex II Joint Venture. Mr. Holbrook is the sole general partner of a partnership which is a partner in Keene Valley Minerals. The participation of his partnership in this joint venture is on the same terms and conditions as were available to unaffiliated participants. Effective May 12, 1993, the Company acquired the Minex II parties' 38.25% interest in the venture by issuing 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 11, 1996. The fair market value of the Company's common stock on the acquisition date was $2.38 per share. Keene Valley Minerals owned 22.5% of the Canyon-Minex II Joint Venture and had invested $750,000 in the venture as of May 12, 1993.

TRANSACTIONS WITH VENTURESTRIDENT II, L.P.

     On January 27, 1989, the Company entered into a Stock Purchase and Loan Agreement (the Agreement) with VenturesTrident II, L.P., a Delaware limited partnership (VT II). Pursuant to the Agreement, the Company (i) sold to VT II 1,000,000 shares of its $.01 par value common stock for $2,000,000; and (ii) accepted a $2,000,000 loan from VT II evidenced by a Variable Interest Secured, Recourse Convertible Debenture (the "Debenture").

     On January 26, 1993, the Company and VT II agreed to amend certain provisions of the Debenture which included a two year extension of $1.5 million of the principal. The Company paid $500,000 of the Debenture in early 1993 and, on July 20, 1993, gave notice of intent to prepay the $1.5 million convertible debenture otherwise scheduled for payment on January 26, 1995. VT II elected to receive shares in lieu of cash as consideration for the repayment and was issued 789,473 fully paid and non-assessable shares of the Company's common stock.

     Pursuant to the terms of the Agreement, and for so long as VT II owns more than 4% of the Company's issued and outstanding stock, the Company has agreed to nominate a designee of VT II as a candidate for Director of the Company. Mr. Paul A. Bailly, Chairman of Castle Group Inc., Manager of VT II, was elected by the Board as a Director of the Company, effective as of February 10, 1989, and has continued in that capacity henceforth. Mr. Bailly's present term as a Director is scheduled to expire in 1998. On September 18, 1991, the Board also elected Mr. Christopher M.T. Thompson, President of Castle Group, Inc., as a member of the Board. Mr. Thompson was re-elected by the Company's shareholders on June 17, 1993 to serve as a Director until 1996.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

          Report of Independent Accountants'

          Consolidated Balance Sheets - December 31, 1995 and 1994

          Consolidated Statements of Operations - Years ended December 31, 1995, 1994, and 1993

          Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1995, 1994, and 1993

          Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993

          Notes to Consolidated Financial Statements

(b) There were no Form 8-K reports filed during the last quarter of the period covered by this report.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 73 to 76. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------
3.1        Certificate of Incorporation of the Company, as amended (2)

3.1.1 Articles of Amendment to the Company's Certificate of Amendment as filed with the Delaware Secretary of State on January 23, 1990
           (9)

3.1.2 Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990
           (11)

3.2        Bylaws of the Company, as amended (2)

4.1        Specimen Common Stock Certificate (1)

4.2        Variable Interest, Secured, Resource Convertible Debenture (7)

4.3        Specimen Warrant Certificate (10)

4.4 Warrant Agreement dated January 26, 1990 by and between the Company and American Securities Transfer, Inc. (9)

4.5 Stock and Warrant Purchase Agreement, dated December 26, 1990 among the Company, Kennecott Exploration Company, CR Briggs Corporation, CR Kendall Corporation, and CR Montana Corporation
           (11)

4.6        Executed Common Stock Purchase Warrant, dated December 26, 1990
           (11)

4.7 Indenture dated June 2, 1993, between the Company and Bank of America Arizona, Trustee, with respect to $22,000,000, 6% Convertible Debentures due June 1, 1998 (15)

4.8        Specimen 6% Convertible Subordinated Note (15)

4.9*       Specimen Warrant Certificate

4.10* Warrant Agreement dated March 20, 1996 by and between the Company and American Securities Transfer, Inc.

10.1 Canyon-Minex Joint Venture Agreement dated March 1, 1983, as amended, among the Company, Saranac Minerals, EMK Resources II, Black Hawk Resources Corporation, and Atlantic Associates (3)

10.2 Office Building Lease, dated August 10, 1992, as amended, between Denver West Office Building No. 51 and the Company (14)

10.3 Canyon-Minex Joint Venture and Meridian Minerals Company Agreement dated March 23, 1988 (4)

10.4 Mining Venture Agreement between Recursos Canyon Dominicana, S.A. and Battle Mountain Gold Company dated June 28, 1988 (5)

10.4.1 Letter Agreement dated February 16, 1992, among the Company, through its subsidiary Recursos Canyon Dominicana, S.A., and Battle Mountain Gold Company (14)

10.5 Agreement between the Company, Meridian Minerals Company, and the Canyon-Minex Joint Venture dated December 27, 1988 (6)

10.6 Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 27, 1989 (7)

10.6.1 Amendment to Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 26, 1993 (14)

10.7 Option to Purchase Agreement, dated July 14, 1989, by and between Addwest Gold, Inc. and Western Energy Company (8)

10.8 Seven-Up Pete Venture Agreement between Addwest Gold, Inc. and Phelps Dodge Mining Company (8)

10.9 Letter Agreement dated July 8, 1989 between Addwest Gold, Inc. and Phelps Dodge Mining Company (8)

10.10 Purchase Agreement by and between the Company and Addington Resources, Inc. dated January 26, 1990 (9)

10.11 Gold Loan Agreement by and between the Company and Bankers Trust Company dated January 26, 1990 (9)

10.12 Net Smelter Return Royalty Deed from Addwest Gold, Inc. to Addington Resources, Inc. dated January 26, 1990 (9)

10.13 Covenant Not to Compete between Addwest Gold, Inc. and Addington Resources, Inc. dated January 26, 1990 (9)

10.14 Master Tax Lease between the Company and Caterpillar Financial Services Corporation dated June 15, 1990 (12)

10.15 Judith Mountains Memorandum of Understanding between the Canyon-Minex II Joint Venture and Cominco American Resources, Inc. dated August 1, 1990 (12)

10.16 Farm-In Agreement, effective December 1, 1990, among Kennecott Exploration Company, Canyon Resources Corporation, and CR Briggs Corporation (11)

10.17 Consent, Subordination and Release Agreement, dated December 26, 1990, among Kennecott Exploration Company, Canyon Resources Corporation, CR Briggs Corporation, CR Kendall Corporation, and CR Montana Corporation (11)

10.18 Amended and Restated Gold Loan and Letter of Credit Facility Agreement (without exhibits) by and between the Company and Mase Westpac Limited dated March 23, 1992 (13)

10.19 Amendment No. 1 to Amended and Restated Gold Loan and Letter of Credit Facility Agreement by and between the Company and Mase Westpac Limited effective December 31, 1992 (14)

10.20 Change of Control Agreements, dated December 6, 1991 between the Company and Richard H. De Voto, Gary C. Huber and William W. Walker (14)

10.21 Amended and Restated Credit Facility Agreement dated May 26, 1993, among N M Rothschild & Sons Limited, Canyon Resources Corporation, CR Kendall Corporation, CR Briggs Corporation, CR Montana Corporation, and CR Minerals Corporation (15)

10.22* Loan Agreement dated December 6, 1995 among CR Briggs Corporation as Borrower and Banque Paribas as Agent.

10.23* Master Tax Lease dated December 27, 1995 between CR Briggs Corporation and Caterpillar Financial Services Corporation.

11.1*      Statement regarding computation of per share earnings

22.1*      Subsidiaries of the Registrant

24.1*      Consent of Coopers & Lybrand L.L.P.

24.2*      Consent of Davy International

24.3*      Consent of Roberts and Schaefer Company

24.4*      Consent of Mine Reserves Associates, Inc.

24.5*      Consent of Remy and Thomas

24.6*      Consent of Chamberlin & Associates

27*        Financial Data Schedule

* Filed herewith

- -------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(2) Exhibits 3.1 and 3.2 are incorporated by reference from Exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-1 (File No. 33-19264) declared effective by the Securities and Exchange Commission on February 1, 1988.

(3) Exhibit 10.1 is incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-18 (File No. 2-99249-D) declared effective by the Securities and Exchange Commission on November 8, 1985.

(4) Exhibit 10.3 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(5) Exhibit 10.4 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6) Exhibit 10.5 is incorporated by reference from the Company's Report on the Form 8-K filed with the Securities and Exchange Commission on January 4, 1989.

(7) Exhibits 4.2 and 10.6 are incorporated by reference from Exhibits 1 and 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1989.

(8) Exhibits 10.7, 10.8, and 10.9 are incorporated by reference from Exhibits 10.19, 10.20, and 10.21, respectively, to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1989.

(9)  Exhibits 3.1.1, 4.4, 10.10, 10.11, 10.12, and 10.13 are incorporated by reference from Exhibits 3.1, 4.1, 2.1, 10.1, 28.1, and 28.2, respectively, to the Company's Report on Form 8-K dated January 26, 1990.

(10) Exhibit 4.3 is incorporated by referenced from Exhibit 4.3 to the Company's Registration Statement on Form S-2, effective August 13, 1990.

(11) Exhibits 3.1.2, 4.5, 4.7, 10.16 and 10.17 are incorporated by reference from Exhibits 4, 3, 5, 1, and 2, respectively, of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(12) Exhibits 4.6, 10.14 and 10.15 are incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(13) Exhibit 10.18 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(14) Exhibits 10.2, 10.4.1, 10.6.1, 10.19, and 10.20 are incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Exhibits 4.7, 4.8, and 10.21 are incorporated by reference from Exhibits 4.3, 4.2, and 10.1, respectively, to the Company's report on Form 8-K dated May 26, 1993.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              CANYON RESOURCES CORPORATION


Date:    March 27, 1996           /s/ Richard H. De Voto
                          ------------------------------------------
                          Richard H. De Voto
                          Principal Executive Officer


Date:    March 27, 1996           /s/ Gary C. Huber
                          ------------------------------------------
                          Gary C. Huber
                          Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:    March 27, 1996           /s/ Richard H. De Voto
                          ------------------------------------------
                          Richard H. De Voto, Director



Date:    March 27, 1996           /s/ Gary C. Huber
                          ------------------------------------------
                          Gary C. Huber, Director



Date:    March 27, 1996           /s/ William W. Walker
                          ------------------------------------------
                          William W. Walker, Director



Date:    March 27, 1996           /s/ Paul A. Bailly
                          ------------------------------------------
                          Paul A. Bailly, Director



Date:    March 27, 1996           /s/ Leland O.Erdahl
                          ------------------------------------------
                          Leland O. Erdahl, Director



Date:    March 27, 1996           /s/ George W. Holbrook, Jr.
                          ------------------------------------------
                          George W. Holbrook, Jr., Director

Date:    March 27, 1996           /s/ Frank M. Monninger
                          ------------------------------------------
                          Frank M. Monninger, Director



Date:    March 27, 1996           /s/ William C. Parks
                          ------------------------------------------
                          William C. Parks, Director



Date:    March 27, 1996           /s/ Christopher M.T. Thompson
                          ------------------------------------------
                          Christopher M.T. Thompson, Director

                          EXHIBIT INDEX


NUMBER     DESCRIPTION
- -------    -----------

3.1        Certificate of Incorporation of the Company, as amended (2)

3.1.1 Articles of Amendment to the Company's Certificate of Amendment as filed with the Delaware Secretary of State on January 23, 1990
           (9)

3.1.2 Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990
           (11)

3.2        Bylaws of the Company, as amended (2)

4.1        Specimen Common Stock Certificate (1)

4.2        Variable Interest, Secured, Resource Convertible Debenture (7)

4.3        Specimen Warrant Certificate (10)

4.4 Warrant Agreement dated January 26, 1990 by and between the Company and American Securities Transfer, Inc. (9)

4.5 Stock and Warrant Purchase Agreement, dated December 26, 1990 among the Company, Kennecott Exploration Company, CR Briggs Corporation, CR Kendall Corporation, and CR Montana Corporation
           (11)

4.6        Executed Common Stock Purchase Warrant, dated December 26, 1990
           (11)

4.7 Indenture dated June 2, 1993, between the Company and Bank of America Arizona, Trustee, with respect to $22,000,000, 6% Convertible Debentures due June 1, 1998 (15)

4.8        Specimen 6% Convertible Subordinated Note (15)

4.9*       Specimen Warrant Certificate

4.10* Warrant Agreement dated March 20, 1996 by and between the Company and American Securities Transfer, Inc.

10.1 Canyon-Minex Joint Venture Agreement dated March 1, 1983, as amended, among the Company, Saranac Minerals, EMK Resources II, Black Hawk Resources Corporation, and Atlantic Associates (3)

10.2 Office Building Lease, dated August 10, 1992, as amended, between Denver West Office Building No. 51 and the Company (14)

10.3 Canyon-Minex Joint Venture and Meridian Minerals Company Agreement dated March 23, 1988 (4)

10.4 Mining Venture Agreement between Recursos Canyon Dominicana, S.A. and Battle Mountain Gold Company dated June 28, 1988 (5)

10.4.1 Letter Agreement dated February 16, 1992, among the Company, through its subsidiary Recursos Canyon Dominicana, S.A., and Battle Mountain Gold Company (14)

10.5 Agreement between the Company, Meridian Minerals Company, and the Canyon-Minex Joint Venture dated December 27, 1988 (6)

10.6 Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 27, 1989 (7)

10.6.1 Amendment to Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 26, 1993 (14)

10.7 Option to Purchase Agreement, dated July 14, 1989, by and between Addwest Gold, Inc. and Western Energy Company (8)

10.8 Seven-Up Pete Venture Agreement between Addwest Gold, Inc. and Phelps Dodge Mining Company (8)

10.9 Letter Agreement dated July 8, 1989 between Addwest Gold, Inc. and Phelps Dodge Mining Company (8)

10.10 Purchase Agreement by and between the Company and Addington Resources, Inc. dated January 26, 1990 (9)

10.11 Gold Loan Agreement by and between the Company and Bankers Trust Company dated January 26, 1990 (9)

10.12 Net Smelter Return Royalty Deed from Addwest Gold, Inc. to Addington Resources, Inc. dated January 26, 1990 (9)

10.13 Covenant Not to Compete between Addwest Gold, Inc. and Addington Resources, Inc. dated January 26, 1990 (9)

10.14 Master Tax Lease between the Company and Caterpillar Financial Services Corporation dated June 15, 1990 (12)

10.15 Judith Mountains Memorandum of Understanding between the Canyon-Minex II Joint Venture and Cominco American Resources, Inc. dated August 1, 1990 (12)

10.16 Farm-In Agreement, effective December 1, 1990, among Kennecott Exploration Company, Canyon Resources Corporation, and CR Briggs Corporation (11)

10.17 Consent, Subordination and Release Agreement, dated December 26, 1990, among Kennecott Exploration Company, Canyon Resources Corporation, CR Briggs Corporation, CR Kendall Corporation, and CR Montana Corporation (11)

10.18 Amended and Restated Gold Loan and Letter of Credit Facility Agreement (without exhibits) by and between the Company and Mase Westpac Limited dated March 23, 1992 (13)

10.19 Amendment No. 1 to Amended and Restated Gold Loan and Letter of Credit Facility Agreement by and between the Company and Mase Westpac Limited effective December 31, 1992 (14)

10.20 Change of Control Agreements, dated December 6, 1991 between the Company and Richard H. De Voto, Gary C. Huber and William W. Walker (14)

10.21 Amended and Restated Credit Facility Agreement dated May 26, 1993, among N M Rothschild & Sons Limited, Canyon Resources Corporation, CR Kendall Corporation, CR Briggs Corporation, CR Montana Corporation, and CR Minerals Corporation (15)

10.22* Loan Agreement dated December 6, 1995 among CR Briggs Corporation as Borrower and Banque Paribas as Agent.

10.23* Master Tax Lease dated December 27, 1995 between CR Briggs Corporation and Caterpillar Financial Services Corporation.

11.1*      Statement regarding computation of per share earnings

22.1*      Subsidiaries of the Registrant

24.1*      Consent of Coopers & Lybrand L.L.P.

24.2*      Consent of Davy International

24.3*      Consent of Roberts and Schaefer Company

24.4*      Consent of Mine Reserves Associates, Inc.

24.5*      Consent of Remy and Thomas

24.6*      Consent of Chamberlin & Associates

27*        Financial Data Schedule

* Filed herewith

- -------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(2) Exhibits 3.1 and 3.2 are incorporated by reference from Exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-1 (File No. 33-19264) declared effective by the Securities and Exchange Commission on February 1, 1988.

(3) Exhibit 10.1 is incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-18 (File No. 2-99249-D) declared effective by the Securities and Exchange Commission on November 8, 1985.

(4) Exhibit 10.3 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(5) Exhibit 10.4 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6) Exhibit 10.5 is incorporated by reference from the Company's Report on the Form 8-K filed with the Securities and Exchange Commission on January 4, 1989.

(7) Exhibits 4.2 and 10.6 are incorporated by reference from Exhibits 1 and 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1989.

(8) Exhibits 10.7, 10.8, and 10.9 are incorporated by reference from Exhibits 10.19, 10.20, and 10.21, respectively, to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1989.

(9)  Exhibits 3.1.1, 4.4, 10.10, 10.11, 10.12, and 10.13 are incorporated by reference from Exhibits 3.1, 4.1, 2.1, 10.1, 28.1, and 28.2, respectively, to the Company's Report on Form 8-K dated January 26, 1990.

(10) Exhibit 4.3 is incorporated by referenced from Exhibit 4.3 to the Company's Registration Statement on Form S-2, effective August 13, 1990.

(11) Exhibits 3.1.2, 4.5, 4.7, 10.16 and 10.17 are incorporated by reference from Exhibits 4, 3, 5, 1, and 2, respectively, of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(12) Exhibits 4.6, 10.14 and 10.15 are incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(13) Exhibit 10.18 is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(14) Exhibits 10.2, 10.4.1, 10.6.1, 10.19, and 10.20 are incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Exhibits 4.7, 4.8, and 10.21 are incorporated by reference from Exhibits 4.3, 4.2, and 10.1, respectively, to the Company's report on Form 8-K dated May 26, 1993.