Form 10-Q
period 1996-03-31
CANYON RESOURCES CORP
filed 1996-05-14
CIK 739460

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            --------------------

            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                     For the period ended March 31, 1996

                                     or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
           For the transition period from _________ to __________

                            --------------------

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

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
          30,856,348 shares of the Company's Common Stock were outstanding as of May 3, 1996.

==============================================================================

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

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1995.



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

      Consolidated Statements of Cash Flows . . . . . . . . . . . . .   Page 5-6

      Notes to Interim Consolidated Financial Statements  . . . . . .   Page 7-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .   Page 10-11


CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                            March 31,             December 31,
                                                                                              1996                    1995
                                                                                         --------------          --------------
ASSETS

Cash and cash equivalents                                                                   $11,241,200             $ 1,893,800
Restricted cash                                                                              19,995,400              25,212,600
Accounts receivable                                                                             674,700                 586,300
Inventories                                                                                     663,900                 664,200
Prepaid and other assets                                                                        298,900                 297,900
                                                                                            -----------             -----------
    Total current assets                                                                     32,874,100              28,654,800
                                                                                            -----------             -----------

Property and equipment, at cost
   Mining claims and leases                                                                  35,087,800              34,321,800
   Producing properties                                                                       2,942,900               2,869,100
   Other                                                                                     10,890,000               2,692,600
                                                                                            -----------             -----------
                                                                                             48,920,700              39,883,500
   Accumulated depreciation and depletion                                                    (1,483,900)             (1,359,100)
                                                                                            -----------             -----------
     Net property and equipment                                                              47,436,800              38,524,400
                                                                                            -----------             -----------

Deferred financing costs, net of amortization of $813,100 at
       March 31, 1996, and $741,100 at December 31, 1995                                      1,920,200               1,981,800
Other assets                                                                                  2,782,300               3,263,200
                                                                                            -----------             -----------

     Total Assets                                                                           $85,013,400             $72,424,200
                                                                                            ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             $1,423,100                $806,900
Notes payable - current                                                                         829,100                 216,600
Accrued taxes, other than payroll and income                                                    324,800                 413,200
Accrued reclamation costs                                                                       669,000                 686,000
Deferred income taxes                                                                           267,900                 267,900
Other accrued liabilities                                                                       846,300                 476,800
                                                                                            -----------             -----------
    Total current liabilities                                                                 4,360,200               2,867,400

Notes payable - long term                                                                    47,689,400              47,371,800
Accrued reclamation costs                                                                     2,026,000               2,026,000
Other noncurrent liabilities                                                                    219,100                  88,500
                                                                                            -----------             -----------
     Total Liabilities                                                                       54,294,700              52,353,700
                                                                                            -----------             -----------

Commitments

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  29,992,800 at March 31, 1996, and 25,793,300 at December 31, 1995                 299,800                 257,900
Capital in excess of par value                                                               57,507,000              46,072,500
Deficit                                                                                     (27,088,100)            (26,259,900)
                                                                                            -----------             -----------
     Total Stockholders' Equity                                                              30,718,700              20,070,500
                                                                                            -----------             -----------

     Total Liabilities and Stockholders' Equity                                             $85,013,400             $72,424,200
                                                                                            ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                               Three months ended March 31,
                                                                 1996                1995
                                                              ----------          ----------
  REVENUE
Sales                                                         $1,144,100           $3,689,900
                                                              ----------           ----------

  EXPENSES
Cost of sales                                                    911,800            2,654,500
Depreciation, depletion, and amortization                         60,300              297,400
Selling, general and administrative                              811,500            1,052,400
Exploration costs                                                129,500              247,400
Abandonments                                                         -                 14,300
                                                              ----------           ----------
                                                               1,913,100            4,266,000
                                                              ----------           ----------
  OTHER INCOME (EXPENSE)
Interest income                                                  332,400              189,600
Interest expense                                                (402,700)            (422,400)
Gain on sale of equipment                                            -                160,600
Other                                                             11,100                  400
                                                              ----------           ----------
                                                                 (59,200)             (71,800)
                                                              ----------           ----------
Net (loss)                                                     $(828,200)           $(647,900)
                                                              ==========           ==========
Net (loss) per share                                              $(0.03)              $(0.03)
                                                              ==========           ==========
Weighted average shares outstanding                           27,272,000           25,558,700
                                                              ==========           ==========



  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Three months ended March 31,
                                                                                           1996                  1995
                                                                                        -----------           -----------
Cash flows from operating activities:
  Net (loss)                                                                            $  (828,200)          $  (647,900)
                                                                                        -----------           -----------
  Adjustments to reconcile net (loss) to net cash:
    Depreciation and depletion                                                               60,300               297,400
    Amortization of financing costs                                                          72,000                72,500
    Abandoned mineral properties                                                                  -                14,300
    Equity in loss of Minera Hispaniola                                                           -                 2,700
    (Gain) on asset sales                                                                         -              (160,600)
    Other                                                                                         -                (6,600)
    Changes in assets and liabilities,
      (Increase) in receivables                                                             (88,400)              (90,000)
      Decrease in inventories                                                                   300               773,800
      (Increase) decrease in prepaid and other assets                                        (1,000)               50,400
      (Decrease) in accounts payable and accrued liabilities                                (25,600)             (163,600)
      Increase in other liabilities                                                           3,800               428,000
                                                                                        -----------           -----------

      Total adjustments                                                                      21,400             1,218,300
                                                                                        -----------           -----------

      Net cash provided by (used in) operating activities                                  (806,800)              570,400
                                                                                        -----------           -----------

Cash flows from investing activities:
  Purchases of property and equipment                                                    (7,883,300)           (1,429,400)
  Proceeds from asset sales                                                                   5,300               310,000
                                                                                        -----------           -----------

     Net cash used in investing activities                                               (7,878,000)           (1,119,400)
                                                                                        -----------           -----------

Cash flows from financing activities:
  Issuance of stock, net                                                                 11,476,300                     -
  Proceeds from loans                                                                     6,717,200                     -
  Payments on debt                                                                          (69,900)             (216,400)
  Payments for debt issuance costs                                                          (61,200)                    -
  Payments on capital lease obligations                                                     (11,100)               (7,100)
  Payments to escrow account                                                                (19,100)                    -
                                                                                        -----------           -----------

     Net cash provided by (used in) financing activities                                 18,032,200              (223,500)
                                                                                        -----------           -----------

Net increase (decrease) in cash and cash equivalents                                      9,347,400              (772,500)
Cash and cash equivalents, beginning of year                                              1,893,800            13,280,100
                                                                                        -----------           -----------

Cash and cash equivalents, end of period                                                $11,241,200           $12,507,600
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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $12,900 of interest, net of $388,200 capitalized , during the first three months of 1996, and $23,300 (none capitalized) during the corresponding period of 1995.

2. The Company paid no income taxes during the first three months of 1996 and the corresponding period of 1995.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $156,000 in equipment through capital leases during the first three months of 1996, and $25,800 in equipment during the corresponding period of 1995.

2. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for an interest in a joint venture during the first three months of 1995.


  The accompanying notes are an integral part of these consolidated financial statements.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION:

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

2.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996, as the Briggs Mine is scheduled to commence production in the third quarter of 1996.

3.       USE OF ESTIMATES:

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:


                                                                  March 31, 1996       December 31, 1995
                                                                  --------------       -----------------
         Collateral for Letter of Credit (a)                       $ 1,953,000            $ 1,953,000
         Collateral for Letter of Credit (b)                           500,000                500,000
         Unexpended proceeds from loan drawing (c)                  17,542,400             23,259,600
         Contingency account (d)                                     2,019,400              2,000,300
                                                                   -----------            -----------
                                                                   $22,014,800            $27,712,900
         Current portion                                            19,995,400             25,212,600
                                                                   -----------            -----------
         Noncurrent portion                                        $ 2,019,400            $ 2,500,300
                                                                   ===========            ===========

         (a) In connection with the issue of certain bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit, in the amount of $1,953,000, will expire no earlier than December 31, 1996, and at the bank's option, may be renewed for successive one- year periods. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,953,000 with the bank.

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

         (c)     Restricted solely for the development of the Briggs Mine.

         (d) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds, including interest earned and net of any cost overruns, will be returned to the Company upon final completion of an expansion phase of development, currently scheduled in 1997.

5.       INVENTORIES:

         Inventories consisted of the following:

                                                                March 31, 1996         December 31, 1995
                                                                --------------         -----------------
                          Gold-in-process (a)                      $380,300                $389,200
                          Diatomite (a)                             125,600                 120,000
                          Materials and supplies                    158,000                 155,000
                                                                   --------                --------
                                                                   $663,900                $664,200
                                                                   ========                ========

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                                                 March 31, 1996        December 31, 1995
                                                                 --------------        -----------------
                 Briggs Loan (a)                                   $27,000,000            $26,000,000
                 6% Debentures (b)                                  21,175,000             21,175,000
                 Caterpillar Finance Note (c)                          343,500                413,400
                                                                   -----------            -----------
                                                                   $48,518,500            $47,588,400
                 Current portion                                       829,100                216,600
                                                                   -----------            -----------
                 Notes Payable - Long Term                         $47,689,400            $47,371,800
                                                                   ===========            ===========

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan and $1.0 million principal as a dollar loan were drawn. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. On March 4, 1996, an additional $1.0 million principal as a dollar loan was drawn. Current interest rates on the drawings are (i) 3.76% on the $25.0 million gold loan and (ii) 9.56% on the $2.0 million cash loans, all scheduled to be reset on June 2, 1996. During the first three months of 1996, interest payments of $385,900 were made utilizing proceeds from the drawings.

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

         (c) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the first three months of 1996, the Company paid $12,300 of interest and reduced the principal balance by $69,900.

7.       INCOME TAXES:

         The Company has not recorded a tax benefit for the current period as the benefit is not expected to be realized during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

8.       SUBSEQUENT EVENT:

         The Company received proceeds of approximately $2.8 million in connection with the exercise of 814,167 warrants to purchase common shares in April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $828,200 on revenues of $1,144,100 for the three months ended March 31, 1996, compared to a net loss of $647,900 on revenues of $3,689,900 for the comparable period in 1995. The current period was principally impacted by lower production at the Kendall Mine.

         For the three months ended March 31, 1996, the Company sold 1,000 ounces of gold and 600 ounces of silver at an average price of $405 per equivalent gold ounce. For the three months ended March 31, 1995, 7,900 ounces of gold and 4,500 ounces of silver were sold at an average price of $384 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $400 and $380 per ounce for the three months ended March 31, 1996 and 1995, respectively.

         Cost of sales at Kendall were $508 per ounce during the current period as compared to $289 per ounce in the prior period, due principally to lower than expected production caused by very cold temperatures. Depreciation depletion and amortization was lower in the current period, reflecting a fourth quarter 1995 write-off of Kendall's remaining asset carrying values.

         Interest income was higher in the current period due to higher cash balances.

         The Company recorded a $160,600 gain on the sale of a portion of the Kendall mining equipment during the three months ended March 31, 1995, with no comparable activity for the current period.

LIQUIDITY & CAPITAL RESOURCES

         Net cash used by operating activities during the three months ended March 31, 1996 was $806,800, as compared to $570,400 provided by operating activities for the same period in 1995. Cash and cash equivalents at March 31, 1996 was $11,241,200.

         The Company spent $7,883,300 on capital programs for the three months ended March 31, 1996, principally on mine development and construction at Briggs.

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.3 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. The Company has filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants. In the event that the Registration Statement does not become effective on or before the 90th day following the completion of the private placement, each purchaser will be issued an additional 1/10 of one common share and 1/20 of one warrant for each unit purchased. The Company's planned use of proceeds are for exploring properties within and in proximity to the Briggs claim block, continuing to fund its share of expenditures on the McDonald Project, exploration work on select foreign properties, particularly in Brazil, and for general corporate purposes.

OUTLOOK

         Mine development and construction of facilities at Briggs is expected to take approximately seven months. Financed expenditures for the period will total approximately $26 million. Gold production will commence in the second half of 1996, after sufficient ore staking and leaching to facilitate gold recovery has occurred with production of approximately 19,000 ounces anticipated. Direct cash operating costs, after achieving design capacity, are expected in the range of $215-$225 per ounce during the fourth quarter of 1996.

         The Company anticipates gold production from residual leaching at Kendall in 1996 of approximately 7,000 ounces at direct cash operating costs of approximately $330-340 per ounce. The Company expects to spend approximately $0.7 million on reclamation during 1996.

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

                          PART II   OTHER INFORMATION


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

ITEM 2.  CHANGES IN SECURITIES:   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS: . . . . . . . . . . . . . . . . . . . .   None

ITEM 5.  OTHER INFORMATION:   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   None

ITEM 6(A)        EXHIBITS:

                 No. 11 - Calculation of primary and fully diluted income (loss) per share
                 No. 27 - Financial Data Schedule

ITEM 6(B)        REPORTS ON FORm 8-K:   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            CANYON RESOURCES CORPORATION



Date:    May 10, 1996                                       /s/ Richard T. Phillips
                                                            ------------------------------------------------
                                                            Richard T. Phillips
                                                            Treasurer



Date:   May 10, 1996                                        /s/ Gary C. Huber
                                                            -----------------------------------------------
                                                            Gary C. Huber
                                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.               EXHIBIT DESCRIPTION                                PAGE
- -----------               -------------------                                ----
   11                     Calculation of primary and fully
                          diluted income (loss) per share

   27                     Financial Data Schedule