Form 10-Q
period 1996-06-30
CANYON RESOURCES CORP
filed 1996-08-12
CIK 739460

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

                       ------------------------------

            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                     For the period ended June 30, 1996

                                     or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 For the transition period from           to
                                                ---------    ----------

                      --------------------------------

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

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
         37,284,110 shares of the Company's Common Stock were outstanding as of August 1, 1996.



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



      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . Page 3

      Consolidated Statements of Operations   . . . . . . . . . . . . Page 4

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . Page 5-6

      Notes to Interim Consolidated Financial Statements  . . . . . . Page 7-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . .Page 10-11

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)





                                                                                            June 30,            December 31,
                                                                                              1996                  1995
                                                                                           -----------           -----------
ASSETS

Cash and cash equivalents                                                                  $10,232,100            $1,893,800
Restricted cash                                                                             12,907,500            25,212,600
Accounts receivable                                                                          1,019,600               586,300
Inventories                                                                                    860,600               664,200
Prepaid and other assets                                                                       355,100               297,900
                                                                                           -----------           -----------
    Total current assets                                                                    25,374,900            28,654,800
                                                                                           -----------           -----------
Property and equipment, at cost
   Mining claims and leases                                                                 35,807,700            34,321,800
   Producing properties                                                                      4,475,300             2,869,100
   Other                                                                                    22,449,800             2,692,600
                                                                                           -----------           -----------
                                                                                            62,732,800            39,883,500
   Accumulated depreciation and depletion                                                   (1,634,200)           (1,359,100)
                                                                                           -----------           -----------
     Net property and equipment                                                             61,098,600            38,524,400
                                                                                           -----------           -----------

Deferred financing costs, net of amortization of $885,900 at
       June 30, 1996, and $741,100 at December 31, 1995                                      1,898,900             1,981,800
Other assets                                                                                   742,700             3,263,200
                                                                                           -----------           -----------
     Total Assets                                                                          $89,115,100           $72,424,200
                                                                                           ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                            $2,105,400              $806,900
Notes payable  - current                                                                     1,459,000               216,600
Accrued taxes, other than payroll and income                                                   222,700               413,200
Accrued reclamation costs                                                                      500,600               686,000
Deferred income taxes                                                                          267,900               267,900
Other accrued liabilities                                                                      651,200               476,800
                                                                                           -----------           -----------
    Total current liabilities                                                                5,206,800             2,867,400

Notes payable - long term                                                                   48,905,600            47,371,800
Accrued reclamation costs                                                                    1,926,000             2,026,000
Other noncurrent liabilities                                                                   289,800                88,500
                                                                                           -----------           -----------
     Total Liabilities                                                                      56,328,200            52,353,700
                                                                                           -----------           -----------


Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  30,938,000 at June 30, 1996, and 25,793,300 at December 31, 1995                 309,300               257,900
Capital in excess of par value                                                              60,565,400            46,072,500
Deficit                                                                                    (28,087,800)          (26,259,900)
                                                                                           -----------           -----------
     Total Stockholders' Equity                                                             32,786,900            20,070,500
                                                                                           -----------           -----------
     Total Liabilities and Stockholders' Equity                                            $89,115,100           $72,424,200
                                                                                           ===========           ===========


       The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Three months ended June 30,      Six months ended June 30,
                                                  1996          1995            1996               1995
                                               ----------    ----------       ----------         ----------
     REVENUE
Sales                                          $1,303,100    $2,158,100       $2,447,200         $5,848,000
                                               ----------    ----------       ----------         ----------
     EXPENSES
Cost of sales                                   1,234,400     1,809,900        2,146,200          4,464,400
Depreciation, depletion, and amortization          59,700       164,500          120,000            461,900
Selling, general and administrative               927,500       797,200        1,739,000          1,849,800
Exploration costs                                  92,600       342,000          222,100            589,200
Abandoned mineral properties                       -            121,300          -                  135,600
                                               ----------    ----------       ----------         ----------

                                                2,314,200     3,234,900        4,227,300          7,500,900
                                               ----------    ----------       ----------         ----------

     OTHER INCOME (EXPENSE)
Interest income                                   392,200       175,700          724,600            365,300
Interest expense                                 (399,600)     (410,700)        (802,300)          (833,100)
Gain (loss) on asset disposals                     (4,000)       -                (4,000)           160,600
Other                                              22,800       (39,300)          33,900            (38,900)
                                               ----------    ----------       ----------         ----------

                                                   11,400      (274,300)         (47,800)          (346,100)
                                               ----------    ----------       ----------         ----------

Net loss                                        ($999,700)  ($1,351,100)     ($1,827,900)       ($1,999,000)
                                               ==========    ==========       ==========         ==========

Net loss per share                                 ($0.03)       ($0.05)          ($0.06)            ($0.08)
                                               ==========    ==========       ==========         ==========

Weighted average shares outstanding            30,872,700    25,650,500       29,072,300         25,604,600
                                               ==========    ==========       ==========         ==========





      The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Six months ended June 30,
                                                                                     1996             1995
                                                                                  -----------       ----------
Cash flows from operating activities:
  Net loss                                                                        ($1,827,900)     ($1,999,000)
                                                                                  -----------       ----------
  Adjustments to reconcile net loss to net cash:
    Depreciation, depletion, and amortization                                         120,000          480,500
    Amortization of financing costs                                                   144,800          141,300
    Abandonment loss                                                                  -                135,600
    (Gain) loss on asset disposals                                                      4,000         (160,600)
    Other                                                                             -                 33,600
    Changes in assets and liabilities,
      (Increase) in receivables                                                      (330,900)        (138,900)
      (Increase) decrease in inventories                                              (98,800)       1,070,200
      (Increase) decrease in prepaid and other assets                                 (57,000)          71,200
      (Decrease) in accounts payable and accrued liabilities                         (388,800)        (757,600)
      (Decrease) increase in other liabilities                                       (123,900)         313,000
                                                                                  -----------       ----------
      Total adjustments                                                              (730,600)       1,188,300
                                                                                  -----------       ----------

      Net cash used in operating activities                                        (2,558,500)        (810,700)
                                                                                  -----------       ----------

Cash flows from investing activities:
  Purchases of property and equipment                                             (21,075,500)      (3,620,500)
  Proceeds on asset dispositions                                                        5,300          324,500
  Other                                                                                20,000           20,000
                                                                                  -----------       ----------

     Net cash used in investing activities                                        (21,050,200)      (3,276,000)
                                                                                  -----------       ----------

Cash flows from financing activities:
  Issuance of stock, net                                                           14,444,200           12,200
  Debenture conversion cost                                                           -                (43,500)
  Payments on debt                                                                   (123,900)        (271,700)
  Payments on capital lease obligations                                               (24,200)         (17,000)
  Proceeds from loans                                                              17,853,200          -
  Payments to escrow account                                                          (47,800)         -
  Payments for debt issuance costs                                                   (154,500)         -
                                                                                  -----------       ----------

     Net cash provided by (used in)  financing activities                          31,947,000         (320,000)
                                                                                  -----------       ----------

Net increase (decrease) in cash and cash equivalents                                8,338,300       (4,406,700)
Cash and cash equivalents, beginning of year                                        1,893,800       13,280,100
                                                                                  -----------       ----------
Cash and cash equivalents, end of period                                          $10,232,100       $8,873,400
                                                                                  ===========       ==========


      The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $653,500 of interest, net of $741,100 capitalized during the first half of 1996, and $695,400, net of $3,400 capitalized during the corresponding period of 1995.

2. The Company paid no income taxes during the first half of 1996, and no income taxes during the corresponding period of 1995.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $275,800 in equipment through capital leases during the first half of 1996, and $25,800 in equipment through capital leases during the first half of 1995.

2. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for an interest in a joint venture during the first six months of 1995.

3. Debentures in the principal amount of $100,000 were converted into 29,000 shares of common stock during the first six months of 1996 and $725,000 in principal were converted to 210,100 shares of common stock during the first six months of 1995.



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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                                                                  June 30, 1996     December 31, 1995
                                                                  -------------     -----------------
         Collateral for Letter of Credit (a)                       $ 1,953,000         $ 1,953,000
         Collateral for Letter of Credit (b)                           500,000             500,000
         Unexpended proceeds from loan drawing (c)                   8,406,400          23,259,600
         Contingency account (d)                                     2,048,100           2,000,300
                                                                   -----------         -----------
                                                                   $12,907,500         $27,712,900
         Current portion                                            12,907,500          25,212,600
                                                                   -----------         -----------
         Noncurrent portion                                        $     -             $ 2,500,300
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

         (d) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds, including interest earned and net of any cost overruns, will be returned to the Company upon final completion of an expansion phase of development, currently scheduled in the second quarter of 1997.

5.       INVENTORIES:

         Inventories consisted of the following:

                                             June 30, 1996    December 31, 1995
                                             -------------    -----------------
               Gold-in-process (a)             $460,100            $389,200
               Industrial minerals (a)          211,400             120,000
               Materials and supplies           189,100             155,000
                                               --------            --------
                                               $860,600            $664,200
                                               ========            ========

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------
              Briggs Loan (a)                   $29,000,000      $26,000,000
              6% Debentures (b)                  21,075,000       21,175,000
              Caterpillar Finance Note (c)          289,600          413,400
                                                -----------      -----------
                                                $50,364,600      $47,588,400
              Current portion                     1,459,000          216,600
                                                -----------      -----------
              Notes Payable - Long Term         $48,905,600      $47,371,800
                                                ===========      ===========

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan and $1.0 million principal as a dollar loan were drawn. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. An additional $3.0 million principal as dollar loans were drawn during the first six months of 1996. Interest rates on the drawings for the six months ended June 30, 1996 were (i) 4.56% on the $25.0 million gold loan and (ii) 9.65% on the $4.0 million cash loans. During the first six months of 1996, interest payments of $732,300 were made utilizing proceeds from the drawings.

         (b) On June 2, 1993, the Company sold $22.0 million ($21.1 million outstanding at June 30, 1996) of Subordinated Convertible Notes (the "Notes") which were due June 1, 1998. Interest was payable semi-annually on June 1 and December 1 at a rate of 6% per annum. The Notes were convertible at the option of the holder any time into common shares at the rate of $3.45 per share. During the second quarter of 1996, Notes in the principal amount of $100,000 were converted into 29,000 shares of common stock. On or after June 1, 1996, the Company could redeem the Notes by issuing common stock at a rate equal to 94% of the then trading common stock price at the time of redemption, or by payment in cash at par. On June 14, 1996, the Company gave notice to all holders of record that the Notes in the aggregate principal amount of $21,075,000 would be redeemed on July 12, 1996, by the issuance of common stock at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption.

         (c) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the first half of 1996, the Company paid $20,000 of interest and reduced the principal balance by $123,900.

7.       INCOME TAXES:

         The Company has not recorded a tax benefit for the current periods as the benefit is not expected to be realized during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $999,700, or $0.03 per share, on revenues of $1,303,100 during the second quarter of 1996 and a net loss of $1,827,900, or $0.06 per share, on revenues of $2,447,200 for the first half of 1996. This compares to a net loss of $1,351,100, or $0.05 per share, on revenues of $2,158,100 during the second quarter of 1995 and a net loss of $1,999,000, or $0.08 per share, on revenues of $5,848,000 during the first six months of 1995. Although the current periods were adversely impacted by lower gold production at the Kendall Mine, lower non-project related exploration expenses, no property abandonments, and higher interest income resulted in an overall improvement from the comparable periods in 1995.

         For the three months ended June 30, 1996, the Company sold 1,069 ounces of gold and 808 ounces of silver at an average price of $387 per equivalent gold ounce. For the comparable period of 1995, 3,463 ounces of gold and 2,586 ounces of silver were sold at an average price of $392 per equivalent gold ounce. For the first half of 1996, 2,069 ounces of gold and 1,408 ounces of silver were sold at an average price of $396 per equivalent gold ounce. For the prior year first half, the Company sold 11,363 ounces of gold and 7,086 ounces of silver at an average price of $387 per equivalent gold ounce.

         Cost of sales at Kendall was $725 per ounce for the three months ended June 30, 1996 and $621 per ounce for the first half of 1996, as compared to $408 per ounce and $325 per ounce, respectively, for the comparable periods in 1995. The higher unit costs in the current periods are due to lower production levels during the rinsedown of the leach pads in preparation for final reclamation.

         Depreciation, depletion and amortization decreased in the current periods due to a fourth quarter write-off of Kendall's remaining asset carrying values.

         Interest income was higher in the current periods due to higher investible balances. Interest expense was not materially different.

         The Company recorded a gain of $160,600 on the sale of a portion of the Kendall mining equipment during the prior six-month period, with no comparable activity for the current period.

LIQUIDITY & CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 1996 was $2,558,500, as compared to a use of $810,700 for the same period in 1995. The increased use of cash in the current period was principally due to lower gold sales. Cash and cash equivalents at June 30, 1996 was $10,232,100.

         The Company spent $21,075,500 on capital programs for the six months ended June 30, 1996, principally on the Briggs and McDonald projects. Capital expenditures at Briggs were financed by draws from a loan facility which totalled $17,853,200 for the six month period.

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.2 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. The Company filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants which was declared effective by the Securities and Exchange Commission on May 14, 1996. The Company's planned use of proceeds are for exploring properties within and in proximity to the Briggs claim block, continuing to fund its share of expenditures on the McDonald Project, exploration work on select foreign properties, particularly in Brazil, and for general corporate purposes.

         During the second quarter of 1996, the Company received proceeds of $2,978,900 in connection with the exercise of various warrants to purchase common stock. The Company issued 878,100 shares of common stock as a result of the warrant exercises.

         On June 14, 1996, the Company gave notice to all holders of record that its 6% Convertible Subordinated Notes in the aggregate principal amount of $21,075,000 would be redeemed on July 12, 1996, by the issuance of common stock, at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption.

OUTLOOK

         In July, 1996, ore crushing commenced at the Briggs Mine in southeastern California. Initial gold production is expected in October 1996, after sufficient ore stacking and leaching to facilitate gold recovery has occurred, with production of approximately 19,000 ounces anticipated for 1996. Direct cash operating costs, after achieving design capacity, are expected in the range of $215-$225 per ounce during the fourth quarter of 1996.

         The Company anticipates gold production from residual leaching at Kendall in 1996 of approximately 7,000 ounces at direct cash operating costs of approximately $330-$340 per ounce. The Company expects to spend approximately $0.7 million on reclamation during 1996.

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

                          PART II   OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   None

ITEM 2.          CHANGES IN SECURITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS: . . . . . . . . . . . . . . . . . . . .   None

               On June 5, 1996, the Company held its Annual Meeting of Shareholders. The following two items of business were voted upon by shareholders at the meeting:

               Proposal I was the election of three Directors of the
               Company: William W. Walker, William C. Parks, and Christopher M. T. Thompson. The proposal electing the three Directors passed with votes of 19,557,681; 19,555,939; and 19,526,034 shares "For" respectively, and 144,527; 146,269; 176,174 "Withheld", respectively.

               Proposal II was to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for 1996. The proposal passed with votes of 19,608,950 "For"; 17,568 "Against"; and 75,690
               "Abstaining".


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



                                        CANYON RESOURCES CORPORATION



Date:    August 12, 1996                /s/ Richard H. De Voto
                                        ----------------------------
                                        Richard H. De Voto
                                        President



Date:   August 12, 1996                 /s/ Gary C. Huber
                                        ----------------------------
                                        Gary C. Huber
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