Form 10-Q
period 1996-09-30
CANYON RESOURCES CORP
filed 1996-11-12
CIK 739460

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

                           ----------------------

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended September 30, 1996

                                     or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 For the transition period from           to
                                                ---------    ----------

                           ----------------------

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

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
          37,503,638 shares of the Company's Common Stock were outstanding as of November 1, 1996.


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


     Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . Page 3

     Consolidated Statements of Operations. . . . . . . . . . . . . . Page 4

     Consolidated Statements of Cash Flows. . . . . . . . . . . . . . Page 5-6

     Notes to Interim Consolidated Financial Statements . . . . . . . Page 7-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . Page 10-11

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                      September 30,   December 31,
                                                                                          1996            1995
                                                                                      -------------   -------------
ASSETS

Cash and cash equivalents                                                             $  8,202,900    $  1,893,800
Restricted cash                                                                          6,273,300      25,212,600
Accounts receivable                                                                        897,000         586,300
Inventories                                                                              2,025,200         664,200
Prepaid and other assets                                                                   379,100         297,900
                                                                                      ------------    ------------
    Total current assets                                                                17,777,500      28,654,800
                                                                                      ------------    ------------

Property and equipment, at cost
   Mining claims and leases                                                             37,482,500      34,321,800
   Producing properties                                                                  4,579,600       2,869,100
   Other                                                                                28,465,300       2,692,600
                                                                                      ------------    ------------
                                                                                        70,527,400      39,883,500
   Accumulated depreciation and depletion                                               (1,815,600)     (1,359,100)
                                                                                      ------------    ------------
     Net property and equipment                                                         68,711,800      38,524,400
                                                                                      ------------    ------------

Deferred financing costs, net of amortization of $0 at
       September 30, 1996, and $741,100 at December 31, 1995                             1,298,200       1,981,800
Other assets                                                                               748,500       3,263,200
                                                                                      ------------    ------------

     Total Assets                                                                     $ 88,536,000    $ 72,424,200
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                      $  1,724,200    $    806,900
Notes payable  - current                                                                 2,089,000         216,600
Accrued taxes, other than payroll and income                                               149,500         413,200
Accrued reclamation costs                                                                2,029,700         686,000
Deferred income taxes                                                                      267,900         267,900
Other accrued liabilities                                                                  638,500         476,800
                                                                                      ------------    ------------
    Total current liabilities                                                            6,898,800       2,867,400

Notes payable - long term                                                               28,145,400      47,371,800
Accrued reclamation costs                                                                  200,000       2,026,000
Other noncurrent liabilities                                                               376,700          88,500
                                                                                      ------------    ------------
     Total Liabilities                                                                  35,620,900      52,353,700
                                                                                      ------------    ------------

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  37,503,600 at September 30, 1996, and 25,793,300 at December 31, 1995        375,000         257,900
Capital in excess of par value                                                          81,465,900      46,072,500
Deficit                                                                                (28,925,800)    (26,259,900)
                                                                                      ------------    ------------
     Total Stockholders' Equity                                                         52,915,100      20,070,500
                                                                                      ------------    ------------

     Total Liabilities and Stockholders' Equity                                       $ 88,536,000    $ 72,424,200
                                                                                      ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three months ended September 30,   Nine months ended September 30,
                                               1996             1995              1996             1995
                                          --------------    -------------    -------------    --------------
     REVENUE
Sales                                       $  1,535,100    $  1,978,800      $  3,982,300    $  7,826,800
                                            ------------    ------------      ------------    ------------

     EXPENSES
Cost of sales                                  1,488,700       1,764,700         3,634,900       6,229,100
Depreciation, depletion, and amortization         79,900         189,000           199,900         650,900
Selling, general and administrative              838,300         735,700         2,577,300       2,585,500
Exploration costs                                 95,700         223,300           317,800         812,500
Abandoned mineral properties                      71,300          46,900            71,300         182,500
                                            ------------    ------------      ------------    ------------

                                               2,573,900       2,959,600         6,801,200      10,460,500
                                            ------------    ------------      ------------    ------------

     OTHER INCOME (EXPENSE)
Interest income                                  247,400         120,500           972,000         485,800
Interest expense                                 (40,500)       (404,600)         (842,800)     (1,237,700)
Gain (loss) on asset disposals                         0          10,500            (4,000)        171,100
Other                                             (6,100)          3,900            27,800         (35,000)
                                            ------------    ------------      ------------    ------------

                                                 200,800        (269,700)          153,000        (615,800)
                                            ------------    ------------      ------------    ------------

Net loss                                    $   (838,000)   $ (1,250,500)     $ (2,665,900)   $ (3,249,500)
                                            ============    ============      ============    ============


Net loss per share                          $      (0.02)   $      (0.05)     $      (0.08)   $      (0.13)
                                            ============    ============      ============    ============

Weighted average shares outstanding           37,453,600      25,784,600        31,866,100      25,664,600
                                            ============    ============      ============    ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Nine months ended September 30,
                                                                            1996            1995
                                                                       -------------    -------------
Cash flows from operating activities:
  Net loss                                                              $ (2,665,900)   $ (3,249,500)
                                                                        ------------    ------------
  Adjustments to reconcile net loss to net cash:
    Depreciation, depletion, and amortization                                199,900         650,900
    Amortization of financing costs                                          154,500         214,100
    Abandonment loss                                                          71,300         182,500
    (Gain) loss on asset disposals                                             4,000        (171,100)
    Other                                                                       --            21,600
    Changes in assets and liabilities,
      (Increase) in receivables                                             (208,200)        (75,100)
      (Increase) decrease in inventories                                  (1,263,400)      1,471,200
      (Increase) in prepaid and other assets                                 (86,900)        (32,100)
      (Decrease) increase in accounts payable and accrued liabilities        923,200        (542,900)
      (Decrease) increase in other liabilities                            (1,845,600)        534,700
                                                                        ------------    ------------

      Total adjustments                                                   (2,051,200)      2,253,800
                                                                        ------------    ------------

      Net cash used in operating activities                               (4,717,100)       (995,700)
                                                                        ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (28,632,600)     (5,859,900)
  Proceeds on asset dispositions                                              45,300         431,900
  Other                                                                       20,000          20,000
                                                                        ------------    ------------

     Net cash used in investing activities                               (28,567,300)     (5,408,000)
                                                                        ------------    ------------
Cash flows from financing activities:
  Issuance of stock, net                                                  14,530,600          28,600
  Debenture conversion cost                                                     --           (43,500)
  Payments on debt                                                          (179,100)       (328,300)
  Payments on capital lease obligations                                      (37,900)        (22,900)
  Proceeds from loans                                                     25,522,700            --
  Payments to escrow account                                                 (83,100)           --
  Payments for debt issuance costs                                          (159,700)           --
  Deferred financing costs                                                      --          (238,000)
                                                                        ------------    ------------

     Net cash provided by (used in)  financing activities                 39,593,500        (604,100)
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                       6,309,100      (7,007,800)
Cash and cash equivalents, beginning of year                               1,893,800      13,280,100
                                                                        ------------    ------------

Cash and cash equivalents, end of period                                $  8,202,900    $  6,272,300
                                                                        ============    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $792,800 of interest, net of $1,101,700 capitalized during the first nine months of 1996, and $709,500, net of $6,700 capitalized during the corresponding period of 1995.

2. The Company paid no income taxes during the first nine months of 1996, and no income taxes during the corresponding period of 1995.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $356,400 in equipment through capital leases during the first nine months of 1996, and $48,600 in equipment through capital leases during the first nine months of 1995.

2. The Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for an interest in a joint venture during the first nine months of 1995.

3. Debentures in the principal amount of $1,812,000 were converted into 525,200 shares of common stock and debentures in the principal amount of $19,363,000 were redeemed by the Company into 5,849,800 shares of common stock during the first nine months of 1996. During the first nine months of 1995, $725,000 in principal was converted to 210,100 shares of common stock.

4. The Company issued 150,000 shares of common stock which was valued at $403,100 in exchange for a royalty interest during the first nine months of 1996.



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

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996, as the Briggs Mine is scheduled to commence gold production in the fourth quarter of 1996.

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                                                  September 30, 1996   December 31, 1995
                                                  ------------------   -----------------
         Collateral for Letter of Credit (a)          $ 1,953,000          $ 1,953,000
         Collateral for Letter of Credit (b)              500,000              500,000
         Unexpended proceeds from
         loan drawing (c)                               1,736,900           23,259,600
         Contingency account (d)                        2,083,400            2,000,300
                                                      -----------          -----------
                                                      $ 6,273,300          $27,712,900
         Current portion                                6,273,300           25,212,600
                                                      -----------          -----------
         Noncurrent portion                           $      -             $ 2,500,300
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

         (d) As a condition precedent to closing on the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds are expected to be partially utilized during the fourth quarter of 1996 to meet final working capital requirements with the balance used to complete an expansion phase of development currently scheduled in the second quarter of 1997.

5.       INVENTORIES:

         Inventories consisted of the following:

                                                 September 30, 1996     December 31, 1995
                                                 ------------------     -----------------
                  Gold-in-process (a)                 $1,194,700            $389,200
                  Industrial minerals (a)                326,900             120,000
                  Materials and supplies                 503,600             155,000
                                                      ----------            --------
                                                      $2,025,200            $664,200
                                                      ==========            ========

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                                  September 30, 1996    December 31, 1995
                                                  ------------------    -----------------
               Briggs Loan (a)                        $30,000,000           $26,000,000
               6% Debentures (b)                                -            21,175,000
               Caterpillar Finance Note (c)               234,400               413,400
                                                      -----------           -----------
                                                      $30,234,400           $47,588,400
               Current portion                          2,089,000               216,600
                                                      -----------           -----------
               Notes Payable - Long Term              $28,145,400           $47,371,800
                                                      ===========           ===========

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan and $1.0 million principal as a dollar loan were drawn. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. An additional $4.0 million principal as dollar loans were drawn during the first nine months of 1996. Average interest rates on the drawings for the nine months ended September 30, 1996 were (i) 4.19% on the $25.0 million gold loan and (ii) 9.70% on the $5.0 million cash loans. During the first nine months of 1996, interest payments of $1,080,000 were made utilizing proceeds from the drawings.

         (b) On June 2, 1993, the Company sold $22.0 million (none outstanding at September 30, 1996) of Subordinated Convertible Notes (the "Notes") which were due June 1, 1998. Interest was payable semi-annually on June 1 and December 1 at a rate of 6% per annum. The Notes were convertible at the option of the holder any time into common shares at the rate of $3.45 per share. On or after June 1, 1996, the Company could redeem the Notes by issuing common stock at a rate equal to 94% of the then trading common stock price at the time of redemption, or by payment in cash at par. On June 14, 1996, the Company gave notice to all holders of record that the Notes in the then aggregate principal amount of $21,075,000 would be redeemed on July 12, 1996, by the issuance of common stock at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption.

         (c) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the first nine months of 1996, the Company paid $26,400 of interest and reduced the principal balance by $179,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $838,000, or $0.02 per share, on revenues of $1,535,100 during the third quarter of 1996 and a net loss of $2,665,900, or $0.08 per share, on revenues of $3,982,300 for the first nine months of 1996. This compares to a net loss of $1,250,500, or $0.05 per share, on revenues of $1,978,800 during the third quarter of 1995 and a net loss of $3,249,500, or $0.13 per share, on revenues of $7,826,800 during the first nine months of 1995. Although the current periods were impacted by lower gold production at the Kendall Mine, lower non-project related exploration expenses, lower interest expense, and higher interest income resulted in an overall improvement from the comparable periods in 1995.

         For the three months ended September 30, 1996, the Company sold 1,200 ounces of gold and 900 ounces of silver at an average price of $386 per equivalent gold ounce. For the comparable period of 1995, 3,400 ounces of gold and 800 ounces of silver were sold at an average price of $384 per equivalent gold ounce. For the first nine months of 1996, 3,269 ounces of gold and 2,308 ounces of silver were sold at an average price of $392 per equivalent gold ounce. For the prior year comparable period, the Company sold 14,763 ounces of gold and 7,886 ounces of silver at an average price of $386 per equivalent gold ounce.

         Cost of sales at Kendall was $678 per ounce for the three months ended September 30, 1996 and $642 per ounce for the first nine months of 1996, as compared to $414 per ounce and $346 per ounce, respectively, for the comparable periods in 1995. The higher unit costs in the current periods are due to lower production levels during the rinsedown of the leach pads in preparation for final reclamation. The Company expects to terminate residual leaching at Kendall during the fourth quarter of 1996 and commence final reclamation efforts in 1997.

         Depreciation, depletion and amortization decreased in the current periods due to a 1995 fourth quarter write-off of Kendall's remaining asset carrying values.

         Interest income was higher in the current periods due to higher investible balances. Interest expense was lower in the current periods because the Company redeemed its 6% Convertible Notes in July 1996.

         The Company recorded a gain of $160,600 on the sale of a portion of the Kendall mining equipment during the prior nine-month period, with no comparable activity for the current period.

LIQUIDITY & CAPITAL RESOURCES

         Net cash used in operating activities during the nine months ended September 30, 1996 was $4,717,100, as compared to a use of $995,700 for the same period in 1995. The increased use of cash in the current period was principally due to lower gold sales and working capital requirements for the Briggs Mine. Cash and cash equivalents at September 30, 1996 was $8,202,900.

         The Company spent $28,632,600 on capital programs for the nine months ended September 30, 1996, principally on the Briggs and McDonald projects. Capital expenditures and working capital requirements at Briggs, which totalled $25,522,700 for the nine month period, were financed by draws from a loan facility . In October, 1996, initial gold production occurred at the Briggs Mine and approximately 10,000 ounces of gold production from Briggs is expected for 1996.

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



                                               CANYON RESOURCES CORPORATION




Date:    November 11, 1996                     /s/ Richard T. Phillips
                                               --------------------------------

                                               Richard T. Phillips
                                               Treasurer



Date:   November 11, 1996                      /s/ Gary C. Huber
                                               --------------------------------

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