Form 10-K405
period 1996-12-31
CANYON RESOURCES CORP
filed 1997-03-31
CIK 739460

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

              Securities registered on The American Stock Exchange
                     pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
                     and Warrants to Purchase Common Stock

       Securities registered pursuant to Section 12(g) of the Act:  NONE

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 35,135,031 shares of the registrant's voting stock held by non-affiliates on March 10, 1997, was approximately $118,580,730.

At March 10, 1997, there were 37,538,138 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

================================================================================

                          CANYON RESOURCES CORPORATION
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

ITEM
NUMBER                                                                     PAGE
------                                                                     ----
                                    PART I

1.  Business                                                                 1
2.  Properties                                                               8
3.  Legal Proceedings                                                       25
4.  Submission of Matters to a Vote of Security Holders                     26


                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters   27
6.  Selected Financial Data                                                 28
7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       29
8.  Financial Statements                                                    36
9.  Disagreements on Accounting and Financial Disclosure                    59

                                   PART III

10. Directors and Executive Officers of the Registrant                      60
11. Executive Compensation                                                  60
12. Security Ownership of Certain Beneficial Owners and Management          60
13. Certain Relationships and Related Transactions                          60

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K        61

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         Canyon Resources Corporation, a Delaware corporation (the Company or Canyon), is a Colorado-based company which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. The Company or Canyon is used herein to refer to all of the wholly owned and majority-owned subsidiaries of Canyon Resources Corporation. Since 1986 the Company has been a reporting company. Its securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, the Company listed its shares for trading on The American Stock Exchange.

         The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining projects.

         Canyon has gold and industrial mineral production operations in the western United States, and conducts exploration activities in the search for additional valuable mineral properties in the western United States and in a number of areas throughout Latin America and Africa. The Company's exploration and development efforts emphasize precious metals (gold and silver) and industrial minerals.

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

         The Company conducts a portion of its mineral exploration and development through joint ventures with other companies. The Company has also independently financed the acquisition of mineral properties and conducted exploration and drilling programs and implemented mine development and production from mineral properties in the western United States and exploration programs in Latin America and Africa. (See "Item 2 - Properties.")

         The Company is continually evaluating its properties and other properties which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

         During 1996, the Company depleted all economic gold and silver from its Kendall Mine near Lewistown, Montana, as the mine went into reclamation. The last new ore at Kendall had been placed on a leach pad in January, 1995. Residual leaching and final rinsing of spent ore in the heaps resulted in the production of 3,607 ounces of gold and 1,762 ounces of silver during 1996. Extensive reclamation activities, such as recontouring the waste-rock piles and covering them with topsoil and revegetating abandoned areas, occurred at Kendall during 1996. As of January 1, 1997, no further recoverable gold remained in the two leach pads. (See "Item 2 - Properties - Production Properties - Kendall Mine.")

         In 1996, the Company, through its wholly owned subsidiary, CR Minerals Corporation, expanded its industrial minerals activities with the acquisition of a pumice and volcanic glass processing facility in Santa Fe, New Mexico.
Ore is purchased from two separate mining companies and processed into various products for use in numerous applications. CR Minerals also markets diatomaceous earth, or diatomite, which is an industrial mineral that has a wide variety of uses. Mining and processing of the diatomite occur in western Nevada and marketing of the products is carried out in the Unites States and internationally. (See "Item 2 - Properties - Production Properties - Fernley Operation and Santa Fe Operation.")

         During 1996, approximately 74% of the Company's revenue was derived from its industrial minerals activities. In 1997, as production commences from the Briggs Mine, it is anticipated that approximately 80% of revenues will be derived from precious metals and approximately 20% from industrial minerals.
In subsequent years, it is anticipated that the Briggs Mine will also dominate production revenues until the McDonald project or other projects are placed into production.


FINANCING

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.2 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,333 total shares) and one-half warrant (2,017,167 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor in connection with the private placement at the same terms and conditions. The Company filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants which was declared effective on May 14, 1996.

         During 1996, warrants to purchase common stock from previous financings were exercised at prices ranging from $2.875 per share to $3.50 per share, resulting in proceeds to the Company of $3.0 million.

         On December 6, 1995, CR Briggs Corporation, a wholly owned subsidiary of the Company, obtained a mine financing for development of the Briggs Mine in Southern California. The financing was completed by Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Limited and consists of a $34 million credit facility. This facility is composed of 3 tranches: Tranche A is a $25 million gold loan, Tranche B is a $5 million cash loan, and Tranche C is a $4 million cost-overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. Tranche A portion of the facility consisted of borrowing 64,425 ounces of gold and immediately selling those ounces at the then (December 21, 1995) current market price of $388.05 per ounce to raise $25 million. Varying interest rate periods can be selected at a rate of 2 1/8% plus the gold lease rate which floats with the market. During 1996, the Company's effective interest rate on Tranche A was 4.10%. Tranche B portion of the facility consists of a cash loan which is in the amount of $5 million. Interest periods also vary at a rate of 4 1/8% plus LIBOR.

During 1996, the Company's effective interest rate on Tranche B was 9.92%. As a result of higher than anticipated construction and working capital needs, the Company contributed approximately $2.1 million toward the Mine's development in 1996 and expects to fully draw Tranche C in 1997, principally to fund a first phase expansion of the leach pad. The interest rate for Tranche C will be calculated in the same manner as that of Tranche B. The loan facility is scheduled to be paid back over a six-year period from start of gold production. The gold loan agreement contains, among other things, the following provisions:

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

         4. Within 3 years of project completion, an additional 70,000 recoverable ounces of gold processable at the Briggs Mine processing facility must be identified, or 100% of excess cash flow will then be used to prepay principal.

         5. Canyon Resources was required to deposit $2 million in an escrow account which was subsequently used during the Mine's development in 1996 to fund project cost overruns.

         6. A condition of the loan agreement required that certain gold hedging be undertaken to assure that a portion of the future gold production costs are covered by such hedging. At December 31, 1996, approximately 36% of the Briggs Mine production from current reserves was hedged through forward contracts totalling 185,100 ounces at prices ranging from $398 to $424 per ounce and put options totalling 19,500 ounces at a price of $380 per ounce.

         7. The loan agreement places limitations on additional indebtedness during the term of the loan.

         8. The Company is required to maintain a debt service reserve account which is equal to 3 months of debt service requirement funded out of project cash flow.

         In addition to the gold loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services. The equipment leases generally have a 5-year term.

         On June 2, 1993, the Company sold $22.0 million ($20.5 million after expenses) of 6% Subordinated Convertible Notes (Notes) which were due June 1, 1998. The Notes were convertible at the option of the holder any time into common shares at the rate of $3.45 per share. On or after June 1, 1996, the Company could redeem the Notes by issuing common stock at a rate equal to 94% of the then trading common stock price at the time of redemption, or by payment in cash at par. On June 14, 1996, the Company gave notice to all holders of record that Notes in the then aggregate principal amount of $21,075,000 would be redeemed on July 12, 1996, by the issuance of common stock at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption. Prior to the call for redemption, $100,000 of principal was converted into 29,000 shares of common stock in 1996, $725,000 of principal was converted into 210,1000 shares of common stock in 1994. Interest payments in 1996, 1995, and 1994 totaled $764,600, $1,289,300, and $1,317,100, respectively.

         On May 26, 1993, the Company obtained a $4.0 million gold loan and $1.9 million Letter of Credit (Credit Facility) with N M Rothschild (Rothschild). The Company eliminated the Letter of Credit over the term of the Credit Facility by depositing equivalent cash with a financial institution.
The gold loan portion was monetized at $374.50 per ounce (10,681 ounces) and was repaid by December 31, 1994, from gold production at the Kendall Mine in varying quarterly installments beginning in the third quarter 1993. Additionally, as part of the agreement, the Company issued to Rothschild a warrant to purchase 200,000 shares of common stock at a price of $2.875 per share. One-half of the warrant was exercised in 1993, and a replacement warrant was issued for the remaining 100,000 shares which was subsequently exercised in 1996.

         As part of equity financings in 1990 and 1992, the Company issued warrants to purchase 3,943,632 shares of common stock, exercisable at $3.50 per share until December 31, 1994. The Company extended the expiration date of these warrants to April 12, 1996. During 1996, 714,167 warrants were exercised and 3,229,465 warrants expired unexercised.


AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

         The Company continually explores for and obtains additional mineral properties in order to secure gold deposits for future development. Gold mineralization is found in many countries and in many different geologic environments, and in most cases is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, the Company believes that the expertise of its staff and its ability to rapidly evaluate and respond to opportunities allow it to compete effectively with many companies having far greater financial resources. In recent years the political environments in many countries of the world have become favorable to investment in the mining industry. The Company believes that, in particular, many of such countries in Latin America and Africa host favorable geologic conditions for the occurrence of sizeable gold deposits.
For these reasons, the Company has expanded its exploration for gold, silver and other precious metals from the Western United States to several countries in Latin America and Africa.

         In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the Briggs gold deposit and the McDonald gold deposit will have production costs close to or below the world-wide average for gold mines. There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is acquiring suitable mining prospects rather than marketing gold.

         CR Minerals, the Company's industrial minerals subsidiary, sells various product types of diatomite, pumice and volcanic glass. Diatomite is a naturally occurring amorphous silica composed of the skeletal remains of single cell aquatic plants. The Company's diatomite deposits are located near Fernley, Nevada. Since these deposits are of such a high quality and are of a sufficient quantity to supply enough material to meet production and sales forecasts for several decades, the Company does not actively explore for additional diatomite deposits at the present time. The Company's diatomite deposits have a high natural brightness which makes them suitable in many filler applications without calcination. Although there are many diatomite deposits throughout the world, few of these have the natural brightness to allow them to compete with the Company's products without calcination. In addition to being an added expense, calcination of diatomite greatly increases the crystalline silica content, which can create health problems. (See "Item 2 - Properties - Production Properties - Fernley Operation.")

         Pumice is a type of volcanic rock characterized by a cellular structure with a relatively low density. Ore is purchased from two separate sources for processing at the plant in Santa Fe, New Mexico. The Company has a supply agreement extending through 1998 with one of the suppliers, and purchases ore on a spot basis from the second supplier. Ore from either of these suppliers is an adequate feed for the various pumice and volcanic glass products produced at the plant and as such the Company is not solely tied to one supplier. (See "Item 2 - Properties - Production Properties - Santa Fe Operation.")

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $344 and $388 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging was required in connection with securing loan facilities. In connection with the Company obtaining a loan facility for its Briggs Mine in 1995, a portion of the Mine's production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1996, approximately 36% of the Briggs Mine production from current reserves was hedged through forward contracts totaling 185,100 ounces at prices ranging from $398 to $424 per ounce and put option totaling 19,500 ounces at a price of $380 per ounce.

CUSTOMERS

         During 1996, the Company sold its gold and silver production primarily to one precious metal buyer. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyer would adversely affect the Company. The Company's industrial mineral products are sold to numerous customers and in several markets, and the loss of any one customer would not materially affect the Company's operations.

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

         Historic mining activities have occurred on certain properties held by the Company. In the event that such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. The Company is not aware of any pending claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.

         The Company has spent approximately $2.6 million on reclamation at the Kendall Mine through December 31, 1996, and expects to spend approximately $1.4 million during 1997 and a further $1.6 million beyond 1997 through mine closure. At December 31, 1996, the Company has fully accrued for its remaining anticipated reclamation expenditures. The Company currently maintains a $1.9 million bond with the Montana Department of Environmental Quality to ensure appropriate reclamation.

         The Briggs Mine operates under a number of permits issued by state, local and federal agencies. Moreover, the Company was required to post a $3,030,000 reclamation bond to ensure appropriate reclamation and a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Certain of these permits are the subject of ongoing litigation described in detail under "Item 3 - Legal Proceedings."

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

         Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in "Item 2-Properties."

         To date, the Company has done only minor work on its Latin American and African properties which involved surface disturbance. A limited amount of hand trenching has been conducted and reclaimed on one Brazilian property.
Hand dug and mechanical trenching has been conducted on one property in Ethiopia. Although some of the countries in which the Company works have not as yet developed environmental laws and regulations, it is the Company's policy to adhere to North American standards in our foreign operations. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on our operations.


EMPLOYEES

         As of March 1, 1997, the Company and its wholly-owned subsidiaries employed 176 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

         Other than (i) interests in mining properties granted by governmental authorities and private landowners; and (ii) the use of the trade name "DiaFil" for the marketing of its diatomaceous earth products, and "SafSil" for marketing its fine-grained volcanic ash products and "Navajo Brand" for marketing its coarse-grained pumice products, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.  PROPERTIES

PRODUCTION PROPERTIES


BRIGGS PROJECT

         General

         The Briggs project, located on the west side of the Panamint Range near Death Valley, California, was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns or controls, through leasehold interests, 100% of the Briggs Mine, subject to a 2% net smelter return royalty.

         Briggs' holdings include 784 unpatented mining claims, 70 mill site claims, 1 tunnel site claim, 53 unpatented placer mining claims, 1 patented millsite claim, and 2 patented mining claims that comprise an area of approximately 17,176 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. Canyon's mining claims are now located on land prescribed for limited use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patents applications will be issued.

         Exploration and Development

         At the turn of the century, numerous small gold mines and prospects were active along the western slope of the Panamint Range, but all activity stopped by World War II. Since the resurgence of gold exploration in the western United States during the last 20 years, gold production in the Panamint Range resumed intermittently on a small scale from two high-grade deposits. Moreover, in the past several years, other companies have conducted exploration and drilling programs on mining claims either within the perimeter of the Briggs claim block or on its periphery.

         Significant gold mineralization occurs within the Briggs claim block along a six-mile long trend that includes the Briggs, Cecil R, Jackson, and Gold Tooth prospects. In 1991, considerable drilling and exploration was conducted in each of these areas. During 1996, exploration activities were limited to the area encompassed by the Briggs ore body and were essentially complete in October, 1996.

         Through the end of 1996, a total of 178,000 feet of drilling in 525 holes had been completed at Briggs Mine area for exploration, condemnation, metallurgical, and environmental purposes. The development drilling, on approximately 100 foot centers, had defined 805,000 ounces of gold, contained within 32.2 million tons of mineralized rock with an average grade of 0.025 ounce of gold per ton, using a cutoff grade of 0.01 ounce of gold per ton.

         The Company completed a definitive Feasibility Study in February, 1994. Roberts & Schaefer Company of Salt Lake City, Utah, was retained to conduct a "Fatal Flaw Review" of all aspects of the Feasibility Study with the exception of ore reserves, mine plan, mining capital and operating costs, land status, permitting, and environmental issues. Roberts & Schaefer Company also prepared the Executive Summary for the Feasibility Study. Mine Reserves Associates, Inc. of Wheat Ridge, Colorado, was retained to conduct the "Fatal Flaw Review" of the ore reserves, mine plan, and mining capital and operating costs. Remy and Thomas, Attorneys at Law, of Sacramento, California, reviewed the environmental and permitting aspects of the Feasibility Study. Chamberlin & Associates of Littleton, Colorado, provided an additional opinion on the gold recovery. The "Fatal Flaw Reviews" concluded that the Briggs Gold Project is technically and economically feasible.

         The Feasibility Study, augmented by the Company's economic update in August of 1995, indicates that approximately 21.9 million tons of the Briggs deposit can be mined economically at a $375 gold price. The 21.9 million tons of mineable ore have an average grade of 0.030 ounce gold per ton, and contain 653,000 ounces of gold with a strip ratio of 1.7:1 (waste tons to ore tons).

         The Briggs Mine is an open-pit, heap-leach operation, which is designed to produce an average of 75,000 ounces of gold over an initial seven-year mine life. The ore is crushed in three stages to a minus 1/4 inch size and is conveyor stacked on the leach pad. The Feasibility Study anticipates a 78% recovery of the gold contained in the ore upon heap leaching. The gold is recovered from leach solutions in a carbon adsorption plant and refined in gold-silver dore bars on site.

         With the completion of permitting and financing, construction of mine facilities began on December 16, 1995. The facilities include a 12,000 ton per day crushing plant, leach pad, process ponds, recovery plant, office and lab buildings, and a truck shop. Crushing of ore commenced on July 29, 1996, and first gold production occurred on October 16, 1996. Limited gold production occurred through the remainder of 1996, yielding 3,417 ounces of gold. Full commercial production is expected in the first half of 1997.

         Statistical production data for the start up year of 1996, follows:

                PRODUCTION                               1996
                ----------                               ----
      Tons Mined (waste and ore)                       5,516,600
      Tons Ore Mined                                     798,300
      Gold Grade of Ore (oz/ton)                           0.043
      Strip Ratio (tons waste/tons ore)                    5.9:1
      Gold Production (oz)                                 3,417
      Silver Production (oz)                                 654
      Recoverable Gold Inventory (oz)                     24,267


         Environmental Regulation

         In 1995 the U.S. Bureau of Land Management (BLM) and Inyo County, as co-lead agencies, completed a joint Environmental Impact Statement/Environmental Impact Report (EIS/EIR) on the Briggs Project. Subsequently, those agencies, as well as several other agencies, issued permits to the Briggs Project. The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land
Management: 2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Construct and Permits to Operate, Great Basin Unified Air Pollution Control District; and 5) Section 404 Dredge and Fill Permit, Army Corps of Engineers. Excepting permits issued by the air quality authority which require certain actions following project construction, the permits issued to date are adequate for all mine operations involving currently identified mineable reserves. A local environmental group, allied with the Timbisha Shoshone Indian Tribe (collectively Appellants), has initiated various actions in opposition to the Briggs permits. The Company has prevailed in all actions at the administrative and trial court level. Appellants have appealed certain trial court rulings. These actions are more fully described under "Item 3 - Legal Proceedings." At present these legal actions are having no effect on activities at the mine. No assurances can be given regarding the outcome of these actions or the effects those outcomes might have on the Company's ability to operate the mine.

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

         In 1994 the United States Congress passed the California Desert Protection Act (CDPA), resolving surface management classifications for large portions of BLM managed lands in the desert areas of California. The passage of the CDPA released lands around the Briggs Project for multiple use management, significantly reducing constraints on exploration and mine operations.


KENDALL MINE

         General

         The Kendall Mine near Lewistown, Montana, was developed as an operating open-pit, heap-leach gold mine in September, 1988, under the management of the Kendall Venture, a joint venture between the Company and Addwest Gold, Inc. (Addwest). On January 26, 1990, the Company acquired all of the issued and outstanding common stock of Addwest and through its wholly owned subsidiary, CR Kendall Corporation, became the operator and sole owner of the operating interest in the Kendall Mine.

         Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January, 1995. Leaching of the remaining gold in the heap leach pads continued through 1996. All economic gold has now been recovered, and leaching is being done to reduce reagent and solution levels, as part of the reclamation process.

         Operations

         The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. The property rights controlled by the Company include (i) approximately
253.61 acres in patented claims and fee land; (ii) mining leases on approximately 1,932 acres in 71 patented mining claims and fee land. The recovery facilities include a 1.6 million ton heap leach pad and a 9 million ton heap leach pad of crushed ore which are still undergoing leaching, process ponds for retention of barren and pregnant solutions, a 1,000 gpm carbon adsorption plant, a complete assay laboratory, and facilities for production of gold-silver dore bars.


         Mining operations were terminated in January, 1995, with the exhaustion of the known orebodies. The Kendall Mine produced 3,607 ounces of gold and 1,762 ounces of silver during 1996. As of January 1, 1997, no economically recoverable gold remained in the two leach pads.

         The two heaps on leach pads are being rinsed by circulating water through them to eliminate residual cyanide. Once the cyanide is reduced to applicable standards, the process plant will be converted to a water treatment plant and will be used to remove other chemicals from the process water prior to discharge. Once the process water is removed from the system, the heaps will be recontoured, covered with an engineered cap, and revegetated. The Company is currently evaluating water treatment technologies and intends to convert the process plant to a water treatment plant in 1997.

         Statistical production and financial data of the Kendall Mine for the period from 1992 through 1996 are shown on the following table.

                            KENDALL MINE OPERATIONS


                                                               1996         1995       1994       1993      1992
         PRODUCTION
         Tons Mined (waste and ore)(000)                         -            45        7,570      6,183    7,117
         Tons Ore Mined (000)                                    -            21        1,588      1,737    1,546
         Gold Grade of Ore (oz/ton)                              -         0.079        0.044      0.049    0.059
         Actual Strip Ratio (tons waste/tons ore)                -         1.1:1        3.8:1      2.6:1    3.6:1
         Gold Production (oz)                                   3,607     16,624       48,391     54,203   59,857
         Silver Production (oz)                                 1,762      7,429       22,503     29,218   18,229
         Recoverable Gold Inventory (oz)                         -         7,000       20,608     13,344   14,420
            (unleached gold in heap and ore stockpile)


         FINANCIAL (NET TO CANYON)

         Ounces of Gold Sold1                                   3,269     16,386       45,877     51,113   56,665
         Average Gold Price Realized ($/oz)                       392        386          374        353      376
         Revenue From Mine Operations ($000)                    1,282      6,331       17,154     18,027   21,288
         Operating Cost/Ore Ton Mined ($)(2)                    -    (3)     -  (3)      6.87       6.55     7.67
         Operating Cost/Gold Ounce Sold ($)(2)                  -    (5)     362          238        223      209
         Operating Earnings ($000)                              -    (5)     391(4)     6,240      6,650    9,432
         Capital Expenditures ($000)                            -            168          477      1,115    1,551

(1)  Gold production net to Canyon after payment in kind of 5% royalty.

(2)  Includes royalty, severance taxes, overhead, and reclamation reserve.

(3)  Not meaningful, as active mining of new ore ceased in January, 1995.

(4)  Prior to provision for final site restoration of $1.1 million.

(5)  Not meaningful due to low production levels.


     Environmental Regulation & Reclamation


     The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ) and other regulatory agencies. A life of mine permit was granted by these agencies on November 1, 1989. In 1996 the Company completed a land exchange with the U.S. Bureau of Land Management (BLM), in which, the Company received about 150 acres of BLM land within the Kendall Mine permit area in return for about 120 acres outside the permit area. The BLM no longer holds regulatory authority over the Kendall Mine. The Company is negotiating details of final mine closure with the DEQ. DEQ has approved the portions of the closure plan related to recontouring, revegetation, and drainage. Discussions of water treatment and disposal and heap closure methods continue.

     In early 1996, the Company installed a system to capture and collect drainage from certain mine facilities. The DEQ, the Environmental Protection Agency, and the Company have inspected the system subsequent to its initial installation and have agreed on system improvements which have been completed. The Company will maintain, monitor, and, if necessary, improve the system until the DEQ determines that the system is no longer needed.

     The Kendall Mine uses internal and external technical experts to monitor and insure environmental compliance. The Company believes the operation is currently in material compliance with all environmental and safety regulations.

     The Montana Department of Environmental Quality requires that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation of the Kendall Mine. Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. During 1996, approximately 61 disturbed acres were reclaimed, an additional 2 acres were recontoured and prepared for reclamation, and no additional acres were disturbed. The Company's reclamation expenditures in 1996 were approximately $1.1 million, primarily related to recontouring waste dumps, topsoil placement, revegetation, and improved drainage and sediment controls.

     Final reclamation will require disposal of process water, recontouring of spent ore heaps, roads and other areas and redistribution of topsoil and reseeding of some disturbed areas. Bond release on the property will only take place once the regulatory agencies have given final approval to all closure measures and are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure.


FERNLEY OPERATION

         The industrial mineral activities of the Company are conducted through its wholly owned subsidiary, CR Minerals Corporation. The Company produces and markets diatomite under the trade name of DiaFil and sells the product both by a distributor network as well as directly to customers. Diatomite or diatomaceous earth consists of siliceous skeletal remains of single cell aquatic plants. The unique properties of diatomite allow it to be used in a wide variety of applications. The main characteristics of diatomite that are important to its use in industrial products are unique structure, large surface area, high absorption of liquids, mild abrasive qualities, low bulk density, low thermal conductivity, chemical inertness, high silica content, and low impurities. Diatomite is used to manufacture a broad variety of industrial materials, such as paints, plastics, asphalt coatings, insecticides, fertilizers, and polishes. In addition, the Company has undertaken research as to the uses of diatomite in poultry and livestock feed. The Company has developed a wide range of diatomite products. These products are differentiated based on particle size distribution, which yields different physical properties.

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

         CR Minerals conducts mining and hauling with its own equipment and staff. The diatomaceous earth ore is mined from an open-pit and hauled by truck approximately 15 miles to the diatomite plant in Fernley, Nevada. Initially the diatomite is crushed to aggregate size, and then simultaneously milled and dried in a high volume stream of hot air. The dried diatomite is collected in cyclones for subsequent size classification by mechanical means or air classification. The coarser and denser accessory minerals are removed, and the diatomite particles can then be segregated by size fraction. Generally, the finer the size fraction, the higher the value. The processing facility has a capacity of 40,000 tons per year of processed diatomite and can load finished product in bulk rail cars, bulk bags, or standard 50 and 55 pound bags which can be shipped by rail, truck, and as ocean cargo. The processing facility has been in operation since the 1950's. Since acquisition in 1987, the Company has made capital improvements including additional air classification equipment, storage bins, bulk bag loading facilities, new laboratory and warehouse facilities. Ample diatomite reserves exist for over 25 years' production at near capacity rates.

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

         Mining is currently being conducted on private land owned by the Company. Patent applications were filed in 1993 for claims that contain additional diatomite deposits. Patents have not yet been issued. The land on which the processing facility is located is leased from the Southern Pacific Railroad, but the facilities are owned by the Company. This lease expires in September 2007 and requires monthly payments of $1,080.


SANTA FE OPERATION

         In mid 1996, CR Minerals Corporation acquired a pumice and volcanic glass processing plant from American Pumice Company. This production facility is located in Santa Fe, New Mexico. Ore is purchased from two separate sources and hauled by truck to the plant site where it is stockpiled for processing. The ore is dried, milled and classified into various products by size fraction. Finished product can be shipped from the plant by bulk rail cars, bulk bags or 50 pound bags. The plant is currently being upgraded with the addition of a new drying system, a new primary grinding system, new air classification system as well as other new equipment to enhance productivity and ensure quality control.

         Pumice is formed when gases are released from molten rock to generate a froth that cools and solidifies as rock. Rapid cooling forms a rock that is non-crystalline in nature (volcanic glass) and frequently contains bubbles or vesicles which range in size from a few thousandth of a millimeter to over a centimeter. Pumice is dominantly non-crystalline silica with a low density that has numerous industrial applications.

         The Company produces two main product lines at the Santa Fe facilities. Coarser-grained pumice products are sold into the abrasives and filler markets. Pumice sold in these markets is marketed under the trade name of Navajo Brand. Finer-grained volcanic glass products are sold under the trade name of SafSil. Because of the very low crystalline silica content of the SafSil products, the Company anticipates a marketing advantage for its products as a substitute for ground crystalline silica. The health hazards of crystalline silica are well established and as discussed above in the section on the Fernley Operation, its link with cancer is a major health concern for long term exposure.

         Both Navajo Brand and SafSil are marketed through a distributor network as well as directly to customers. Sales of the products are both domestic and foreign with the administrative offices located in Golden, Colorado. The company's processing facility is subject to local, state, and federal laws and regulations. These laws and regulations primarily apply to air quality, plant emissions and zoning restrictions. The Santa Fe plant has been in operation since the early 1950's.

DEVELOPMENT PROPERTIES


SEVEN-UP PETE JOINT VENTURE

         General

         Through its wholly owned subsidiary, CR Montana Corporation, the Company owns a 27.75% interest in the Seven-Up Pete Venture (SPV) which includes the Seven-Up Pete gold deposit, the McDonald gold deposit, and the Keep Cool exploration property. Phelps Dodge Mining Company is the operator of the SPV.

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

         The Company, during 1996, funded its 27.75% share ($1.6 million) of the operating budget of the SPV. The Company will need to continue to contribute 27.75% of funds required for venture expenditures onward in order to maintain its current ownership interest in the venture.

         Geology and Exploration

                 McDonald Property

         During 1989 and 1990, exploration conducted on the McDonald property included geophysical and geochemical surveys, preliminary metallurgical testing, and drilling of 76 holes for a total of 41,331 feet. This early exploration drilling discovered a sizeable gold deposit. Drilling on the McDonald property, through the end of 1996, now totals 389,389 feet in 598 holes. Analysis of the drill data through the end of 1993 indicates that the McDonald deposit contains 8.2 million ounces of gold within 414.4 million tons of mineralized rock with an average grade of 0.020 ounce of gold per ton, using a cutoff grade of 0.008 ounce of gold per ton.

         The McDonald property is partially covered by a siliceous sinter deposited by an ancient hot spring system. The sinter overlies shallow dipping volcanic units which have been strongly fractured and mineralized. The gold mineralization occurs primarily in a favorable rhyolitic volcanic unit.

         In 1993 Davy International completed a Feasibility Study that indicates that 205.1 million tons of the McDonald deposit, with an average grade of 0.025 ounce of gold per ton and containing 5.2 million ounces of gold, can be mined economically in an open-pit, heap-leaching operation. The study indicates that mining and crushing of 121 million tons of ore above a 0.016 ounce of gold per ton cutoff grade (with an average grade of 0.034 ounce of gold per ton) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade ore (averaging 0.012 ounce of gold per ton) could, with an expected 72% recovery of the contained gold, produce approximately 300,000 ounces of gold per year over a 12-year mine life. The expected waste-to-ore ratio would be 2.1:1. Initial capital costs for the project, including pre-production stripping, are expected to be approximately $188 million. Operating costs, including royalty, severance and property taxes, and reclamation reserve, are expected to be approximately $231 per ounce of gold produced.

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

         In 1994 the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana Department of Environmental Quality (DEQ) in November, 1994. The DEQ declared the application complete in 1996 and is preparing an Environmental Impact Statement
(EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the US Army Corps of Engineers (COE) as co-lead agencies.

         The agencies hired experienced consulting firms to prepare the EIS. The consultants will complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies have completed "scoping" and are actively preparing the EIS. The SPV expects that permits for the project could be issued as early as the third quarter of 1998.

                 Seven-Up Pete Property

         Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the Seven-Up Pete property. By 1993, the total drilling on the property was 378 holes for 159,410 feet of drilling. A draft preliminary Feasibility Study was completed in early January, 1993, updating an earlier September, 1991 study.

         The January, 1993 Preliminary Feasibility Study for the Seven-Up Pete property considered the development of the Seven-Up Pete deposit as a satellite to the McDonald deposit. In this study, a revised estimate of the Seven-Up Pete deposit was calculated as a mineable reserve of 10.3 million tons at an average grade of 0.058 ounce of gold per ton. The SPV has determined that no additional work on the Seven-Up Pete property should be carried out at present and efforts should concentrate on the McDonald property.

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

         Environmental Regulation

         The McDonald deposit occurs on private and state lands. There are no federal lands involved in the Plan of Operations for the McDonald project. The Seven-Up Pete deposit occurs on patented mining claims within a U.S. National Forest. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on either property. There are no assurances that all needed permits will be issued nor that, in the event they are issued, such issuance will be timely, nor that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction and operation of the project.

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

         An Environmental Impact Statement (EIS) is currently being prepared by three co-lead agencies, DEQ, DNRC, and COE. This EIS will be used to support all of the major permit decisions. Agency decisions on the permits could be forthcoming by the third quarter of 1998. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur. In the 1996 elections, the Montana voters rejected an anti-mining initiative, thus removing a potential obstacle to development of the McDonald project.


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

BRIGGS/PANAMINT PROPERTIES

         Significant gold mineralization occurs within the Briggs claim block which extends for 12 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Gold Tooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. In 1991 considerable drilling was conducted on the Gold Tooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994 the WSA designation was removed from the entire claim block.

         Through 1996, exploration activity included drilling 103 reverse circulation holes in the Gold Tooth and North Briggs areas, immediately to the south and north of the Briggs ore body. The drilling resulted in partial delineation of mineralized rock containing 240,000 ounces of gold, with an average grade of 0.049 ounce of gold per ton, including, at Gold Tooth, a mineable reserve of 2.25 million tons with an average grade of 0.038 ounce of gold per ton, containing 84,600 ounces of gold. In late January, 1997, additional road building and drilling commenced to further explore and extend the mineralization at Gold Tooth and North Briggs. As of March 17, 1997, a total of 63 additional holes had been completed on the Gold Tooth area and 22 additional holes completed in the North Briggs area. Analysis of the drill samples is currently in progress.

         During 1996, detailed geologic mapping and geochemical sampling was conducted in the northern portion of the claim block in the Pleasant Canyon and Jackpot areas. Several areas have been identified as drill targets, and a reconnaissance drilling program has begun on three targets, as well as the Jackpot and Cecil R areas. Previous drilling at Cecil R had partially defined
2.2 million tons of mineralized rock containing 84,000 ounces of gold with an average grade of 0.038 ounce of gold per ton.

         During 1996, an aerial geophysical survey (magnetics and resistivity) was conducted across the entire claim block. Final interpreted results of this program were received in January, 1997, and are currently being reviewed to aid ongoing exploration.


MOUNTAIN VIEW PROPERTY

         The Mountain View project is located in the Deep Hole Mining District, approximately 15 miles northwest of Gerlach, in northwestern Nevada. In mid 1992, the Company entered into a joint venture with Independence Mining Company and also acquired additional claims in the area consolidating a major land position. The Company conducted an integrated exploration program, including geological, geochemical, geophysical, and drilling programs to evaluate the gold potential near the old Mountain View Mine and elsewhere across the property block. This program resulted in the discovery of a significant new gold mineralization zone on the south end of the property in late 1992.

         During 1993 and 1994, the Company continued the exploration program on the property, including drilling more than 75,000 feet in 117 reverse circulation and combined reverse circulation/core drill holes. Of the total drilling, 60,375 feet in 87 holes were concentrated in the discovery area on the south end of the property. The discovery area drilling has resulted in the identification and partial delineation of a deposit which contains an estimated
19.6 million tons of mineralized rock with an average grade of 0.027 ounce of gold per ton. The mineralized rock occurs beneath 100 to 600 feet of pediment gravel on the west side of the Granite Mountains range front fault.

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

         In July, 1995, the Company entered into an exploration agreement with Homestake Mining Company (HMC). HMC could earn a 51% interest in the Mountain View property by expenditures of $4 million prior to December 31, 1999, and completion of a feasibility study. An additional 9% interest could be acquired by HMC by funding all development costs through to production.

         During 1995, HMC expended $738,412 on the property, primarily in the drilling of 22 reverse circulation and 4 core holes. Additional work consisted of geological mapping, sampling, petrography, age dating and geophysics. HMC's work confirmed the high-grade zone of the gold deposit previously discovered by Canyon and located several other gold-mineralized areas on the property. HMC also staked 130 new lode mining claims during 1995. Including the new claims, the Mountain View property consists of approximately 8,600 acres of mineral rights in leased and located unpatented lode claims, placer mining claims and 440 acres of leased fee land. The leased properties have minor advance royalty payments and a maximum of 4% net smelter return royalty.

         During 1996, HMC expended $555,000 on the Mountain View project. Work consisted of mapping, rock sampling, geophysical surveys, trenching and drilling. A total of 43 holes and 26,545 feet of reverse circulation drilling was completed in various new target areas in the central and western portions of the property. No new gold mineralized zones were encountered by 1996 drilling and HMC terminated the exploration agreement in November, 1996. The Company has been actively seeking a new joint-venture partner to continue exploration of the Mountain View project.


MONTANA PROPERTIES

         The Company owns approximately 900,000 acres of fee simple and fee mineral rights in western Montana. The fee mineral rights underlie surface rights owned by other parties. In March, 1995, the Company entered into an Exploration Agreement with Option to Acquire Title Agreement with BHP Minerals International Exploration Inc. (BHP) to explore the Company's 900,000 acre holding in western Montana. The Agreement allows BHP the option to acquire an undivided 50% ownership in the property as to gold and an undivided 51% ownership for all other minerals (except industrial minerals) by expending at least $2.5 million on the property over a six-year period and making payments of $25,000 per year to the Company. BHP also has the option to acquire an additional 1% ownership in gold properties by paying one million dollars to the Company.

         During 1995, BHP Minerals expended $200,870 on surface exploration and drilling on the Company's property. Eight drill holes totalling 2,960 feet were drilled on one prospect in the Garnet Range, generally with negative results. A large (1,200 square mile) stream sediment sampling program identified over 20 potential base and/or precious metal targets.

         During 1996, BHP expended $415,470 on exploration of the property, focusing primarily on regional reconnaissance. Three precious metals project areas were identified in the central portion of the property and are scheduled for detailed evaluation during 1997. Twenty unpatented lode mining claims were staked by BHP and were added to the exploration agreement. As a follow-up evaluation to base and precious metals target areas generated in 1995, extensive stream sediment sampling and reconnaissance was conducted in the northwest portion of the property. No specific project areas have been identified to date. However, surface work will continue in 1997. During 1996, one 1500 foot exploration drill hole was completed on a stratabound copper-silver occurrence. Results were discouraging and the target has been abandoned. BHP Minerals has a minimum expenditure requirement of $400,000 on the property for 1997.

         In October, 1995, the Company entered into a Mining Venture Agreement with Kennecott Exploration Company (Kennecott) to explore approximately 2,100 acres in the Lincoln Valley, adjacent to the Seven-Up Pete Joint Venture. Kennecott had the option to earn a 51% interest in and to the Company's holdings by expending $2,000,000 over 5 years.

         During 1995 and 1996, Kennecott expended $162,000 by conducting geologic mapping, rock and soil geochemical sampling and geophysical surveys on the Lincoln Valley properties. Several structural zones were identified along portions of which anomalous gold and indicator minerals were identified. Due to a major reorganization of its U.S. exploration efforts, Kennecott discontinued exploration of the property and terminated the agreement in August, 1996.

         The Company may seek a new joint-venture partner to continue exploration of the Lincoln Valley project.


LATIN AMERICAN EXPLORATION

         GENERAL

         In 1996 the Company concentrated its exploration activities in Brazil, Argentina, and Panama.

         ARGENTINA

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

         In February, 1996, CR International Corporation (CRIC), a wholly owned subsidiary of the Company, entered into an exploration agreement with Phelps Dodge Exploration de Argentina, S.A. (PDA), a wholly owned subsidiary of Phelps Dodge Corporation, on five CRIC properties in Chubut and Santa Cruz Provinces. By funding $3.9 million in exploration expenditures over a six-year period, PDA could earn a 50% interest in the properties.

         In April, 1996, PDA terminated their interest in the four CRIC properties in Santa Cruz Province but continued to explore on the 724 square kilometer Arroyo Cascada property in Chubut Province. PDA conducted soil geochemical sampling, geologic mapping, induced polarization geophysical surveying and drilled five holes totalling 1024 meters at Arroyo Cascada during 1996. In 1996 PDA expended $383,638 on the Arroyo Cascada property. In February, 1997, PDA notified CRIC that it was terminating the exploration agreement. The Company is currently evaluating the PDA results at Arroyo Cascada to decide on future plans for the property. The Arroyo Cascada property contains strongly anomalous gold values in rocks, soils, and stream-sediments within an altered volcanic pile, suggestive of a buried porphyry system with potential for both gold and copper.

         The Santa Cruz properties contain gold-bearing quartz veins and stockworks in volcanic rocks, similar to the nearby multimillion ounce Cerro Vanguardia gold deposit. The Company is actively seeking a joint venture partner to fund exploration on the Santa Cruz properties.

         BRAZIL

         During 1996, the Company's eight mineral concessions (alvaras) were granted, comprising approximately 60,000 hectares in the Rio Maria area of Para State in Brazil. The Company's wholly owned Brazilian subsidiary, Canyon Mineraceo do Brasil Ltda., had acquired the rights to these properties from a Brazilian gold mining company, Mineraceo Vale das Andorinhas Ltda., in 1995. Under the terms of the acquisition, the Company is obligated to make annual payments which escalate to a maximum of $25,000 per alvara and to pay a royalty of 4.25% gross production, from which will be deducted State taxes and certain other payments which may become due. Gold has been produced by informal miners from alluvial and bedrock gold deposits within and adjacent to the Company's properties. The geology of the Company's properties comprises a folded and sheared greenstone volcano-sedimentary sequence, defining a geologic setting similar to that of some multi-million ounce gold deposits in the region.

         Work on this project during 1996 was aimed at follow-up of reconnaissance gold stream sediment anomalies identified during the 1995 field season. The 1996 program of detailed stream sediment sampling and grid geologic mapping and soil sampling defined five target areas comprising favorable geology and geochemical anomalies in rock and/or soil. Each target area measures several kilometers in strike length by one-half to more than one kilometer in width. A preliminary trenching program was initiated at the end of the field season to test the soil gold anomalies. The Company expended $1,241,840 on the Rio Maria project in 1996. Work during 1997 is planned to consist of additional trenching and infill sampling of anomalies with the expectation of defining specific drill targets by mid-year. An airborne geophysical program is also planned. The Company is actively seeking a joint-venture partner to fund continuing work at Rio Maria.

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

         Energold has, since acquiring the Option Agreement, been conducting exploration activities on several of the MH exploration concessions and on other areas in the Dominican Republic. Energold completed three core holes on the El Higo Exploration Concession in 1995 and, through January 1996, had completed five additional core drill holes on the adjacent Los Pedregones Concession. Drilling was halted at El Higo in September, 1995 due to environmental concerns expressed to the government Forestry Service by outside parties opposed to the project. Energold, at the request of the government, has conducted an environmental baseline assessment of the exploration work, which indicates that the environment will not be endangered by the work program.

         In the fall of 1996, permission to continue drilling at El Higo was granted and the program recommenced. Thirty-three diamond drill holes of a planned 50 hole program were completed by the end of 1996.

         In October, 1996, Energold entered into a farm-out agreement with Impact Minerals Inc. whereby Impact can earn a 60% interest in the Majagual Concession by delivering 100,000 treasury shares to Energold and spending C$1,250,000 on the property over a 4 year period. The agreement protects the interest of MH and will revert to MH should Energold fail to perform under the Option Agreement.

         PANAMA

         The Company's wholly owned subsidiary Canyon de Panama, S.A. was formally granted the 10,594 hectare San Pedrito Concession in August, 1995.
The concession is located in central Panama about 150 kilometers west of Panama City. The San Pedrito property covers most of the area between the Santa Rosa open-pit, heap-leach gold mine (over one million ounces of gold) and a smaller underground mine at Remance. Geologic mapping and geochemical sampling by the Company on the property have identified gold-bearing alteration zones in andesitic volcanic rocks. The geologic environment is similar to that at Santa Rosa.

         Work during 1996 consisted of detailed geologic mapping and geochemical sampling over a several square kilometer anomaly defined during the 1995 program. This additional work has defined a coherent gold in soil and rock anomaly associated with a hydrothermally altered zone.

         Work planned for 1997 in the area of anomalous gold will be trenching followed by drilling. The Company is actively seeking a joint-venture partner to continue the work at San Pedrito.


AFRICA EXPLORATION

         GENERAL

         In February, 1994, the Company entered into an agreement with Africa Mineral Resource Specialists Inc. (AMRS), a Colorado corporation, whereby the Company would finance the exploration and acquisition of precious metal properties in Africa and the AMRS staff would conduct certain exploration/acquisition activities under the direction of the Company. To conduct the business activities in Africa, a subsidiary company, Canyon Resources Africa Ltd. (CRAL) was formed - of which the Company owns 90% and AMRS owns 10%.

         CRAL is concentrating exploration efforts in Ethiopia and Tanzania, while also evaluating property specific opportunities elsewhere in Africa. CRAL has acquired one property each in Zimbabwe and Burkina Faso.

         ETHIOPIA

         On September 6, 1995, CRAL and the Ministry of Mines signed a three-year Exploration License, renewable for two additional one-year terms on the 60 square kilometer Megado-Serdo area. The Megado Serdo Exploration License requires that CRAL spend at least $500,000 and complete an approved work program during the first year. The second year expenditure requirement on an approved work program is $750,000.

         The Megado-Serdo area is within a greenstone belt of metamorphic rocks of Proterozoic age. The property is located 10-15 kilometers southwest of the large Lega Dembi gold mine owned and operated by the Ethiopian Government Mining Corporation. Government workers have conducted considerable exploration work and have identified several areas of gold mineralization associated with quartz veins within favorable schist horizons on the Megado-Serdo property and have conducted trenching and limited drilling. Most of the streams draining the Megado-Serdo area have had considerable placer mining activity. CRAL commenced a detailed review and compilation of prior government work at Megado Serdo in September, 1995, and conducted preliminary site studies in December, 1995.

         Field work at Megado-Serdo during 1996 included building of access road, line cutting, geochemical soil grid sampling of the entire license, geological mapping and trenching. By year-end, 3,678 soil samples and 1,429 trench samples had been collected. In-fill sampling in gold anomalous areas also commenced. In February, 1997, an induced polarization geophysical program commenced on three strong geochemical trends. Diamond core drilling also commenced in February, 1997, on a planned 10 hole, 2000 meter initial program. First license year expenditures exceeded the $500,000 minimum requirement.

         In August 1994, CRAL also applied for an Exploration License on the 108 square kilometer Meleka-Abeba area located about 50 kilometers north of the Lega Dembi mine in the northern end of the Adola Gold Belt. Stream sediment geochemistry conducted by the government has identified numerous concentrations of anomalous gold which have not been followed-up to date. Some artisanal placer mining has recently been conducted within the application area. On March 26, 1996, the Meleka-Abeba Exploration License was issued. Terms of the license require the expenditure of at least $250,000 and completion of an approved work program during the first year.

         Field work at Meleka-Abeba has included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. The stream sediment sampling has greatly expanded the area of anomalous gold in streams identified earlier by government workers. CRAL anticipates that expenditure at Meleka-Abeba will exceed the $250,000 minimum prior to the March 26,1 997 end of the first year. A commitment has been made to continue into the second year of exploration which requires $400,000 expenditure minimum and completion of an approved work program.

         CRAL has also applied for an Exploration License on the 1,700 square kilometer Adi Dairo-Adi Hageray area located in Tigray Province of northern Ethiopia just south of the border with Eritrea. The region is underlain by Proterozoic greenstone rocks and has had recent artisanal mining of both placer and lode gold occurrences. At the end of 1996, the Ministry of Mines of Ethiopia indicated that they do not plan to issue CRAL an Exploration License on Adi Dairo - Adi Hageray.

         On February 6, 1996, CRAL entered into a joint venture agreement with JCI Limited (JCI), a large South African mining company, to finance gold exploration on CRAL's Exploration Licenses and license applications in Ethiopia. By funding $4.5 million in exploration expenditures on three licenses, JCI would earn a 51% joint venture interest. If, as indicated in the paragraph above, the Ministry of Mines rejects CRAL's Adi Dairo - Adi Hageray license application, the JCI earn-in requirement will be reduced to $3.0 million on two exploration licenses.

         CRAL will be the manager of the joint venture through the exploration financing and JCI earn-in of its 51% interest. Thereafter, JCI will be the joint venture manager. JCI has the optional right to increase its ownership to 65% of any particular license by financing the lesser of an additional $4.5 million of expenditures or a bankable feasibility study on that license.

         The joint venture agreement with JCI also contemplates ongoing reconnaissance exploration activity by CRAL, throughout Ethiopia. CRAL can bring exploration ideas to JCI, and if accepted, JCI will fund all cost of such programs though issuance of a mineral license to earn a 51% joint venture interest in the project. Two such programs are currently active.

         In October, 1996, an application was submitted by the CRAL-JCI joint venture for a Mineral Prospecting License in the Tendaho Graben area covering 1100 square kilometers. A Mineral Prospecting

License is valid for one year after which period, portions of the area may be converted to Exploration Licenses. The joint venture has committed to spend a minimum of $50,000 during the one year period. CRAL anticipates that the Tendaho Graben Prospecting License will be issued by the Ministry of Mines during the second quarter of 1997. Once the license is issued, CRAL will be required to fund 49% of the costs.

         During 1996, CRAL and JCI expended $1,073,950 on the various Ethiopian licenses and exploration activities.

         ZIMBABWE

         In September, 1995, CRAL was granted Exclusive Prospecting Order (EPO) #1005 covering an area of approximately 234 square kilometers to the east of the town of Chegutu in north-central Zimbabwe. There has been recorded gold production of more than 200,000 ounces from numerous small mines and prospects within the EPO. In addition, there has been considerable unrecorded production by artisanal miners and ancient mining by indigenous peoples. Numerous small parcels within the EPO are held by others which represent earlier filed claims, mainly in the areas of past production.

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

         CRAL has completed a review of the known information on geology, land ownership, past production and claimholders of record. In 1996 CRAL conducted orientation geochemical studies within the EPO as well as geological and geochemical evaluation of several of the inholding claims through option agreements with the owners. In February, 1997, CRAL, signed a Heads of Agreement with Cambrian Resources, N.L. (Cambrian), an Australian mining company. Under the terms of the agreement Cambrian can earn a 40% interest in the property by spending $240,000 on exploration over the next seven months. Cambrian can increase their ownership to 55% by spending an additional $240,000 by December 30, 1999.


TITLE TO PROPERTY

         U.S. MINERAL PROPERTIES

         The Company's U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company.
Many of the Company's mining properties which are in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992, and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a rental fee of $100 per claim per year for each assessment year instead of performing assessment work. State law may, in some instances, still require performance of assessment work.

         The present status of the Company's unpatented mining claims located on public lands of the U.S. allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. The Company remains at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims.

         Because the Company believes that it has established the existence of valuable mineral deposits in certain of its properties, and has maintained and improved the claims in the manner required by law, it has sought to enhance its rights in those properties by seeking issuance of mineral patents. In July of 1992, the Company caused four applications for mineral patent for the 20 lode mining claims comprising the then-known ore reserves at the Briggs property to be filed with the Bureau of Land Management (BLM). However, due to administrative backlogs in the California State Office of the BLM, processing of those applications has not proceeded. On December 30, 1993, the Company caused five applications for mineral patent for the 15 placer mining claims which encompass known ore reserves on public lands for the diatomite operations conducted by the Company's subsidiary, CR Minerals, to be filed with the Nevada State Office of the BLM. Those applications have been processed to the point where the purchase price for the claims has been accepted.

         On October 1, 1994, while the above patent applications were pending, Congress imposed a moratorium on accepting and processing mineral patent applications within the Department of the Interior. Under the terms of the continuing statutory moratorium (as interpreted by the Secretary of the Interior), and solely as a result of the actions or inactions of the respective state offices prior to the time the moratorium became effective, the Secretary considers the California applications not to be exempt from the moratorium, and therefore will not allow them to be processed while the moratorium remains in effect, but the Nevada applications are considered exempt and should be adjudicated. The Company instituted litigation in the U.S. District Court for the District of Nevada to attempt to force the Secretary to construe all of the applications as exempt from the moratorium and to diligently process all of them, either by granting patents or by contesting the claims. However, the Court has declined to compel the Secretary to expedite processing of the applications. The Court's decision does not determine the validity of the claims, nor does it directly affect the Company's basic ability to conduct mining operations on the claims. The Company has no reason to believe that grounds exist for denial of any of the patents when and if they are ultimately adjudicated. However, there can be no assurance that such patents will be granted.

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or alter the provisions of the Mining Law of 1872. As of March 10, 1997, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three percent gross royalty (for example), assuming a gold price of $400 per ounce, would have a $12 per ounce impact on the Company's costs of production from unpatented mining claims.

         The Company supports reasonable, rational changes to the Mining Law of 1872 and is currently active in industry efforts to work with Congress to achieve responsible changes to mining law. Although the exact nature or timing of any mining law changes cannot be predicted, enactment of any federal mining law changes would not affect the Company's Kendall, McDonald, or Seven-Up Pete projects, or the CR Minerals diatomite property currently being mined, because these projects are not on federal lands. Other portions of CR Minerals diatomite project, the Briggs project, the Mountain View project, and certain other exploration properties, however, do occur on federal mining claims and could be materially affected by such legislation.

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

         Mineral Licenses generally have a land rental charge which varies from a few cents to several dollars per hectare per year and increases from Prospecting to Exploration to Mining Licenses. Some countries have no royalty provisions on production from Mining Licenses, whereas others will charge royalties varying from 1-5% of the value of the minerals produced. Several countries require a free carried interest in a mining operation at levels of 10-20% equity participation, although most countries in which the Company is working do not. A number of countries charge a tax of 10-20% on dividends which are remitted outside the country. Income tax rates vary from 30-40% in the countries in which the Company is working. In several countries the sole benefit, outside of land rental, that the country derives from Mining Licenses is through collection of income tax.


LEASED PROPERTY

         The Company leases approximately 7,100 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires March 31, 1998. Rent is presently $8,358 per month. The Company maintains storage and/or facilities in Golden, Colorado; Reno and Gerlach, Nevada; and Ridgecrest, California, on a month-to-month basis. CR Minerals maintains storage facilities in several states and leases land for its processing facilities in Fernley, Nevada, for $1,080 per month under a lease which expires September, 2007.


ITEM 3.  LEGAL PROCEEDINGS

CR BRIGGS MINE PERMITS

         The Bureau of Land Management (BLM) approved the Briggs Mine Plan of Operations on July 10, 1995. An appellant group including the Timbisha Shoshone Indian Tribe and Desert Citizens Against Pollution (collectively Appellants), alleging that the BLM made technical errors in the environmental review and public disclosure of the project, filed the following appeals regarding that decision: (1) a request to the Interior Board of Land Appeals
(IBLA) for a temporary stay of the BLM decision, (2) a request that the Secretary of the Interior take jurisdiction over the matter and (3) a request for a permanent stay of the BLM decision. These appeals have been decided in favor of the BLM and the Company as follows: (1) the IBLA issued a temporary stay on August 29, 1995, and subsequently removed that stay on October 23, 1995, (2) on March 13, 1996, the Office of the Solicitor of the Interior on behalf of the Secretary issued a decision refusing to take jurisdiction over the appeal, and (3) on June 18, 1996, the IBLA dismissed the appeal in a decision affirming that the BLM acted properly in issuing the mine permits.

         The Lahontan Regional Water Quality Control Board (Lahontan) in California issued a Waste Discharge Order to the Company for the Briggs Mine on July 14, 1995. On October 2, 1995, the Appellants petitioned the California State Water Resources Control Board requesting technical changes in the Waste Discharge Order and also requesting an increase in the financial assurance. On April 8, 1996, the State Water Resources Control Board staff, finding in favor of Lahontan (and the Company), dismissed the petition.

         On August 30, 1995, the Inyo County Board of Supervisors rejected Appellants' appeal of the July 12, 1995, approval of the Briggs Project by the Inyo County Planning Commission and unanimously approved the Mine Reclamation Plan for the Briggs Mine. The Appellants, alleging that Inyo County made technical errors in the environmental review and public disclosure of the project, filed the following appeals in California Superior Court: (1) a petition for a temporary restraining order, (2) a petition for preliminary injunction, and (3) a petition for Writ of Mandate. These petitions have been resolved in favor of the County and the Company as follows: (1) on January 17, 1996, the Court denied the petition for temporary restraining order, (2) on February 16, 1996, the Court denied the petition for preliminary injunction, and (3) on August 20, 1996, the Court denied the petition for Writ of Mandate. Appellants have appealed the Superior Court ruling to the California Court of Appeals. The Company enjoys good cooperation from the County in our vigorous defense against the various appeals. The Company believes that the remaining appeals will be resolved favorably.

         On December 23, 1996, Appellants filed another administrative appeal challenging the approval of a Plan of Operations for exploration within the Briggs claim block. That appeal is currently pending.

         On December 4, 1996, the Inyo County Planning Commission approved the Mine Reclamation Plan for the exploration within the Briggs claim block. Appellants appealed that decision to the Inyo County Board of Supervisors. On January 28, 1997, the Inyo County Board of Supervisors rejected Appellants' appeal and approved the Mine Reclamation Plan for the exploration within the Briggs claim block. On February 13, 1997, Appellants filed a petition for Writ of Mandate and complaint for injunctive relief in Inyo County Superior Court. On February 19, 1997, the Superior Court denied Appellants' request for a temporary restraining order. On April 17, 1997, the Superior Court will hear Appellants' motion for a preliminary injunction. The Company believes the motion for preliminary injunction will be denied and the petition for Writ of Mandate will be resolved favorably.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of security holders in the last quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low bid prices for the company's common stock and warrants (which traded on the NASDAQ National Market until expiration on April 12, 1996).



                              COMMON STOCK          WARRANTS
                              ------------          --------
                            High        Low       High      Low
                            ----        ---       ----      ---
        1996
 Fourth Quarter             $3.13       $2.31      -         -
 Third Quarter              $3.00       $2.38      -         -
 Second Quarter             $3.88       $2.69    $0.13     $0.03
 First Quarter              $3.63       $2.38    $0.50     $0.02

        1995
 Fourth Quarter             $2.56       $1.81     $0.25    $0.09
 Third Quarter              $2.75       $2.13     $0.28    $0.13
 Second Quarter             $2.44       $1.88     $0.38    $0.13
 First Quarter              $2.13       $1.50     $0.31    $0.16



         On March 10, 1997, the high and low prices for the Company's common stock were $3.38 and $3.19, respectively. These prices do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions. Price quotations were provided by NASDAQ through August 16, 1996. From August 19, AMEX provided quotes.

         As of March 10, 1997, there were approximately 1,363 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 3,000. As of March 10, 1997, there were 17 holders of record of registered, non-trading warrants to purchase common stock.

         As of March 10, 1997, there were outstanding; a) 37,538,138 shares of common stock; b) 2,317,167 warrants to purchase common stock; c) 2,190,000 employee and non-qualified stock options to purchase common stock.

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company in favor of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.



                                                                  DECEMBER 31,
                                                                  ------------
                                       1996            1995            1994            1993            1992
                                       ----            ----            ----            ----            ----
SUMMARY OF CONSOLIDATED
BALANCE SHEETS

Working Capital                    $  6,460,600     $26,323,200     $14,953,000      $19,301,600   $  1,846,700
Current Assets                       12,286,500      28,922,700      18,318,100       24,264,500      6,615,800
Total Assets                         84,384,300      72,424,200      52,187,600       53,235,700     29,143,500
Current Liabilities                   5,825,900       2,599,500       3,365,100        4,962,900      4,769,100
Long-term Obligations                30,117,800      49,754,200      23,468,900       22,846,300      2,550,400
Total Liabilities                    35,943,700      52,353,700      26,834,000       27,809,200      7,319,500
Common Stockholders' Equity          48,440,600      20,070,500      25,353,600       25,426,500     21,824,000

SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS

Sales                              $ 4,857,000       $9,006,600     $19,580,200      $19,879,600   $22,506,400
Income (Loss) Before
  Extraordinary Items               (7,114,900)(1)   (6,143,200)       (337,700)         920,700   (14,277,000)(2)
Net Income (Loss)                   (7,114,900)      (6,143,200)       (337,700)         920,700   (14,277,000)
Income (Loss) Per Share
  Before Extraordinary Items             (0.21)           (0.24)          (0.01)            0.04         (0.61)
Net Income (Loss) Per Share              (0.21)           (0.24)          (0.01)            0.04         (0.61)


        (1) Includes asset writedowns of $2,267,300 for certain exploration properties.

        (2) Includes asset writedowns of $14,075,400 for 1) Kendall Mine - $8,000,000; 2) Exploration Properties - $4,042,100; 3) Non-Compete Agreement - $2,033,300.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.


RESULTS OF OPERATIONS

         1996 COMPARED TO 1995

         The Company recorded a net loss of $7.1 million, or $0.21 per share, on revenues of $4.9 million in 1996, compared to a net loss of $6.1 million, or $0.24 per share, on revenues of $9.0 million in 1995. The 1996 results were principally impacted by lower gold production and the writedown of certain exploration properties.

         Gold production from residual leaching and final rinsing of spent ore in the heaps at the Kendall Mine in 1996 totaled 3,607 ounces, as the Kendall Mine went into reclamation. Gold production of 3,417 ounces and the corresponding proceeds during the 1996 commissioning phase of the Briggs Mine were credited against the mine's capitalized development costs. For the current year, the Company sold 3,269 ounces of gold and 2,308 ounces of silver at an average realized price of $392 per equivalent gold ounce. Comparable amounts in 1995 were 16,386 ounces of gold and 8,694 ounces of silver at an average price of $386 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold prices averaged $388 per ounce in 1996 and $385 per ounce in 1995. In 1996 revenue from the sales of industrial minerals products increased 34% and per ton prices increased 4% from the prior year.

         Cost of sales was $4.4 million in 1996 as compared to $7.4 million in 1995, reflecting lower production levels at the Kendall Mine. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including normal provisions for site restoration costs accrued on a units-of-production basis. During 1996, the Company recorded an additional charge of $1.4 million based on a fourth quarter update to the anticipated scope of work relating to water quality compliance and long term monitoring requirements.

         Depreciation, depletion, and amortization was lower during 1996 as the Company, during the prior year, reduced its carrying value to zero at the Kendall mine concurrently with adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a consequence of applying the provisions of SFAS 121, the Company recorded a fourth quarter 1995 impairment of $296,000.

         Exploration costs expensed in 1996 were $0.3 million as compared to $1.0 million in 1995 as the Company shifted its exploration efforts to specific properties rather than general reconnaissance work. In addition, the prior year includes costs associated with closing the Company's Mendoza, Argentina, office.

         Abandonments in the ordinary course of business were $0.2 million in 1996 as compared to $0.3 million in 1995. The Company wrote down its carrying value for certain exploration properties by $2.3 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself. There was no comparable charge for the prior year.

         Interest income was higher in 1996 due to higher cash balances. Interest expense was lower in 1996, as the Company redeemed for common stock its 6% Convertible Subordinated Notes in July, 1996.

         There was no current or deferred provision for income taxes during 1996 or 1995. Additionally, although the Company maintains significant net deferred tax assets, principally in the form of operating loss carry-forwards, the Company has not recorded a deferred tax credit in either 1996 or 1995 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost under APB 25, and has made the proforma disclosure requirements of SFAS 123.

         Inflation did not have a material impact on operations in 1996 or 1995. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

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

         Cost of sales was $7.4 million in 1995 as compared to $12.3 million in 1994. Cost of sales per ounce at Kendall in 1995 increased to $362 as compared to $238 in 1994 due to the lower production levels associated with cessation of mining of new ore. Included in cost of sales for 1995 and 1994 are all direct and indirect costs of mining, crushing, processing and overhead expenses of the Company's production operations, including normal provisions for reclamation of $0.8 million for each year. In addition, the Company recorded a fourth quarter 1995 charge for estimated site restoration at Kendall of $1.1 million as a consequence of reviewing and updating its anticipated scope of work to achieve mine closure.

         Depreciation, depletion, and amortization was lower during 1995 due principally to lower ounces sold from the Kendall Mine. Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Concurrent with adoption, the Company determined that its carrying value for property and equipment at the Kendall Mine was not recoverable, due principally to the maturing life of the mine (remaining economic life of one year) and the level of site restoration costs anticipated during the next two to three years to achieve mine closure. As estimated cash outflows exceeded estimated cash inflows, the Company reduced the carrying value to zero and recorded a fourth quarter 1995 impairment of $296,000.

         Selling, general and administrative expenses were $3.4 million in 1995 as compared to $3.0 million in 1994. The increase was due primarily to increased corporate activity for business development and to increased diatomite sales and corresponding support levels.

         Exploration costs expensed, almost entirely foreign related, decreased by $0.2 million to $1.0 million in 1995. During 1995, the Company closed its Mendoza, Argentina, office and focused principally on opportunities in Brazil and Africa.

         Abandonments of $0.3 million in 1995 were in the ordinary course of business, and related principally to properties in Latin America.

         Interest income was marginally lower in 1995, as higher yields partially offset the effects of lower cash balances. Interest expense was lower in 1995 as a gold loan was not outstanding for the full year. In addition, interest expense associated with the Company's Convertible Subordinate Notes declined due to voluntary conversions of $725,000 principal during the year.

         There was no current or deferred provision for income taxes during 1995 or 1994. Additionally, although the Company maintains significant net deferred tax assets, principally in the form of operating loss carry-forwards, the Company did not record a deferred tax credit in either 1995 or 1994 due to an assessment of the "more likely than not" realization criteria required by SFAS 109.

         Inflation did not have a material impact on operations in 1995 or 1994. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.


LIQUIDITY & CAPITAL RESOURCES

SUMMARY:

         The Company's cash and cash equivalents increased $2.3 million during 1996 to $4.2 million at year end. The increase was a result of cash outflows from operations of $8.1 million, $33.4 million of cash used in investing activities, and $43.8 million of cash provided by financing activities. The Company's restricted cash declined by $25.2 million during 1996 and was used for construction and development of the Briggs Mine.

OPERATING ACTIVITIES:

         Operations used $8.1 million of cash in 1996 as compared to using $2.4 million in 1995 and providing $2.4 million in 1994. The decreasing trend is principally a result of declining production and sales of gold from the Kendall Mine and, for the current year, additionally impacted by working capital requirements at the Briggs Mine. At December 31, 1996, there were approximately 24,965 recoverable ounces in-process at the Briggs Mine at a cost of $3.4 million.

INVESTING ACTIVITIES:

         Capital expenditures in 1996 totaled $33.5 million. Major components included $27.4 million for construction and development of the Briggs Mine (financed by drawings under a loan facility); $1.8 million for the acquisition of a pumice processing facility and subsequent capital improvements; $1.6 million for the Company's share of costs on the McDonald Project, principally relating to permitting; $1.5 million on foreign exploration properties; $0.5 million at the Company's diatomite operations, with the remaining amount spent on miscellaneous projects.

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

         Capital expenditures in 1994 totaled $6.8 million. Major components included $3.4 million at the Briggs property, principally related to environmental, metallurgical and engineering work; $1.0 million for the Company's share of costs on the McDonald project which principally related to engineering and environmental analyses to support the Plan of Operations and commencement of the permitting process; $0.5 million at the Kendall Mine, principally to construct a carbon adsorption plant to process lower grade solutions expected with the cessation of new ore mining; $0.3 million at the Company's diatomite operations; with the remaining amount associated with miscellaneous exploration projects and corporate activities.

FINANCING ACTIVITIES:

         On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Costs of approximately $1.3 million incurred in connection with obtaining the facility were also financed. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks; Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Ltd. and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal as dollar loans were drawn. Additionally, as a result of higher than anticipated construction costs and working capital needs, the Company contributed

$2.1 million toward the Mine's development in 1996, and expects to utilize the $4.0 million cost overrun facility during the fist half of 1997 to complete a first phase expansion of the heap leach pad. Average interest rates on the drawing for 1996 were: i) 4.10% on the $25.0 million gold loan and ii) 9.92 % on the $5.0 million cash loans. During 1995, weighted average interest rates
on the gold loan and dollar loan were 5.32% and 9.87%, respectively.   During
1996, interest payments of $1,387,500 were made utilizing proceeds from the drawings. Varying interest rate periods can be selected under terms of the facility. Repayment terms require quarterly installments over six years, commencing in 1997, which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. Within three years of project completion (approximately 4 months beyond construction completion and start-up) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the loan amounts. During 1996, the Company increased its recoverable reserves by approximately 67,000 ounces. As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1996, approximately 36% of the Briggs Mine production from current reserves was hedged through forward contracts totalling 185,100 ounces at prices ranging from $398 to $424 per ounce and put options totalling 19,500 ounces at a price of $380 per ounce.

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

         During the second quarter of 1996, the Company received proceeds of $3.0 million in connection with the exercise of various warrants to purchase common stock. The Company issued 878,100 shares of common stock as a result of the warrant exercises.

         On June 14, 1996, the Company gave notice to all holders of record that its 6% Convertible Subordinated Notes in the then aggregate principal amount of $21.1 million would be redeemed on July 12, 1996, by the issuance of common stock, at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption.

         In December, 1996, $0.5 million previously held as collateral for a bank Letter of Credit in connection with a first year work commitment was returned to the Company. During 1996, the Company's joint venture partner posted a replacement financial assurance of the obligation allowing the existing Letter of Credit to be cancelled.

         In connection with the issue of certain surety bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs mines, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such obligations. The Letter of Credit was renewed in 1996 and is currently scheduled to expire no earlier than December 31, 1997. At the bank's option, the Letter of Credit may be renewed for successive one-year periods. The Company has fully collateralized the Letter of Credit by depositing cash in the amount of $1,953,000 with the bank. This amount is included as restricted cash on the Company's balance sheet at December 31, 1996. Of the amount on deposit, $84,000 was funded in 1995 and $1,869,000 was funded in prior years in connection with a separate collateralized Letter of Credit only for the Kendall Mine.

         During 1994, the Company fully repaid a previous gold loan by delivering 6,393 ounces (monetized at $374.50 per ounce) to the lender. Because the gold price at the repayment dates was higher than the original monetized price, the Company recognized lower revenues and cash flow of $103,000 than it would have received if all gold were sold at spot market prices.

         In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $0.9 million and financed the purchase price over a three-year-period. Most of the equipment was transferred to the Briggs Mine in late 1995, some equipment was disposed of during 1995, and some equipment will remain at Kendall during final reclamation activity.

         At December 31, 1996, the Company's debt consisted of the following:
1) $30.0 million Briggs loan, and 2) $0.2 million on a mining equipment loan.

OUTLOOK:

Operations

         The Briggs Mine is expected to reach commercial production levels during the first quarter of 1997. Gold production of approximately 73,000 ounces is expected for 1997 at cash production costs of approximately $265 per ounce. A first phase leach pad expansion program of approximately $2.8 million is planned in the first half of 1997 and will be financed from drawings under the final $4.0 million tranche of the Briggs loan facility.

         The Company expects approximately 20% of its revenues in 1997 will be generated from sales of industrial minerals. Capital spending of $1.6 million is also anticipated for improvements to the New Mexico processing plant acquired in 1996 and to ongoing expenditures at the Nevada plant site.

         The Company expects to spend approximately $1.4 million on reclamation at Kendall during 1997, and a further $1.6 million beyond 1997 through mine closure. The Company has accrued the expected reclamation costs at December 31, 1996, based upon its current estimate.

         During 1997, the Company expects to contribute approximately $1.9 million to fund its share of expenditures for the McDonald Project, principally relating to ongoing permitting and support activities. The Company also plans a drilling program within its claim block in the Panamint Range near the Briggs Mine in 1997 at a cost of $1.5 million. Other exploration expenditures in 1997 from internal funds will be minimal as the Company will be seeking joint venture partner funding for its international properties.

Gold Prices and Hedging

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The Company's hedging program at Briggs consists of forwards and put options with approximately 36% of reserves hedged at an average price of $404 ounce. The Company has the opportunity to deliver all of its 1997 production at a hedged price of $401 per ounce. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with delivering physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates, thereby postponing delivery against forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate non-performance by such counterparties.

Environmental Regulation

         In 1995 the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one central agency, the new Department of Environmental Quality (DEQ). This agency will be responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald gold project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project.

         The Kendall Mine operates under permits granted by the DEQ. The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. Although the DEQ has approved the Company's plans with respect to soils and revegetation and drainage and sediment control, a water quality and long term monitoring plan has not been submitted for review. The outcome of the DEQ's review of such plan, which is expected to be submitted in 1997, may impact the Company's estimate of costs remaining to achieve mine closure.

         The U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation of the Briggs Mine. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Both bonds are subject to annual review and adjustment.

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

Federal Legislation

         In 1994 the United States Congress passed the California Desert Protection Act (CDPA), resolving surface management classifications for large portions of BLM managed lands in the desert areas of California. The passing of the CDPA released lands around the Briggs Mine for multiple use management, significantly reducing constraints on exploration and mine operations.

         Legislation has been introduced in prior sessions of the United States Congress to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1872. To date, no such legislation has been enacted. The timing and exact nature of any mining law changes cannot presently be predicted, however, the Company will continue its active role in industry efforts to work with Congress to achieve responsible changes to mining law. The Company is also continuing its present efforts to patent the Briggs and diatomite claims into private ownership in accordance with the provisions of currently applicable law.

Legal Actions

         Certain actions are pending with respect to permits issued for the Briggs Mine in California. In 1995 a local environmental group and the Timbisha Shoshone Tribe 1) appealed the Bureau of Land Management's decision to approve the Final Environmental Impact Statement and Plan of Operations, and 2) petitioned the Superior Court of Inyo County alleging violations of the California Environmental Quality Act and the Surface Mining and Reclamation Act. Both actions were subsequently dismissed by the relevant administrative and judicial bodies. The same group has appealed the Superior Court's decision which is now pending before the Fourth District Court of Appeal. The Company has vigorously defended its position in each of the proceedings and believes that all claims are without merit; however, there are no assurances regarding the outcome of these actions or the effects those outcomes might have on the Company's ability to operate the mine.

         Certain actions are also pending with respect to permits issued in 1996 for exploration within the Briggs claim block. The same group has 1) appealed the Bureau of Land Management's approval of a Plan of Operations for exploration, and 2) filed a petition for Writ of Mandate and complaint for injunctive relief in Inyo County Superior Court. The Company believes the administrative appeal, petition for Writ of Mandate, and motion for preliminary injunction will be resolved favorably.

Dividends

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company in favor of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.


ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . .    37
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .    38
Consolidated Statements of Operations . . . . . . . . . . . . . .    39
Consolidated Statement of Changes in Stockholders' Equity . . . .    40
Consolidated Statements of Cash Flows . . . . . . . . . . . . . .    41
Notes to Consolidated Financial Statements  . . . . . . . . . . . 43-58

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets as required by Statement of Financial Accounting Standards No. 121, in 1995.

/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Denver, Colorado

February 28, 1997, except for Note 17 as to which the date is March 24, 1997

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                           ------------
                                                                                        1996            1995
                                                                                    ------------    ------------
ASSETS

Cash and cash equivalents                                                           $  4,181,100    $  1,893,800
Restricted cash                                                                        2,557,500      25,212,600
Accounts receivable                                                                      574,300         586,300
Inventories                                                                            4,382,400         664,200
Prepaid and other assets                                                                 591,200         565,800
                                                                                    ------------    ------------
    Total current assets                                                              12,286,500      28,922,700
                                                                                    ------------    ------------

Property and equipment, at cost
   Mining claims and leases                                                           17,561,600      34,321,800
   Producing properties                                                               53,875,000       2,869,100
   Other                                                                                 898,200       2,692,600
                                                                                    ------------    ------------
                                                                                      72,334,800      39,883,500
   Accumulated depreciation and depletion                                             (1,995,200)     (1,359,100)
                                                                                    ------------    ------------
     Net property and equipment                                                       70,339,600      38,524,400
                                                                                    ------------    ------------

Other assets                                                                           1,758,200       4,977,100
                                                                                    ------------    ------------

     Total Assets                                                                   $ 84,384,300    $ 72,424,200
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  1,616,400    $    806,900
Notes payable  - current                                                               2,071,800         216,600
Accrued taxes, other than payroll and income                                             104,300         413,200
Accrued reclamation costs                                                              1,421,000         686,000
Other accrued liabilities                                                                612,400         476,800
                                                                                    ------------    ------------
    Total current liabilities                                                          5,825,900       2,599,500

Notes payable - long term                                                             28,125,000      47,371,800
Accrued reclamation costs                                                              1,584,000       2,026,000
Other noncurrent liabilities                                                             408,800         356,400
                                                                                    ------------    ------------
     Total Liabilities                                                                35,943,700      52,353,700
                                                                                    ------------    ------------

Commitments and contingencies (Notes 10 and 11)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing:  37,503,600 at December 31, 1996 and 25,793,300 at December 31, 1995        375,000         257,900
Capital in excess of par value                                                        81,440,400      46,072,500
Deficit                                                                              (33,374,800)    (26,259,900)
                                                                                    ------------    ------------
     Total Stockholders' Equity                                                       48,440,600      20,070,500
                                                                                    ------------    ------------

     Total Liabilities and Stockholders' Equity                                     $ 84,384,300    $ 72,424,200
                                                                                    ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended December 31,
                                                               ------------------------
                                                         1996            1995            1994
                                                     ------------    ------------    ------------
     REVENUE
Sales                                                $  4,857,000    $  9,006,600    $ 19,580,200
                                                     ------------    ------------    ------------

     EXPENSES
Cost of sales                                           4,356,900       7,393,600      12,307,300
Depreciation, depletion, and amortization                 262,300         723,100       2,118,000
Selling, general and administrative                     3,425,800       3,377,600       3,020,600
Exploration costs                                         307,800         991,700       1,158,400
Abandonments and impairments of mineral properties      2,425,800         302,300         101,400
Provision for site restoration                          1,398,800       1,087,300            --
Impairment of producing assets                               --           296,000            --
                                                     ------------    ------------    ------------

                                                       12,177,400      14,171,600      18,705,700
                                                     ------------    ------------    ------------

     OTHER INCOME (EXPENSE)
Interest income                                         1,095,500         570,000         652,200
Interest expense                                         (846,200)     (1,679,300)     (1,861,000)
Other                                                     (43,800)        131,100          (3,400)
                                                     ------------    ------------    ------------

                                                          205,500        (978,200)     (1,212,200)
                                                     ------------    ------------    ------------

Loss before income tax expense                         (7,114,900)     (6,143,200)       (337,700)

Provision for (benefit of) income taxes                      --              --              --
                                                     ------------    ------------    ------------

Net loss                                             ($ 7,114,900)   ($ 6,143,200)   ($   337,700)
                                                     ============    ============    ============


Net loss per share                                   ($      0.21)   ($      0.24)   ($      0.01)
                                                     ============    ============    ============

Weighted average shares outstanding                    33,275,500      25,696,800      25,470,400
                                                     ============    ============    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
        STOCKHOLDERS' EQUITY

For the years ended December 31, 1996, 1995, and 1994

                                                                 Capital       Retained
                                         Common Stock           in excess      Earnings
                                    Shares         Amount      of par value    (Deficit)
                                 ------------   ------------   ------------   ------------
Balances, December 31, 1993        25,318,100   $    253,200   $ 44,952,300   ($19,779,000)
                                 ------------   ------------   ------------   ------------

Exercise of stock options             150,000          1,500        163,300           --
Conversion of debenture                29,000            300         99,700
Net (loss)                               --             --             --         (337,700)
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1994        25,497,100        255,000     45,215,300    (20,116,700)

Issuance of stock                      61,600            600         99,400
Exercise of stock options              24,400            200         34,900           --
Conversion of debentures              210,200          2,100        722,900           --
Net (loss)                               --             --             --       (6,143,200)
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1995        25,793,300        257,900     46,072,500    (26,259,900)
                                 ------------   ------------   ------------   ------------

Issuance of stock and warrants      5,062,400         50,600     14,535,200
Exercise of stock options             272,900          2,700        319,700           --
Conversion of debentures              525,200          5,300      1,806,700           --
Redemption of debentures            5,849,800         58,500     18,706,300           --
Net (loss)                               --             --             --       (7,114,900)
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1996        37,503,600   $    375,000   $ 81,440,400   ($33,374,800)
                                 ============   ============   ============   ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                              1996           1995            1994
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                               ($ 7,114,900)   ($ 6,143,200)   ($   337,700)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation, depletion, and amortization                                262,300         723,100       2,118,000
     Amortization of financing costs                                          154,500         326,900         411,800
     Abandonments and impairments of  mineral properties                    2,425,800         302,300         101,400
     Provision for site restoration                                         1,398,800       1,087,300            --
     Impairment of producing assets                                              --           296,000            --
     Loss (gain) on disposal of equipment                                       4,000        (161,000)        (10,500)
     Other                                                                     23,300          81,300          27,300
     Changes in assets and liabilities,
       Decrease (increase) in receivables                                      91,100         (70,100)       (120,800)
       Decrease (increase) in inventories                                  (3,620,600)      1,766,200        (781,400)
       Decrease (increase) in prepaid and other assets                         18,900         (97,000)        264,300
       Increase (decrease) in accounts payable and accrued liabilities     (1,150,100)     (1,691,800)        575,100
       Increase (decrease) in other liabilities                              (613,600)      1,223,900         154,100
                                                                         ------------    ------------    ------------

      Total adjustments                                                    (1,005,600)      3,787,100       2,739,300
                                                                         ------------    ------------    ------------

      Net cash provided by (used in) operating activities                  (8,120,500)     (2,356,100)      2,401,600
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                     (33,458,400)     (8,080,800)     (6,810,500)
  Proceeds on asset dispositions                                               45,300         430,800         200,000
  Other                                                                        24,400          20,000         (72,500)
                                                                         ------------    ------------    ------------

     Net cash used in investing activities                                (33,388,700)     (7,630,000)     (6,683,000)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Issuance of stock                                                        14,505,100          35,100         174,200
  Debenture conversion cost                                                      --           (43,500)         (9,500)
  Payments on debt                                                           (216,600)       (386,400)     (2,447,100)
  Payments on capital lease obligations                                       (63,900)        (35,000)        (35,700)
  Proceeds from gold loan and restricted cash, net                         27,259,500       2,740,400            --
  Payments for debt issuance costs                                           (187,700)     (1,126,500)           --
  Receipts from (payments to) escrow account                                2,000,100      (2,000,300)           --
  Receipts from  (payments to) collateralize letters of credit                500,000        (584,000)       (286,800)
                                                                         ------------    ------------    ------------

     Net cash provided by (used in) financing activities                   43,796,500      (1,400,200)     (2,604,900)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                        2,287,300     (11,386,300)     (6,886,300)
Cash and cash equivalents, beginning of year                                1,893,800      13,280,100      20,166,400
                                                                         ------------    ------------    ------------

Cash and cash equivalents, end of year                                   $  4,181,100    $  1,893,800    $ 13,280,100
                                                                         ============    ============    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash flow information:

1.   The Company paid $2,247,200, $1,369,100, and $1,453,500 of interest during
     1996, 1995, and 1994, respectively. Of the total payments, capitalized interest during 1996, 1995, and 1994 was $1,449,600, $13,100, and $2,600,
     respectively.

2.   The Company paid no income taxes during 1996, 1995, and 1994.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $379,000, $48,600, and $55,600 were incurred for equipment in 1996, 1995, and 1994, respectively.

2.   Debentures in the principal amount of $1,812,000 were converted to

     525,200 shares of common stock and $19,363,000 of principal was redeemed by the Company into 5,849,800 shares of common stock during 1996. During 1995, $725,000 of principal was converted to 210,100 shares of common stock. During 1994, $100,000 in principal was converted to 29,000 shares of common stock.

3. The Company issued 150,000 shares of common stock which was valued at $403,100 in exchange for a royalty interest during 1996. During 1995, the Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for a joint venture interest.

4. During 1995, the Company transferred title to previously financed equipment back to the creditor for consideration equal to the unpaid balance of $56,500.

5.   The Company financed $899,900 of equipment purchases during 1994.

6. Certain stock options were exercised and paid for by tendering shares otherwise issuable in lieu of cash payment. Fair market value of the shares tendered was $101,200, $9,500, and $254,600 during 1996, 1995, and
     1994, respectively.




                 The accompanying notes are an integral part of these
                   consolidated financial statements.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS:

         Canyon Resources Corporation (the Company) is a United States based corporation involved in all phases of the mining business from exploration, permitting, developing, operating and final closure of mining projects. The Company has gold and industrial mineral production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals and industrial minerals) in the western United States and throughout Latin America and Africa. The principal market for the Company's precious metals products are European-based bullion trading concerns. The Company's industrial minerals products (diatomite and pumice) are differentiated based on particle size distribution and sold through a distributor network in the United States, Canada and internationally to the paint, plastics, asphalt coatings, and filler markets. Direct sales of diatomite are also made to agricultural markets as an insecticide.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:   The consolidated financial statements of the Company include the accounts of Canyon and its wholly owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon de Panama, S.A.; CR Brazil Corporation; and its 90% owned subsidiaries:
Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. The Company applies equity accounting principles for its 40% ownership in Minera Hispaniola, S.A., a foreign corporation, and proportionately consolidates its interests in undivided interest joint ventures. All intercompany balances and transactions have been eliminated.

Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS:     Cash and cash equivalents include amounts which
are readily convertible into cash and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 1996 and 1995, a significant portion of its cash in two financial institutions.

RESTRICTED CASH:      Cash held as collateral for letters of credit is
classified based on the expected expiration of such facilities. Cash held in trust and restricted to specific uses is classified based on the expected timing of such disbursements. See Note 7.

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

The Company regularly evaluates its exploration properties with respect to the potential for economic mineralization and will joint venture, market to other companies, and abandon properties in the ordinary course of business.

Costs associated with producing properties are charged to operations using the units-of-production method based on estimated recoverable reserves.

PROPERTY AND EQUIPMENT:     Gold production facilities and equipment are stated
at cost and are depleted over the estimated proven and probable recoverable reserves of the related property. Industrial minerals production facilities and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to forty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of in 1995. SFAS 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows.

SITE RESTORATION:     Costs are estimated based primarily upon environmental
and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units of production method based upon proven and probable recoverable reserves. The accrual for site restoration is classified based on the timing of expected expenditures.

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

EARNINGS PER SHARE:     Earnings per share are based on the weighted average
number of common shares outstanding during 1996, 1995, and 1994. Common share equivalents were not included in 1996, 1995 and 1994 because their effect would be antidilutive.

4.       INVENTORIES:

         Inventories consisted of the following at December 31:

                                          1996             1995
                                       ----------       ----------
    Gold-in-process (a)               $ 3,451,400        $ 389,200
    Industrial Minerals -
    in process (a)                        394,900          120,000
    Materials and supplies                536,100          155,000
                                      -----------        ---------
                                      $ 4,382,400        $ 664,200
                                      ===========        =========

(a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

5.       INCOME TAXES:

         The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Accounting Standards No.
109. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. The Company also has significant deferred tax assets in the form of operating loss carry forwards, however, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As the market, capital, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. During 1996, 1995, and 1994, the change in the valuation allowance was $3,263,100, $2,190,200, and $1,474,300, respectively, and was due primarily to increased operating loss carryforwards and changes in temporary differences.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.      INCOME TAXES, CONTINUED:

         Deferred tax assets and liabilities were comprised of the following at December 31, 1996, and December 31, 1995:


                                                  December 31, 1996      December 31, 1995
                                                  -----------------      -----------------
  DEFERRED TAX ASSETS
    Reserve for mine reclamation                      $  1,232,000           $  1,084,800

    Inventories                                             93,400                759,500
    Net Operating Loss Carryforwards                    18,061,600             14,580,800

    Other                                                  281,200                333,600
                                                      ------------           ------------
         Total Gross Deferred Tax Assets                19,668,200             16,758,700
    Valuation Allowance                                (15,823,700)           (12,560,600)
                                                      ------------           ------------
    Net Deferred Tax Assets                           $  3,844,500           $  4,198,100
                                                      ------------           ------------

  DEFERRED TAX LIABILITIES
    Net PP&E (writedowns, depreciation/depletion and
     exploration/development expenditures)            $ (3,844,500)          $ (4,198,100)
                                                      ------------           ------------

  NET DEFERRED INCOME TAX ASSET (LIABILITY)           $         --           $         --
                                                      ============           ============


         There was no current or deferred provision for income taxes for the years ended December 31, 1996, 1995, 1994. The current provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                                                         1996             1995              1994
                                                    ------------      ------------      ------------
Tax at Statutory Rate of 34%                        $ (2,419,100)     $ (2,063,200)     $   (114,800)
Net Operating Loss (With) Without Tax Benefit          2,419,100         2,063,200           114,800
Alternative Minimum Tax                                       --                --                --
                                                    ------------      ------------       -----------
                                                    $         --      $         --      $         --
                                                    ============      ============      ============


         At December 31, 1996, the Company had net operating loss carryforwards for regular tax purposes of approximately $46,471,800 and approximately $29,423,100 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 1999 through 2010.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 1996, $1,138,800 remains subject to Section 382 limitations.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                                   December 31,          December 31,
                                                       1996                 1995
                                                  -------------         -------------
  Briggs Loan  (a)                                 $ 30,000,000          $ 26,000,000
  6% Debentures  (b)                                        --             21,175,000
  Caterpillar Finance Note (c)                          196,800               413,400
                                                   ------------          ------------
                                                     30,196,800            47,588,400
  Current portion                                     2,071,800               216,600
                                                   ------------          ------------
  Notes Payable - Long Term                        $ 28,125,000          $ 47,371,800
                                                   ============          ============

(a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. Average interest rates on the drawings for 1996 were: i) 4.10% on the $25.0 million gold loan and ii) 9.92% on the $5.0 million cash loans. During 1995, weighted average interest rates on the gold loan and dollar loan were 5.32% and 9.87%, respectively. During 1996, interest payments of $1,387,500 were made utilizing proceeds from the drawings. Varying interest rate periods can be selected under the terms of the facility. Repayment terms require quarterly installments over six years, commencing in 1997 which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers. Within three years of project completion (as defined) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the loan amounts. During 1996, the Company increased its recoverable reserves by approximately 67,000 ounces. As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1996, approximately 36% of the Briggs Mine production from current reserves was hedged through forward contracts totalling 185,100 ounces at prices ranging from $398 to $424 per ounce and put options totalling 19,500 ounces at a price of $380 per ounce. Upon the occurrence and during a default (as defined) the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. The Company (through project completion) and CR Briggs Corporation are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.       NOTES PAYABLE, CONTINUED:

(b) On June 2, 1993, the Company sold $22.0 million of 6% Subordinated Convertible Notes (Notes) which were due June 1, 1998. The Notes were convertible at the option of the holder any time into common shares at the rate of $3.45 per share. On or after June 1, 1996, the Company could redeem the Notes by issuing common stock at a rate equal to 94% of the then trading common stock price at the time of redemption, or by payment in cash at par. On June 14, 1996, the Company gave notice to all holders of record that Notes in the then aggregate principal amount of $21,075,000 would be redeemed on July 12, 1996, by the issuance of common stock at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption. Prior to the call for redemption, $100,000 of principal was converted into 29,000 shares of common stock in 1996, $725,000 of principal was converted into 210,100 shares of common stock in 1995, and $100,000 of principal was converted into 29,000 shares of common stock in 1994. Interest payments in 1996, 1995, and 1994 totalled $764,600, $1,289,300, and $1,317,100, respectively.

(c) In August, 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services subsequently agreed to finance the purchase price over a three year period at a fixed interest rate of 9.5%. During 1996, the Company paid $30,000 of interest and reduced the principal balance by $216,600. During 1995, the Company paid $59,700 of interest and reduced the principal balance by $442,900, including a prepayment of $210,500 related to equipment which was sold because it was no longer needed. During 1994, the Company paid $14,100 of interest and reduced the principal balance by $57,600 in connection with the financing terms.

Maturities of notes payable are as follows for the next five years:

             1997                       $  2,071,800
             1998                          3,250,000
             1999                          4,000,000
             2000                          2,250,000
             2001                          6,000,000
             Thereafter*                  12,625,000
                                        ------------

                     Total              $ 30,196,800
                                        ============

         * Included in the amount is $5,000,000 which will be subject to varying prepayments equal to 30% of free cash flow from the Briggs Mine (as defined) after primary debt service.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.       RESTRICTED CASH:

         Restricted cash consisted of the following at December 31:

                                                                1996                1995
                                                                ----                ----
  Collateral for Letter of Credit (a)                        $ 1,953,000         $  1,953,000

  Collateral for Letter of Credit (b)                                 --              500,000

  Unexpended proceeds from loan drawing (c)                          100           23,259,600

  Unexpended proceeds from gold sales (d)                        604,200                   --

  Contingency account (e)                                            200            2,000,300
                                                             -----------         ------------
                                                             $ 2,557,500           27,712,900

                        1996        1995
                        ----     ---------
  Current portion       all      (a and c)                     2,557,500         $ 25,212,600
                                                             -----------         ------------
  Noncurrent portion    none     (b and e)                   $        --         $  2,500,300
                                                             ===========         ============


(a) In connection with the issuance of certain bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash. The Letter of Credit will expire no earlier than December 31, 1997. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

(b) In connection with a first year work commitment on an exploration property in Ethiopia, a bank Letter of Credit was provided in favor of the Ministry of Mines and Energy, Federal Democratic Republic of Ethiopia. The Letter of Credit, fully collateralized with cash, was originally scheduled to expire on January 6, 1997. During 1996, the Company's joint venture partner in Ethiopia posted a replacement financial assurance of the obligation allowing the existing Letter of Credit to be cancelled with a return of the collateral to the Company.

(c) As described in Note 6(a), the loan proceeds were restricted solely for the development of the Briggs Mine.

(d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

(e) As a condition precedent to securing a loan facility (see Note 6(a)), the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.       MINING CLAIMS AND LEASES:

         The carrying value of the Company's mining claims and leases consists of the following components at December 31, 1996 and 1995:

                                             December 31,
                                             ------------
                                       1996                 1995
                                   ------------         ------------
 Mining Property:                           (1)
   Briggs                          $      -             $ 17,973,200
   McDonald                           8,828,500            7,216,900
   Exploration Properties             8,733,100            9,131,700
                                   ------------         ------------
                                   $ 17,561,600         $ 34,321,800
                                   ============         ============

         (1) The Briggs Mine was in the commissioning phase as of December 31, 1996. Associated costs of $48,988,700 are included in Producing Properties on the Company's Balance Sheet as of December 31, 1996.

A feasibility study on the McDonald property indicates sufficient mineable reserves that, with subsequent development, would allow the Company to ultimately recover its carrying value at December 31, 1996. The results of exploration activities on the Company's exploration properties to date have not resulted in conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or sale of properties. The Company cannot presently determine the ultimate realizability of the carrying values of the exploration properties ($8,733,100 and $9,131,700 at December 31, 1996 and 1995, respectively) since the realization is dependent upon the discovery of reserves in commercial quantities and the subsequent development or sale of those reserves.

9.       ASSET IMPAIRMENT:

         In 1996 the Company wrote down its carrying value for certain exploration properties by $2.3 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself.

         Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Concurrent with adoption, the Company determined that its carrying value for property and equipment at the Kendall Mine was not recoverable, due principally to the maturing life of the mine (remaining economic life of one year) and the level of site restoration costs anticipated during the next several years to achieve mine closure. As estimated cash outflows exceed estimated cash inflows, the Company reduced the carrying value to zero, recorded a fourth quarter 1995 impairment of $296,000, and removed gross property and equipment costs and accumulated depreciation and depletion amounts from the Balance Sheet of $26,763,900 and $26,467,900, respectively, as of the adoption date.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.      LEASE COMMITMENTS:

         The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine, and vehicles used in its operations. At December 31, 1996, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

     1997         1998            1999           2000          2001        Thereafter       Total
 -----------   ----------     -----------    -----------    ----------     ----------    -----------
 $ 1,999,700   $1,915,100     $ 1,849,100    $ 1,848,600    $  181,500     $  73,400     $ 7,876,400

         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $143,600 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $177,300 in annual rental fees, however, this amount will vary as claims are added or dropped.
The Company has submitted patent applications for its Briggs and diatomite claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $157,500 annually.

         Lease costs, which excluded costs capitalized during the development stage of the Briggs Mine, included in cost of goods sold for the years ended December 31, 1996, 1995 and 1994 were $19,500; $85,600 and $1,013,000, respectively. Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 1996, 1995 and 1994, was $100,900; $121,200; and $107,900, respectively.

         Property and equipment includes equipment with a cost and accumulated amortization of $548,600 and $124,800, respectively, at December 31, 1996, and $143,500 and $46,200, respectively, at December 31, 1995, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

         1997                                              $   184,500
         1998                                                  137,700
         1999                                                  168,100
         2000                                                    5,600
         2001                                                      500
                                                            ----------
         Total                                                 496,400
         Less amounts representing interest                     72,700
                                                            ----------
         Present value of minimum lease payments               423,700
         Less current obligations                              142,900
                                                            ----------
         Long-term obligations under capital lease          $  280,800
                                                            ==========

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.     COMMITMENTS AND CONTINGENCIES:

         Certain actions are pending with respect to permits issued for the Briggs Mine in California. In 1995 a local environmental group and the Timbisha Shoshone Tribe 1) appealed the Bureau of Land Management's decision to approve the Final Environmental Impact Statement and Plan of Operations, and 2) petitioned the Superior Court of Inyo County alleging violations of the California Environmental Quality Act and the Surface Mining and Reclamation Act. Both actions were subsequently dismissed by the relevant administrative and judicial bodies. The same group has appealed the Superior Court's decision which is now pending before the Fourth District Court of Appeal.

         Certain actions are also pending with respect to permits issued in 1996 for exploration within the Briggs claim block. The same group has 1) appealed the Bureau of Land Management's approval of a Plan of Operations for exploration, and 2) filed a petition for Writ of Mandate and complaint for injunctive relief in Inyo County Superior Court. The Company believes the administrative appeal, petition for Writ of Mandate, and motion for preliminary injunction will be resolved favorably.

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

12.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

         The Company sold its gold and silver production predominately to one customer during 1996, 1995, and 1994. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customer would adversely affect the Company. Sales of industrial minerals were made to a diverse base of customers during 1996, 1995, and 1994.

         The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 6(a) in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

         The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels insured by the Federal Deposit Insurance Corporation. The Company considers the institutions to be financially strong
and does not consider the underlying risk to be significant.   To date, these
concentrations of credit risk have not had a significant effect on the Company's financial position or results of operations.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments at December 31, 1996, and December 31, 1995, are as follows:

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



13.      FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:


    AT DECEMBER 31                              1996                             1995
    --------------                              ----                             ----
                                       Carrying           Fair           Carrying         Fair
                                         Amount           Value           Amount          Value
                                      -----------      -----------    -------------    ------------
Cash and Cash Equivalents             $ 4,181,100      $ 4,181,100     $  1,893,800    $  1,893,800
Restricted Cash                       $ 2,557,500      $ 2,557,500     $ 27,712,900    $ 27,712,900
Long-term Investments                 $   313,700      $   413,200     $    353,700    $    432,600
Long-term Debt (1)                    $ 5,196,800      $ 5,196,800     $ 22,588,400    $ 19,200,400

         (1) Long-term debt excludes the carrying and fair value amounts for the Company's gold loan (see Note 6(a)) because the commodity based loan does not meet the criteria established for inclusion as a financial instrument.

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

LONG-TERM DEBT: Fair value estimate for convertible debentures at December 31, 1995, based on quoted market prices. Fair value estimate for other long-term debt based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

14.      STOCK OPTIONS:

         The Company adopted an Incentive Stock Option Plan on April 12, 1982, as amended (the Plan), whereby options to purchase shares of the Company's common stock may be granted to employees of the Company, including those who are also directors of the Company, or subsidiary corporations in which the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the market price of the Company's common stock at the date of grant for employees who own 10% or less of the total voting stock of the Company; and 110% of the market price of the Company's common stock at the date of grant for employees who own more than 10% of the Company's voting stock. Options become exercisable after the second anniversary of the date of the grant and can expire up to 10 years from the date of the grant.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      STOCK OPTIONS, CONTINUED:

         Incentive stock option activity during 1996, 1995, and 1994 was as follows:

                                 1996                          1995                           1994
                                 ----                          ----                           ----
                                      Weighted                       Weighted                      Weighted
                       Amount      Average Price      Amount      Average Price      Amount     Average Price
                       ------      -------------      ------      -------------      ------     -------------
Outstanding,
 beginning of year    1,965,500          $ 2.36        1,689,000        $ 2.54       1,455,000       $ 2.69

Granted                 348,500          $ 2.57          540,500        $ 2.14         422,000       $ 1.83

Exercised              (186,400)         $ 1.33          (23,500)       $ 1.50        (141,500)      $ 1.94

Forfeited              (122,600)         $ 2.27          (89,000)       $ 2.75         (46,500)      $ 2.60

Expired                    -                -           (151,500)       $ 3.50            -             -
                     -----------                     -----------                     ---------

Outstanding,
end of year            2,005,000         $ 2.50        1,965,500        $ 2.36       1,689,000       $ 2.54
                     ===========                     ===========                   ===========

Exercisable,
end of year            1,104,000         $ 2.62          963,500        $ 2.66         774,500       $ 2.37

         A summary of the outstanding incentive stock options as of December 31, 1996, follows:


        Range of           Amount          Weighted Average Remaining        Weighted Average
    Exercise Prices      Outstanding            Contractual Life              Exercise Price
    ---------------      -----------       --------------------------        ----------------
    $ 1.63 - $ 2.87       1,327,500                3.7 years                      $ 2.08

    $ 3.00 - $ 3.69         677,500                3.1 years                      $ 3.33

         At December 31, 1996, there were 685,486 shares reserved for future issuance under the Plan.

         On March 20, 1989, the Company's Board of Directors approved the adoption of a Non-Qualified Stock Option Plan (the Non-Qualified Plan). Under the Non-Qualified Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and its subsidiaries and affiliates, who are responsible for the Company's growth and profitability. The Non-Qualified Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Total options granted under the Non-Qualified Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company's common stock at the time the option is granted.

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

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      STOCK OPTIONS, CONTINUED:

         By vote of the Company's shareholders at the May 17, 1995, Annual Shareholders Meeting, the Company adopted a motion to award each non-employee Director options to purchase 10,000 shares of common stock each year during their tenure on the Board of Directors. Such stock option awards from the Non-Qualified Plan are made at an exercise price equal to the closing price of the Company's common stock one day prior to the Annual Shareholders Meeting. The non-employee Director grants are exercisable at any time between one and five years from the date of grant.

         Non-qualified stock option activity during 1996, 1995, and 1994 was as follows:

                                  1996                          1995                          1994
                                  ----                          ----                          ----
                                       Weighted                    Weighted                        Weighted
                         Amount     Average Price     Amount     Average Price       Amount     Average Price
                         ------     -------------     ------     -------------       ------     -------------

 Outstanding,
 beginning of year       335,000         $ 2.21       305,000         $ 2.26          360,000        $ 2.20

 Granted                  60,000         $ 3.31        60,000         $ 2.06           20,000        $ 2.19

 Exercised              (120,000)        $ 1.41        (5,000)        $ 1.88          (75,000)       $ 1.93

 Forfeitures             (15,000)        $ 3.69          -              -                -             -

 Expirations                -              -          (25,000)        $ 2.50             -             -
                       ----------                    ---------                      ----------

 Outstanding,
 end of year             260,000         $ 2.72       335,000         $ 2.21          305,000        $ 2.26
                       ==========                   =========                     ===========

 Exercisable,
 end of year             200,000         $ 2.54       275,000         $ 2.24          285,000        $ 2.26

         A summary of the outstanding non-qualified stock options as of December 31, 1996, follows:

       Range of          Amount          Weighted Average Remaining        Weighted Average
   Exercise Prices     Outstanding            Contractual Life              Exercise Price
   ---------------     -----------       --------------------------        ----------------
   $ 2.06 - $ 2.50        140,000              2.0 years                      $ 2.27

   $ 3.19 - $ 3.31        120,000              3.0 years                      $ 3.25

         At December 31, 1996, there were 228,357 shares reserved for future issuance under the Non-Qualified Plan.

         The Company measures compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. No compensation cost has been recognized in the financial statements as the exercise price of all option grants is at least equal to 100% of the market price of the

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      STOCK OPTIONS, CONTINUED:

Company's common stock at the date of grant. In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net loss and per share amounts would have been recorded:

                                     1996               1995
                                     ----               ----
   Net loss

        o  As reported            $ 7,114,900       $ 6,143,200
        o  Pro Forma              $ 7,401,800       $ 6,226,600

   Net loss per share

        o  As reported                 $ 0.21            $ 0.24
        o  Pro Forma                   $ 0.22            $ 0.24


         The weighted average fair value for options granted in 1996 and 1995 were $1.02 per share and $0.73 per share, respectively. The pro forma amounts were determined using the Black Scholes model with the following assumptions:

                                                    1996                1995
                                                    ----                ----
 Expected volatility                                73.7%               73.7%

 Expected option term

      o  Incentive Stock Options                   3 years             3 years
      o  Non-Qualified Stock Options               5 years             5 years

 Weighted average risk-free interest rate

      o  Incentive Stock Options                    5.8%                5.7%
      o  Non-Qualified Stock Options                6.6%                6.3%

 Forfeiture rate

      o  Incentive Stock Options                     15%                 15%
      o  Non-Qualified Stock Options                  -                   -

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.      WARRANTS:

         As a result of a private placement in March, 1996, warrants to purchase 2,017,167 shares of $0.01 par value common stock were sold. For each share of the Company's common stock purchased, the purchaser received one-half warrant. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor in connection with the private placement at the same terms and conditions.

         As a result of private placements during January, 1990, and March, 1992, warrants to purchase 3,943,600 shares of $.01 par value common stock were sold. In the 1990 private placement, for each four shares of the Company's common stock purchased, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $3.50 per share. In the 1992 private placement, for each two shares of the Company's common stock purchased, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $3.50 per share. All warrants were initially scheduled to expire on December 31, 1994, however, the Company extended the expiration date to April 12, 1996. During 1996, warrants to purchase 714,200 shares of common stock were exercised and 3,229,400 warrants expired unexercised.

         A warrant to purchase 200,000 shares of common stock at an exercise price of $2.875 per share, exercisable until December 31, 1994, was issued in connection with a gold loan obtained by the Company in May, 1993. One-half of the warrant was subsequently exercised in October, 1993. A replacement warrant was issued for the remaining 100,000 shares, the Company extended the scheduled expiration date to April 12, 1996, and the warrant was exercised prior to expiration.

16.      SITE RESTORATION COSTS:

         Reclamation at the Kendall Mine has been ongoing throughout the life of the operation and costs to date total $2.6 million. During 1996, the Company recorded an additional charge of $1.4 million based on a fourth quarter update to the anticipated scope of work relating to water quality compliance and long term monitoring requirements. The Company's estimate of total costs to achieve mine closure is $5.6 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. Although the DEQ has approved the Company's plans with respect to soils and revegetation and drainage and sediment control, a water quality and long term monitoring plan has not been submitted for review. The outcome of the DEQ's review of such plan, which is expected to be submitted in 1997, may impact the Company's estimate of costs remaining to achieve mine closure.

         The U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation of the Briggs Mine. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Both bonds are subject to annual review and adjustment.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.      SUBSEQUENT EVENTS:

         On March 19, 1997, the Company entered into an agreement to purchase the Cahuilla gold project, a gold-mineralized exploration property located in Imperial County, California, from Kennecott Exploration Company (Kennecott). Subject to certain conditions precedent to final closing of the transaction, the Company, upon closing (scheduled on or before August 29, 1997), will issue 100,000 shares of its common stock to Kennecott, and another 100,000 shares within 18 months. In addition, upon mine development, $10 per recoverable ounce of gold, not to exceed $20 million as determined by a Feasibility Study, will be payable in common shares of the Company at the then share price.

         On March 20, 1997, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one right (Right) for each outstanding share of the Company's common stock to shareholders of record at the close of business on April 15, 1997. The Rights will become exerciseable only if a third party, without the Company's prior consent, acquires shares representing 20 percent or more of the Company's common stock (Stock Acquisition Date) or announces a tender offer which would result in such ownership. Each Right, initially priced at $15.00, entitles the holder, when exerciseable, to purchase a number of shares of common stock equal to two times the Right's price divided by the then market price of the Company's common stock. The price payable, and the number of common shares issuable upon exercise are subject to adjustment from time to time in connection with certain events to prevent dilution. Until a Right is exercised, the holder will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends. The Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (payable in cash, common stock or other consideration) at any time until ten days following the Stock Acquisition Date. The Rights will expire at the close of business on March 20, 2007, unless earlier exercised or redeemed.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Company's certified public accountants during the past two years. There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a) Financial Statements (included in Part II of this Report):

       Report of Independent Accountants'

       Consolidated Balance Sheets - December 31, 1996 and 1995

       Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994

       Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

       Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

       Notes to Consolidated Financial Statements

(b) There were no Form 8-K reports filed during the last quarter of the period by this report.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 62 to 65. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
3.1              Certificate of Incorporation of the Company, as amended  (2)

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

4.4              Warrant Agreement dated January 26, 1990, by and between the Company and American Securities Transfer,
                 Inc.  (9)

4.5              Stock and Warrant Purchase Agreement, dated December 26, 1990, among the Company, Kennecott Exploration
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

4.9              Specimen Warrant Certificate

4.10             Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer,
                 Inc.

4.11             Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities
                 Transfer & Trust, Inc.

10.1             Canyon-Minex Joint Venture Agreement dated March 1, 1983, as amended, among the Company, Saranac
                 Minerals, EMK Resources II, Black Hawk Resources Corporation, and Atlantic Associates  (3)

10.2             Office Building Lease, dated August 10, 1992, as amended, between Denver West Office Building No. 51 and the Company  (14)

10.3             Canyon-Minex Joint Venture and Meridian Minerals Company Agreement dated March 23, 1988  (4)

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.4             Mining Venture Agreement between Recursos Canyon Dominicana, S.A. and Battle Mountain Gold Company
                 dated June 28, 1988  (5)

10.4.1           Letter Agreement dated February 16, 1992, among the Company, through its subsidiary Recursos Canyon
                 Dominicana, S.A., and Battle Mountain Gold Company (14)

10.5             Agreement between the Company, Meridian Minerals Company, and the Canyon-Minex Joint Venture dated
                 December 27, 1988  (6)

10.6             Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 27,
                 1989  (7)

10.6.1           Amendment to Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated
                 January 26, 1993 (14)

10.7             Option to Purchase Agreement, dated July 14, 1989, by and between Addwest Gold, Inc. and Western Energy
                 Company  (8)

10.8             Seven-Up Pete Venture Agreement between Addwest Gold, Inc. and Phelps Dodge Mining Company  (8)

10.9             Letter Agreement dated July 8, 1989, between Addwest Gold, Inc. and Phelps Dodge Mining Company  (8)

10.10            Purchase Agreement by and between the Company and Addington Resources, Inc. dated January 26, 1990  (9)

10.11            Gold Loan Agreement by and between the Company and Bankers Trust Company dated January 26, 1990  (9)

10.12            Net Smelter Return Royalty Deed from Addwest Gold, Inc. to Addington Resources, Inc. dated January 26,
                 1990  (9)

10.13            Covenant Not to Compete between Addwest Gold, Inc. and Addington Resources, Inc. dated January 26, 1990
                 (9)

10.14            Master Tax Lease between the Company and Caterpillar Financial Services Corporation dated June 15, 1990
                 (12)

10.15            Judith Mountains Memorandum of Understanding between the Canyon-Minex II Joint Venture and Cominco
                 American Resources, Inc. dated August 1, 1990  (12)

10.16            Farm-In Agreement, effective December 1, 1990, among Kennecott Exploration Company, Canyon Resources
                 Corporation, and CR Briggs Corporation  (11)

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.17            Consent, Subordination and Release Agreement, dated December 26, 1990, among Kennecott Exploration
                 Company, Canyon Resources Corporation, CR Briggs Corporation, CR Kendall Corporation, and CR Montana
                 Corporation  (11)

10.18            Amended and Restated Gold Loan and Letter of Credit Facility Agreement (without exhibits) by and between the Company and Mase Westpac Limited dated March 23, 1992  (13)

10.19            Amendment No. 1 to Amended and Restated Gold Loan and Letter of Credit Facility Agreement by and
                 between the Company and Mase Westpac Limited effective December 31, 1992  (14)

10.20            Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto, Gary
                 C. Huber and William W. Walker  (14)

10.21            Amended and Restated Credit Facility Agreement dated May 26, 1993, among N M Rothschild & Sons Limited,
                 Canyon Resources Corporation, CR Kendall Corporation, CR Briggs Corporation, CR Montana Corporation,
                 and CR Minerals Corporation  (15)

10.22            Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as
                 Agent  (16)

10.23            Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial
                 Services Corporation.  (16)

11.1*            Statement regarding computation of per share earnings

21.1*            Subsidiaries of the Registrant

23.1*            Consent of Coopers & Lybrand L.L.P.

23.2*            Consent of Kvaerner Metals (formerly Davy International)

23.3*            Consent of Roberts and Schaefer Company

23.4*            Consent of Mine Reserves Associates, Inc.

23.5*            Consent of Remy and Thomas

23.6*            Consent of Chamberlin & Associates

27*              Financial Data Schedule

* Filed herewith

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

(3)      Exhibit 10.1 is incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-
         18 (File No. 2-99249-D) declared effective by the Securities and Exchange Commission on November 8, 1985.

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

(16)     Exhibits 10.22 and 10.23 are incorporated by reference from the Company's Annual Report  on Form 10-K for the fiscal year ended December 31, 1995.

(17)     Exhibit 4.11 is incorporated by reference from the Company's Report on Form 8-K filed with the Securities and
         Exchange Commission on March 27, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        CANYON RESOURCES CORPORATION


Date:    March 20, 1997                 /s/ Richard H. De Voto
                                        ---------------------------------------
                                        Richard H. De Voto
                                        Principal Executive Officer


Date:    March 20, 1997                 /s/ Gary C. Huber
                                        ---------------------------------------
                                        Gary C. Huber
                                        Principal Financial and
                                        Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:    March 20, 1997                 /s/ Richard H. De Voto
                                        ---------------------------------------
                                        Richard H. De Voto, Director


Date:    March 20, 1997                 /s/ Gary C. Huber
                                        ---------------------------------------
                                        Gary C. Huber, Director


Date:    March 20, 1997                 /s/ William W. Walker
                                        ---------------------------------------
                                        William W. Walker, Director


Date:    March 20, 1997                 /s/ Leland O. Erdahl
                                        ---------------------------------------
                                        Leland O. Erdahl, Director


Date:    March 20, 1997                 /s/ George W. Holbrook, Jr.
                                        ---------------------------------------
                                        George W. Holbrook, Jr., Director


Date:    March 20, 1997                 /s/ Frank M. Monninger
                                        ---------------------------------------
                                        Frank M. Monninger, Director


Date:    March 20, 1997                 /s/ William C. Parks
                                        ---------------------------------------
                                        William C. Parks, Director

Date:    March 20, 1997                 /s/ Christopher M.T. Thompson
                                        ---------------------------------------
                                        Christopher M.T. Thompson, Director


Date:    March 20, 1997                 /s/ Robert L. Zerga
                                        ---------------------------------------
                                        Robert L. Zerga, Director

                                EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
3.1              Certificate of Incorporation of the Company, as amended  (2)

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

4.4              Warrant Agreement dated January 26, 1990, by and between the Company and American Securities Transfer,
                 Inc.  (9)

4.5              Stock and Warrant Purchase Agreement, dated December 26, 1990, among the Company, Kennecott Exploration
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

4.9              Specimen Warrant Certificate

4.10             Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer,
                 Inc.

4.11             Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities
                 Transfer & Trust, Inc.

10.1             Canyon-Minex Joint Venture Agreement dated March 1, 1983, as amended, among the Company, Saranac
                 Minerals, EMK Resources II, Black Hawk Resources Corporation, and Atlantic Associates  (3)

10.2             Office Building Lease, dated August 10, 1992, as amended, between Denver West Office Building No. 51 and the Company  (14)

10.3             Canyon-Minex Joint Venture and Meridian Minerals Company Agreement dated March 23, 1988  (4)

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.4             Mining Venture Agreement between Recursos Canyon Dominicana, S.A. and Battle Mountain Gold Company
                 dated June 28, 1988  (5)

10.4.1           Letter Agreement dated February 16, 1992, among the Company, through its subsidiary Recursos Canyon
                 Dominicana, S.A., and Battle Mountain Gold Company (14)

10.5             Agreement between the Company, Meridian Minerals Company, and the Canyon-Minex Joint Venture dated
                 December 27, 1988  (6)

10.6             Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated January 27,
                 1989  (7)

10.6.1           Amendment to Stock Purchase and Loan Agreement between the Company and VenturesTrident II, L.P., dated
                 January 26, 1993 (14)

10.7             Option to Purchase Agreement, dated July 14, 1989, by and between Addwest Gold, Inc. and Western Energy
                 Company  (8)

10.8             Seven-Up Pete Venture Agreement between Addwest Gold, Inc. and Phelps Dodge Mining Company  (8)

10.9             Letter Agreement dated July 8, 1989, between Addwest Gold, Inc. and Phelps Dodge Mining Company  (8)

10.10            Purchase Agreement by and between the Company and Addington Resources, Inc. dated January 26, 1990  (9)

10.11            Gold Loan Agreement by and between the Company and Bankers Trust Company dated January 26, 1990  (9)

10.12            Net Smelter Return Royalty Deed from Addwest Gold, Inc. to Addington Resources, Inc. dated January 26,
                 1990  (9)

10.13            Covenant Not to Compete between Addwest Gold, Inc. and Addington Resources, Inc. dated January 26, 1990
                 (9)

10.14            Master Tax Lease between the Company and Caterpillar Financial Services Corporation dated June 15, 1990
                 (12)

10.15            Judith Mountains Memorandum of Understanding between the Canyon-Minex II Joint Venture and Cominco
                 American Resources, Inc. dated August 1, 1990  (12)

10.16            Farm-In Agreement, effective December 1, 1990, among Kennecott Exploration Company, Canyon Resources
                 Corporation, and CR Briggs Corporation  (11)

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
10.17            Consent, Subordination and Release Agreement, dated December 26, 1990, among Kennecott Exploration
                 Company, Canyon Resources Corporation, CR Briggs Corporation, CR Kendall Corporation, and CR Montana
                 Corporation  (11)

10.18            Amended and Restated Gold Loan and Letter of Credit Facility Agreement (without exhibits) by and between the Company and Mase Westpac Limited dated March 23, 1992  (13)

10.19            Amendment No. 1 to Amended and Restated Gold Loan and Letter of Credit Facility Agreement by and
                 between the Company and Mase Westpac Limited effective December 31, 1992  (14)

10.20            Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto, Gary
                 C. Huber and William W. Walker  (14)

10.21            Amended and Restated Credit Facility Agreement dated May 26, 1993, among N M Rothschild & Sons Limited,
                 Canyon Resources Corporation, CR Kendall Corporation, CR Briggs Corporation, CR Montana Corporation,
                 and CR Minerals Corporation  (15)

10.22            Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as
                 Agent  (16)

10.23            Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial
                 Services Corporation.  (16)

11.1*            Statement regarding computation of per share earnings

21.1*            Subsidiaries of the Registrant

23.1*            Consent of Coopers & Lybrand L.L.P.

23.2*            Consent of Kvaerner Metals (formerly Davy International)

23.3*            Consent of Roberts and Schaefer Company

23.4*            Consent of Mine Reserves Associates, Inc.

23.5*            Consent of Remy and Thomas

23.6*            Consent of Chamberlin & Associates

27*              Financial Data Schedule

* Filed herewith

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

(3)      Exhibit 10.1 is incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-
         18 (File No. 2-99249-D) declared effective by the Securities and Exchange Commission on November 8, 1985.

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

(16)     Exhibits 10.22 and 10.23 are incorporated by reference from the Company's Annual Report  on Form 10-K for the fiscal year ended December 31, 1995.

(17)     Exhibit 4.11 is incorporated by reference from the Company's Report on Form 8-K filed with the Securities and
         Exchange Commission on March 27, 1997.