Form 10-Q
period 1997-03-31
CANYON RESOURCES CORP
filed 1997-05-14
CIK 739460

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

                                  -----------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the period ended March 31, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
              For the transition period from ________ to ________

                                  -----------

                         Commission file number 0-14329

                          CANYON RESOURCES CORPORATION

                            (a Delaware Corporation)


                I.R.S. Employer Identification Number 84-0800747


                      14142 Denver West Parkway, Suite 250
                                Golden, CO 80401
                                 (303) 278-8464



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require ments for the past 90 days. Yes X No
                                              ---  ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 37,605,488 shares of the Company's Common Stock were outstanding as of May 1, 1997.

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1996.


      Consolidated Balance Sheets....................................Page 3

      Consolidated Statements of Operations .........................Page 4

      Consolidated Statements of Cash Flows..........................Page 5-6

      Notes to Interim Consolidated Financial Statements.............Page 7-9


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ....................Page 10-11

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                       MARCH 31,           DECEMBER 31,
                                                                         1997                  1996
                                                                     ------------          ------------
ASSETS

Cash and cash equivalents                                            $  2,661,400          $  4,181,100
Restricted cash                                                         5,669,200             2,557,500
Accounts receivable                                                       959,600               574,300
Inventories                                                             4,700,100             4,382,400
Prepaid and other assets                                                  512,700               591,200
                                                                     ------------          ------------
     Total current assets                                              14,503,000            12,286,500
                                                                     ------------          ------------

Property and equipment, at cost
     Mining claims and leases                                          18,017,700            17,561,600
     Producing properties                                              55,943,000            53,875,000
     Other                                                                897,500               898,200
                                                                     ------------          ------------
                                                                       74,858,200            72,334,800
     Accumulated depreciation and depletion                            (2,646,900)           (1,995,200)
                                                                     ------------          ------------
       Net property and equipment                                      72,211,300            70,339,600
                                                                     ------------          ------------

Other assets                                                            1,741,600             1,758,200
                                                                     ------------          ------------

     Total Assets                                                    $ 88,455,900          $ 84,384,300
                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $  2,392,200          $  1,616,400
Notes payable - current                                                 3,256,900             2,071,800
Accrued taxes, other than payroll and income                               93,300               104,300
Accrued reclamation costs                                               1,114,500             1,421,000
Other accrued liabilities                                                 454,900               612,400
                                                                     ------------          ------------
     Total current liabilities                                          7,311,800             5,825,900

Notes payable - long term                                              30,882,500            28,125,000
Accrued reclamation costs                                               1,584,000             1,584,000
Other noncurrent liabilities                                              408,700               408,800
                                                                     ------------          ------------
     Total Liabilities                                                 40,187,000            35,943,700
                                                                     ------------          ------------

Commitments

Common stock ($.01 par value) 100,000,000 shares authorized;
  issued and outstanding: 37,580,500 at March 31, 1997, and
  37,503,600 at December 31, 1996                                         375,800               375,000
Capital in excess of par value                                         81,578,600            81,440,400
Deficit                                                               (33,685,500)          (33,374,800)
                                                                     ------------          ------------
     Total Stockholders' Equity                                        48,268,900            48,440,600
                                                                     ------------          ------------

     Total Liabilities and Stockholders' Equity                      $ 88,455,900          $ 84,384,300
                                                                     ============          ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                      THREE MONTHS ENDED MARCH 31,
                                                      1997                  1996
                                                  ------------          ------------
REVENUE

Sales                                             $  3,439,600          $  1,144,100
                                                  ------------          ------------

EXPENSES

Cost of sales                                        2,240,500               911,800
Depreciation, depletion, and amortization              571,500                60,300
Selling, general and administrative                    781,500               811,500
Exploration costs                                       70,600               129,500
                                                  ------------          ------------

                                                     3,664,100             1,913,100
                                                  ------------          ------------
OTHER INCOME (EXPENSE)

Interest income                                         64,000               332,400
Interest expense                                      (146,600)             (402,700)
Other                                                   (3,600)               11,100
                                                  ------------          ------------

                                                       (86,200)              (59,200)
                                                  ------------          ------------

Net loss                                          $   (310,700)         $   (828,200)
                                                  ============          ============

Net loss per share                                $      (0.01)         $      (0.03)
                                                  ============          ============

Weighted average shares outstanding                 37,538,400            27,272,000
                                                  ============          ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                1997                  1996
                                                                            ------------          ------------
Cash flows from operating activities:
  Net loss                                                                  $   (310,700)         $   (828,200)
                                                                            ------------          ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and depletion                                                   571,500                60,300
    Amortization of financing costs                                               17,700                72,000
    Other                                                                          3,500                    --
 Changes in assets and liabilities,
    (Increase) in receivables                                                   (388,200)              (88,400)
    (Increase) decrease in inventories                                          (317,700)                  300
    (Increase) decrease in prepaid and other assets                               77,400                (1,000)
    (Decrease) increase in accounts payable and accrued liabilities            1,444,900               (25,600)
    (Decrease) increase in other liabilities                                        (100)                3,800
    (Increase) in restricted cash                                             (1,486,300)                   --
                                                                            ------------          ------------

    Total adjustments                                                            (77,300)               21,400
                                                                            ------------          ------------

    Net cash used in operating activities                                       (388,000)             (806,800)
                                                                            ------------          ------------

Cash flows from investing activities:
  Purchases of property and equipment                                         (6,827,000)           (7,883,300)
  Proceeds from asset sales                                                          500                 5,300
  Proceeds from gold sales and restricted cash                                 3,894,100                    --
                                                                            ------------          ------------

    Net cash used in investing activities                                     (2,932,400)           (7,878,000)
                                                                            ------------          ------------

Cash flows from financing activities:
  Issuance of stock, net                                                         139,000            11,476,300
  Proceeds from loans and restricted cash, net                                 1,770,400             6,717,200
  Payments on debt                                                               (57,400)              (69,900)
  Payments for debt issuance costs                                               (13,300)              (61,200)
  Payment on capital lease obligations                                           (38,000)              (11,100)
  Payments to escrow account                                                          --               (19,100)
                                                                            ------------          ------------

    Net cash provided by financing activities                                  1,800,700            18,032,200
                                                                            ------------          ------------

Net increase (decrease) in cash and cash equivalents                          (1,519,700)            9,347,400
Cash and cash equivalents, beginning of year                                   4,181,100             1,893,800
                                                                            ------------          ------------

Cash and cash equivalents, end of period                                    $  2,661,400          $ 11,241,200
                                                                            ============          ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $374,500 of interest during the first three months of 1997, and $401,000 during the corresponding period of 1996. Of the total payments, capitalized interest during the first three months of 1997 and 1996 was $258,700 and $388,200, respectively.

2. The Company paid no income taxes during the first three months of 1997 and the corresponding period of 1996.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $156,000 in equipment through capital leases during the first three months of 1996.


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

2.   INTERIM RESULTS:

     The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1997, as the Briggs Mine attained commercial production levels during March, 1997.

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

4.   RESTRICTED CASH:

     Restricted cash consisted of the following:

===============================================================================
                                                 MARCH 31,         DECEMBER 31,
                                                    1997               1996
-------------------------------------------------------------------------------
Collateral for Letter of Credit (a)              $1,953,000         $1,953,000
Unexpended proceeds from loan drawing (b)         2,229,800                100
Unexpended proceeds from gold sales (c)           1,486,200            604,200
Contingency account (d)                                 200                200
                                                 ----------         ----------
                                                 $5,669,200         $2,557,500
Current portion                                   5,669,200          2,557,500
                                                 ----------         ----------
Noncurrent portion                               $       --         $       --
                                                 ==========         ==========
===============================================================================

     (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 1997. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

     (b) Loan proceeds are restricted solely for the development of the Briggs Mine.

     (c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

     (d) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

5.   INVENTORIES:

     Inventories consisted of the following at:

===============================================================================
                                                  MARCH 31,        DECEMBER 31,
                                                   1997               1996
-------------------------------------------------------------------------------
Gold-in-process (a)                            $3,864,200          $3,451,400
Industrial minerals - in process (a)              333,000             394,900
Materials and supplies                            502,900             536,100
                                               ----------          ----------
                                               $4,700,100          $4,382,400
                                               ==========          ==========
===============================================================================

     (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.   NOTES PAYABLE:

     Notes payable consisted of the following at:

===============================================================================
                                              MARCH 31,            DECEMBER 31,
                                                 1997                 1996
-------------------------------------------------------------------------------
Briggs Loan (a)                              $34,000,000           $30,000,000
Caterpillar Finance Note (b)                     139,400               196,800
                                             -----------           -----------
                                             $34,139,400           $30,196,800
Current portion                                3,256,900             2,071,800
                                             -----------           -----------
Notes Payable - Long Term                    $30,882,500           $28,125,000
                                             ===========           ===========
===============================================================================

     (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. Weighted average interest rates on the drawings during the first three months of 1997 were (i) 3.5% on the $25.0 million gold loan and (ii) 9.9% on the $9.0 million cash loans. For the comparable period in 1996, weighted average interest rates on the gold loan and dollar loans were 5.4% and 9.9%, respectively. Interest payments of $344,500 and $385,900 were made during the first three months of 1997 and 1996, respectively.

     (b) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the first three months of 1997, the Company paid $4,200 of interest and reduced the principal balance by $57,400. For the comparable period of 1996, the Company paid $12,300 of interest and reduced the principal balance by $69,900.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

RESULTS OF OPERATIONS

     The Company recorded a net loss of $310,700 on revenues of $3,439,600 for the three months ended March 31, 1997, compared to a net loss of $828,200 on revenues of $1,144,100 for the comparable period in 1996. The lower loss in the current period was principally impacted by lower interest expense and the attainment of commercial production at the Briggs Mine in March 1997.

     Gold production for the three months ended March 31, 1997, was 13,614 ounces. Proceeds realized from the sale of 8,150 ounces of gold during the first two months of 1997 were credited against capitalized development costs at the Briggs Mine. In March, 1997, the Briggs Mine attained commercial production levels, and the Company sold 5,600 ounces of gold at an average price of $403 per ounce. For the three months ended March 31, 1996, 1,000 ounces of gold and 600 ounces of silver were sold from the Kendall Mine at an average price of $405 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $353 and $400 per ounce for the three months ended March 31, 1997 and 1996, respectively. Revenue from the sales of industrial minerals products increased 60% and per ton prices increased 7% during the current period reflecting continued growth in diatomite sales and the effect of pumice/volcanic glass sales from a processing facility acquired in mid-1996.

     Cost of sales at Briggs was $249 per ounce during the current period. The prior period costs are not comparable as the Briggs Mine was in the construction and development stage and sales from the Kendall Mine were nominal. Depreciation, depletion and amortization was higher in the current period as the Briggs Mine attained commercial production levels.

     Interest income was lower in the current period due to lower cash balances. Interest expense was lower in the current period because the Company redeemed its 6% Convertible Notes in July, 1996.

LIQUIDITY & CAPITAL RESOURCES

     Net cash used in operating activities during the three months ended March 31, 1997 was $388,000, as compared to $806,800 used in operating activities for the same period in 1996. Cash and cash equivalents at March 31, 1997 was $2,661,400.

     The Company spent $2,932,400 net, on capital programs for the three months ended March 31, 1997, principally relating to final working capital requirements at the Briggs Mine, improvements to the industrial minerals business, drilling within the Panamint Range near the Briggs Mine, and funding the Company's share of costs on the McDonald Project.

         The Company borrowed the final $4.0 million tranche under its loan facility during March, 1997 to provide funding for a leach pad expansion phase scheduled for completion in mid-1997. Principal payments under the facility are scheduled to commence during the second quarter of 1997.

FULL YEAR OUTLOOK

     Gold production of approximately 73,000 ounces is expected for 1997 at cash production costs of approximately $265 per ounce. The Company has the opportunity to deliver all of its 1997 production at an average hedged price of $401 per ounce. Approximately 20% of the Company's revenues in 1997 are expected to be generated from sales of industrial minerals.

     The Company expects to spend approximately $5.0 million in 1997 on the following: i) $1.6 million for capital improvements at its industrial minerals facilities, ii) $1.9 million on the McDonald project, and iii) $1.5 million on drilling within its claim block in the Panamint Range near the Briggs Mine. In addition, approximately $1.4 million of reclamation activities will be undertaken at the Kendall Mine.

                           PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS:        ....................................   None

ITEM 2.   CHANGES IN SECURITIES:........................................   None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:..............................   None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:............   None

ITEM 5.   OTHER INFORMATION:        ....................................   None

ITEM 6(A) EXHIBITS:

          No. 11 - Calculation of primary and fully diluted income (loss) per share
          No. 27 - Financial Data Schedule

ITEM 6(B) REPORTS ON FORM 8-K:

          The Company filed a report on Form 8-K on March 21, 1997 in connection with the Board of Directors declaring a dividend distribution of one right (Right) for each outstanding share of the Company's $0.01 par value common stock to shareholders of record at the close of business on April 15, 1997. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Securities Transfer & Trust, Inc., as Rights Agent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CANYON RESOURCES CORPORATION



Date:    May 13, 1997                               /s/ RICHARD T. PHILLIPS
                                                    ---------------------------
                                                    Richard T. Phillips
                                                    Treasurer



Date:   May 13, 1997                                /s/ GARY C. HUBER
                                                    ---------------------------
                                                    Gary C. Huber
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