Form 10-Q
period 1997-06-30
CANYON RESOURCES CORP
filed 1997-08-14
CIK 739460

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

                            -----------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                     For the transition period from      to

                            -----------------------

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

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 41,032,074 shares of the Company's Common Stock were outstanding as of August 5, 1997.



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



      Consolidated Balance Sheets....................................Page 3

      Consolidated Statements of Operations .........................Page 4

      Consolidated Statements of Cash Flows..........................Page 5-6

      Notes to Interim Consolidated Financial Statements.............Page 7-10


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ................Page 11-13

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1997          1996
                                                                ------------   ------------
ASSETS


Cash and cash equivalents                                       $  9,927,300   $  4,181,100
Restricted cash                                                    4,693,900      2,557,500
Accounts receivable                                                1,117,200        574,300
Inventories                                                        5,719,600      4,382,400
Prepaid and other assets                                             908,000        591,200
                                                                ------------   ------------
     Total current assets                                         22,366,000     12,286,500
                                                                ------------   ------------
Property and equipment, at cost
     Mining claims and leases                                     19,238,000     17,561,600
     Producing properties                                         57,937,500     53,875,000
     Other                                                           903,500        898,200
                                                                ------------   ------------
                                                                  78,079,000     72,334,800
     Accumulated depreciation and depletion                       (4,472,100)    (1,995,200)
                                                                ------------   ------------
       Net property and equipment                                 73,606,900     70,339,600
                                                                ------------   ------------
Other assets                                                       1,680,200      1,758,200
                                                                ------------   ------------

     Total Assets                                                 97,653,100   $ 84,384,300
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable                                                $  2,575,200   $  1,616,400
Notes payable - current                                            3,415,600      2,071,800
Accrued taxes, other than payroll and income                         191,400        104,300
Accrued reclamation costs                                          1,288,300      1,421,000
Other accrued liabilities                                            531,400        612,400
                                                                ------------   ------------
     Total current liabilities                                     8,001,900      5,825,900

Notes payable - long term                                         29,940,000     28,125,000
Accrued reclamation costs                                          1,197,900      1,584,000
Other noncurrent liabilities                                         426,000        408,800
                                                                ------------   ------------
     Total Liabilities                                            39,565,800     35,943,700
                                                                ------------   ------------
Commitments

Common stock ($.01 par value) 100,000,000 shares authorized;
  issued and outstanding: 41,032,100 at June 30, 1997, and
  37,503,600 at December 31, 1996                                    410,300        375,000
Capital in excess of par value                                    90,756,900     81,440,400
Deficit                                                          (33,079,900)   (33,374,800)
                                                                ------------   ------------
     Total Stockholders Equity                                    58,087,300     48,440,600
                                                                ------------   ------------
     Total Liabilities and Stockholders Equity                  $ 97,653,100   $ 84,384,300
                                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                1997          1996             1997            1996
                                           -------------  --------------   -------------   ------------
REVENUE

Sales                                      $   9,668,800  $    1,303,100   $  13,108,400   $  2,447,200
                                           -------------  --------------   -------------   -------------

EXPENSES

Cost of sales                                  6,155,100       1,234,400       8,395,600      2,146,200
Depreciation, depletion, and amortization      1,820,300          59,700       2,391,800        120,000
Selling, general and administrative              889,100         927,500       1,670,600      1,739,000
Exploration costs                                 47,900          92,600         118,500        222,100
                                           -------------  --------------   -------------  --------------
                                               8,912,400       2,314,200      12,576,500      4,227,300
                                           -------------  --------------   -------------  --------------
OTHER INCOME (EXPENSE)

Interest income                                  104,400         392,200         168,400        724,600
Interest expense                                (393,400)       (399,600)       (540,000)      (802,300)
Gain (loss) on asset disposals                   149,400          (4,000)        149,400         (4,000)
Other                                            (11,200)         22,800         (14,800)        33,900
                                           -------------  --------------   -------------  --------------
                                                (150,800)         11,400        (237,000)       (47,800)
                                           -------------  --------------   -------------  --------------

Net income (loss)                          $     605,600  $     (999,700)  $     294,900   $ (1,827,900)
                                           =============  ==============   =============   =============

Net income (loss) per share                $        0.02  $        (0.03)  $        0.01   $      (0.06)
                                           =============  ==============   =============   =============

Weighted average shares outstanding           38,756,500      30,872,700      38,147,500     29,072,300
                                           =============  ==============   =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          SIX  MONTHS ENDED JUNE 30,
                                                                          1997                1996
                                                                       -------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                    $     294,900      $ (1,827,900)
  Adjustments to reconcile net income (loss) to net cash               -------------      ------------
  provided by (used in)
  operating activities:
    Depreciation and depletion                                             2,391,800           120,000
    Amortization of financing costs                                           75,200           144,800
    (Gain) loss on asset disposals                                          (149,400)            4,000
    Other                                                                      3,600             -
 Changes in assets and liabilities,
    (Increase) in receivables                                               (546,500)         (330,900)
    (Increase) in inventories                                             (1,337,200)          (98,800)
    (Increase) in prepaid and other assets                                  (314,000)          (57,000)
    (Decrease) increase in accounts payable and accrued liabilities        2,085,400          (388,800)
    (Decrease)in other liabilities                                          (386,200)         (123,900)
    (Increase) in restricted cash                                         (1,821,700)            -
                                                                       -------------      ------------
    Total adjustments                                                          1,000          (730,600)
                                                                       -------------      ------------
    Net cash provided by (used in) operating activities                      295,900        (2,558,500)
                                                                       -------------      ------------
Cash flows from investing activities:
  Purchases of property and equipment                                    (10,178,000)      (21,075,500)
  Production proceeds during mine development and restricted cash          3,894,300             -
  Proceeds from asset sales                                                  150,500             5,300
  Other                                                                        -                20,000
                                                                       -------------      ------------
    Net cash used in investing activities                                 (6,133,200)      (21,050,200)
                                                                       -------------      ------------
Cash flows from financing activities:
Issuance of stock, net                                                     9,410,200        14,444,200
Payments on debt                                                            (841,200)         (123,900)
  Payments on capital lease obligations                                      (66,700)          (24,200)
Proceeds from loans and restricted cash, net                               3,081,200        17,853,200
Payments to escrow account                                                    -                (47,800)
Payments for debt issuance costs                                              -               (154,500)
                                                                       -------------      ------------
    Net cash provided by financing activities                             11,583,500        31,947,000

Net increase in cash and cash equivalents                                  5,746,200         8,338,300
Cash and cash equivalents, beginning of year                               4,181,100         1,893,800
                                                                       -------------      ------------
Cash and cash equivalents, end of period                               $   9,927,300      $ 10,232,100
                                                                       =============      ============



Accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $803,300 of interest during the first half of 1997, and $653,500 during the corresponding period of 1996. Of the total payments, capitalized interest during the first half of 1997 and 1996 was $338,600 and $741,000, respectively.

2. The Company paid no income taxes during the first half of 1997, and no income taxes during the corresponding period of 1996.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $31,200 in equipment through capital leases during the first half of 1997, and $275,800 in equipment through capital leases during the first half of 1996.

2. Debentures in the principal amount of $100,000 were converted into 29,000 shares of common stock during the first six months of 1996.


         The accompanying notes are an integral part of these consolidated financial statements.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION:

         During interim periods, Canyon Resources follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results and to the following additional information.

         The Company uses derivative commodity instruments (gold loans, gold forward contracts, and put options) to manage market risks associated with fluctuating gold prices. Gold loans are monetized at the original proceeds amount and are recognized into revenue at the time of physical delivery of the metal. Costs or premiums, if any, and gains or losses related to changes in values of other derivative commodity instruments are included in revenues when the underlying production is delivered to meet the commitment, or at the originally designated maturity dates in the event of early settlement of such instruments. Cash flow resulting from hedge contracts is included in net cash provided by operating activities on the statements of cash flows.

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS128), Earnings per Share. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 superceeds APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. SFAS128 will become effective for the Company's year ended December 31, 1997, and all prior period EPS calculations will be restated to conform with the new standard. Upon adoption, the Company does not anticipate a material impact on its EPS.

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:

-------------------------------------------------------------------------------
                                                  JUNE 20,    DECEMBER 31,
                                                    1997          1996
-------------------------------------------------------------------------------
 Collateral for Letter of Credit (a)           $  1,953,000   $  1,953,000
 Unexpended proceeds from loan drawing (b)          919,000            100
 Unexpended proceeds from gold sales (c)          1,821,700        604,200
 Contingency account (d)                                200            200
                                               ------------   ------------
                                               $  4,693,900   $  2,557,500
 Current portion                                  4,693,900      2,557,500
                                               ------------   ------------
 Noncurrent portion                            $      -       $     -
                                               ============   ============

-------------------------------------------------------------------------------

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

5.       INVENTORIES:

         Inventories consisted of the following at:

-------------------------------------------------------------------------------
                                                  JUNE 20,    DECEMBER 31,
                                                    1997          1996
-------------------------------------------------------------------------------
          Gold-in-process (a)                  $  4,574,300   $  3,451,400
          Industrial minerals - in process (a)      327,000        394,900
          Materials and supplies                    818,300        536,100
                                               ------------   ------------
                                               $  5,719,600   $  4,382,400
                                               ============   ============
-------------------------------------------------------------------------------

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

-------------------------------------------------------------------------------
                                             JUNE 20,        DECEMBER 31,
                                               1997             1996
-------------------------------------------------------------------------------
          Briggs Loan (a)                $  33,275,000     $  30,000,000
          Caterpillar Finance Note (b)          80,600           196,800
                                         -------------     -------------
                                            33,355,600        30,196,800
          Current portion                    3,415,600         2,071,800
                                         -------------     -------------
          Notes Payable - Long Term      $  29,940,000     $  28,125,000
                                         =============     =============

-------------------------------------------------------------------------------

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital require ments of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. Weighted average interest rates on the drawings during the three months ended June 30, 1997 were (i) 3.2% on the $25.0 million gold loan and (ii) 10.0% on the $9.0 million cash loans. For the comparable period in 1996, weighted average interest rates on the gold loan and dollar loans were 3.7% and 9.7%, respectively. For the six months ended June 30, 1997, weighted average interest rates on the gold loan and dollar loans were (i) 3.4% and 10.0%, respectively. For the comparable period in 1996, weighted average interest rates were 4.6% and 9.7%, respectively. Interest payments of $422,900 and $346,400 were made during the three months ended June 30, 1997 and 1996, respectively. For the six month period interest payments of $767,400 and $732,300 were made during 1997 and 1996, respectively. The Company repaid $725,000 principal in June, 1997 as per the facility's amortization schedule.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

6.       NOTES PAYABLE, CONTINUED:

                  The Company was not in compliance with certain conditions of the loan agreement as of June 30, 1997, relating to (i) achieving project completion (as defined) (ii) certain coverage ratios (as defined) and (iii) operating cost performance (as defined). The lenders have agreed to waive compliance for achieving project completion to June 1, 1998 and to waive compliance with the other conditions through September 30, 1997.

         (b) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the three months ended June 30, 1997, the Company paid $2,900 of interest and reduced the principal balance by $58,800. For the comparable period of 1996, the Company paid $7,700 of interest and reduced the principal balance by $54,000. For the six month period ended June 30, 1997, the Company paid $7,100 of interest and reduced the principal balance by $116,200. For the comparable period of 1996, the Company paid $20,000 of interest and reduced the principal balance by $123,900.

7.       SALE OF AN EXPLORATION PROPERTY:

         The Company executed an agreement during the second quarter of 1997 to sell an exploration property for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, may terminate its then remaining obligations. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the twenty-four month period. Accordingly, the Company recorded a gain of $150,000 during the second quarter of 1997.


8.       INCOME TAXES:

         No current provision for income taxes was recorded as the Company does not expect taxable income for the year. No deferred tax benefit was recorded as the Company applies a full valuation allowance to its gross deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

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

RESULTS OF OPERATIONS

         The Company recorded net income of $605,600, or $0.02 per share, on revenues of $9,668,800 during the second quarter of 1997 and net income of $294,900, or $0.01 per share, on revenues of $13,108,400 for the first half of 1997. This compares to a net loss of $999,700, or $0.03 per share, on revenues of $1,303,100 during the second quarter of 1996, and a net loss of $1,827,900, or $0.06 per share on revenues of $2,447,200 during the first six months of 1996.

         For the three months ended June 30, 1997, the Company sold 20,262 ounces of gold and 6,500 ounces of silver from its Briggs mine at an average realized price of $409 per equivalent gold ounce. For the comparable period of 1996, the Company sold 1,069 ounces of gold and 808 ounces of silver from its Kendall Mine, which was in its final months of productive life. For the first half of 1997, 25,862 ounces of gold and 6,500 ounces of silver (all from the Briggs Mine) were sold at an average realized price of $408 per equivalent gold ounce. In addition, proceeds realized from the sale of 8,150 ounces of gold during the first two months of 1997 were credited against capitalized development costs at the Briggs Mine. For the comparable period in 1996, 2,069 ounces of gold and 1,408 ounces of silver (all from the Kendall Mine) were sold at an average realized price of $387 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $343 and $348 per ounce, respectively for the three and six months ended June 30, 1997. For the comparable periods of 1996, the COMEX gold price averaged $395 and $390 per ounce. Revenue from the sales of industrial minerals products increased 55% and 57%, respectively, for the three and six months ended June 30, 1997 as compared to the prior year, reflecting continued growth in diatomite sales and the effect of pumice/volcanic glass sales from a processing facility acquired in mid-1996. Sales of industrial mineral products accounted for 14% and 20% of the Company's revenues for the three and six months ended June 30, 1997, respectively.

         Total cash costs (as computed under The Gold Institute's Production Cost Standard) for the three and six months ended June 30, 1997, were $260 per ounce and $256 per ounce, respectively. The prior period unit costs are not comparable due to the nominal sales from the Kendall Mine.

         Depreciation depletion and amortization increased in the current periods due to the attainment of commercial production levels at the Briggs Mine.

         Interest income was lower in the current periods due to lower cash balances. Interest expense was not materially different for the three months ended June 30, 1997, and was lower for the current six month period as interest associated with the Briggs loan was capitalized during the first two months of the year.

         The Company executed an agreement during the second quarter of 1997 to sell an exploration property for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, may terminate its then remaining obligations. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the twenty-four month period. Accordingly, the Company recorded a gain of $150,000 during the second quarter of 1997.

LIQUIDITY & CAPITAL RESOURCES

         CASH FLOW

         Net cash provided by operating activities during the six months ended June 30, 1997, was $295,900 as compared to $2,558,500 used in operating activities for the same period in 1996. The current year positive operating cash flow was due to commercial production levels being attained at the Briggs Mine. Cash and cash equivalents at June 30, 1997, was $9,927,300.

         The Company spent $6,133,200, net, on capital programs ending June 30, 1997, principally relating to final working capital requirements at the Briggs Mine, improvements to the industrial minerals business, drilling within the Panamint Range near the Briggs Mine, and funding the Company's share of costs on the McDonald Project.

         The Company borrowed the final $4.0 million tranche under its loan facility during March, 1997, to provide funding for a leach pad expansion phase scheduled for completion in the third quarter of 1997. Principal payments of $725,000 were made during the second quarter of 1997 as per the facility's amortization schedule.

         In June, 1997, the Company completed an equity financing which raised $9,987,500 ($9.2 million net of expenses), through the sale of 3.4 million shares of common stock. Planned use of the proceeds include: (i) $3.0 million, for Briggs Mine reserve and production expansion, (ii) $2.5 million, for resource and reserve definition of the Cahuilla Project, (iii) $1.5 million, for Panamint Range exploration, and (iv) $2.2 million, for McDonald and other general corporate purposes.

         BRIGGS MINE LOAN FACILITY

         The Company was not in compliance with certain conditions of the loan agreement as of June 30, 1997, relating to (i) achieving project completion (as defined) (ii) certain coverage ratios (as defined) and (iii) operating cost performance (as defined). The lenders have agreed to waive compliance for achieving project completion to June 1, 1998 and to waive compliance with the other conditions through September 30, 1997.

         BRIGGS MINE RESERVES

         Drilling conducted in the first half of 1997 to the north and south of the initial orebody has increased mineable reserves since year end by 234,100 ounces. The Company will be required to obtain a new permit to enable mining of the new reserves.

                           PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS:......................................   None

ITEM 2.      CHANGES IN SECURITIES:..................................   None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES:........................   None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:......   None

ITEM 5.      OTHER INFORMATION:......................................   None

ITEM 6(A)    EXHIBITS:

             No. 11 - Calculation of primary and fully diluted income (loss)
                      per share
             No. 27 - Financial Data Schedule

ITEM 6(B)    REPORTS ON FORM 8-K:

             None

                                       14

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CANYON RESOURCES CORPORATION


                                         /s/ Richard T. Phillips
Date:    August 14, 1997                 -------------------------------------
                                         Richard T. Phillips
                                         Treasurer


                                         /s/ Gary C. Huber
Date:   August 14, 1997                  -------------------------------------
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