Form 10-Q
period 1997-09-30
CANYON RESOURCES CORP
filed 1997-11-12
CIK 739460

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

                           ----------------------
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the period ended September 30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the transition period from _____ to ______

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

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
          41,082,074 shares of the Company's Common Stock were outstanding as of November 1, 1997.



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


 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 3

 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . .   Page 4

 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .   Page 5-6

 Notes to Interim Consolidated Financial Statements . . . . . . . . . . . . . . .   Page 7-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .   Page 12-16

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                 September 30,      December 31,
                                                                     1997              1996
                                                                 ------------      ------------
ASSETS

Cash and cash equivalents                                        $  2,530,100      $  4,181,100
Restricted cash                                                     4,461,600         2,557,500
Accounts receivable                                                   872,200           574,300
Inventories                                                         5,784,400         4,382,400
Prepaid and other assets                                            1,484,400           591,200
                                                                 ------------      ------------
     Total current assets                                          15,132,700        12,286,500
                                                                 ------------      ------------

Property and equipment, at cost
     Mining claims and leases                                      25,085,800        17,561,600
     Producing properties                                          59,164,100        53,875,000
     Other                                                            909,500           898,200
                                                                 ------------      ------------
                                                                   85,159,400        72,334,800
     Accumulated depreciation and depletion                        (5,966,300)       (1,995,200)
                                                                 ------------      ------------
       Net property and equipment                                  79,193,100        70,339,600
                                                                 ------------      ------------

Other assets                                                        1,615,900         1,758,200
                                                                 ------------      ------------

     Total Assets                                                $ 95,941,700      $ 84,384,300
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  2,935,400      $  1,616,400
Notes payable - current                                             3,572,900         2,071,800
Accrued taxes, other than payroll and income                          128,100           104,300
Accrued reclamation costs                                           1,085,500         1,421,000
Other accrued liabilities                                             535,000           612,400
                                                                 ------------      ------------
     Total current liabilities                                      8,256,900         5,825,900

Notes payable - long term                                          28,997,500        28,125,000
Accrued reclamation costs                                           1,011,500         1,584,000
Other noncurrent liabilities                                          474,100           408,800
                                                                 ------------      ------------
     Total Liabilities                                             38,740,000        35,943,700
                                                                 ------------      ------------

Commitments

Common stock ($.01 par value) 100,000,000 shares authorized;
  issued and outstanding: 41,082,100 at September 30, 1997, and
  37,503,600 at December 31, 1996                                     410,800           375,000
Capital in excess of par value                                     90,832,300        81,440,400
Deficit                                                           (34,041,400)      (33,374,800)
                                                                 ------------      ------------
     Total Stockholders' Equity                                    57,201,700        48,440,600
                                                                 ------------      ------------

     Total Liabilities and Stockholders' Equity                  $ 95,941,700      $ 84,384,300
                                                                 ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                     1997              1996              1997               1996
                                                 ------------       ------------     -------------      ------------
 REVENUE

 Sales                                           $ 8,337,300        $  1,535,100     $  21,445,700      $  3,982,300
                                                 -----------        ------------     -------------      ------------
 EXPENSES

 Cost of sales                                     6,621,600           1,488,700        15,017,200         3,634,900
 Depreciation, depletion, and amortization         1,489,600              79,900         3,881,400           199,900
 Selling, general and administrative                 712,900             838,300         2,383,500         2,577,300
 Exploration costs                                    27,200              95,700           145,700           317,800
 Abandoned mineral properties                        297,100              71,300           297,100            71,300
                                                 -----------        ------------     -------------      ------------

                                                   9,148,400           2,573,900        21,724,900         6,801,200
                                                 -----------        ------------     -------------      ------------
 OTHER INCOME (EXPENSE)

 Interest income                                     156,100             247,400           324,500           972,000
 Interest expense                                   (400,200)            (40,500)         (940,200)         (842,800)
 Gain (loss) on asset disposals                       89,100                   0           238,500            (4,000)
 Other                                                 4,600              (6,100)          (10,200)           27,800
                                                 -----------        ------------     -------------      ------------

                                                    (150,400)            200,800          (387,400)          153,000
                                                 -----------        ------------     -------------      ------------
 Net loss                                        $  (961,500)       $   (838,000)   $     (666,600)     $ (2,665,900)
                                                 ===========        ============     =============      ============

 Net loss per share                              $     (0.02)       $      (0.02)   $        (0.02)     $      (0.08)
                                                 ===========        ============     =============      ============

 Weighted average shares outstanding              41,048,700          37,453,600        39,114,600        31,866,100
                                                 ===========        ============     =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              1997               1996
                                                                          --------------    ----------------
Cash flows from operating activities:
 Net loss                                                                 $     (666,600)   $     (2,665,900)
                                                                          --------------    ----------------
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and depletion                                                   3,881,400             199,900
  Amortization of financing costs                                                141,400             154,500
  Abandoned mineral properties                                                   297,100              71,300
  (Gain) loss on asset disposals                                                (238,500)              4,000
  Other                                                                            1,200                   -
 Changes in assets and liabilities,
  (Increase) in receivables                                                     (299,100)           (208,200)
  (Increase) in inventories                                                   (1,402,000)         (1,263,400)
  (Increase) in prepaid and other assets                                        (892,300)            (86,900)
  Increase in accounts payable and accrued liabilities                         2,443,400             923,200
  (Decrease) in other liabilities                                               (570,700)         (1,845,600)
  (Increase) in restricted cash                                               (1,575,100)                  -
                                                                          --------------    ----------------
  Total adjustments                                                            1,786,800          (2,051,200)
                                                                          --------------    ----------------
  Net cash provided by (used in) operating activities                          1,120,200          (4,717,100)
                                                                          --------------    ----------------

 Cash flows from investing activities:
  Purchases of property and equipment                                        (17,543,200)        (28,632,600)
  Proceeds from asset sales                                                      239,600              45,300
  Production proceeds during mine development and restricted cash              3,894,100                  --
  Other                                                                               --              20,000
                                                                          --------------    ----------------
   Net cash used in investing activities                                     (13,409,500)        (28,567,300)
                                                                          --------------    ----------------

 Cash flows from financing activities:
  Issuance of stock, net                                                       9,308,100          14,530,600
  Payments on debt                                                            (1,626,400)           (179,100)
  Payments on capital lease obligations                                         (110,300)            (37,900)
  Proceeds from loans and restricted cash, net                                 3,066,900          25,522,700
  Payments to escrow account                                                          --             (83,100)
  Payments for debt issuance costs                                                    --            (159,700)
                                                                          --------------    ----------------

   Net cash provided by financing activities                                  10,638,300          39,593,500
                                                                          --------------    ----------------
 Net increase (decrease) in cash and cash equivalents                         (1,651,000)          6,309,100
 Cash and cash equivalents, beginning of year                                  4,181,100           1,893,800
                                                                          --------------    ----------------
 Cash and cash equivalents, end of period                                 $    2,530,100    $      8,202,900
                                                                          ==============    ================


  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)


Supplemental disclosures of cash flow information:

1. The Company paid $1,167,700 of interest during the first nine months of 1997, and $1,894,500 during the corresponding period of 1996. Of the total payments, capitalized interest during the first nine months of 1997 and 1996 were $461,500 and $1,101,700, respectively.

2. The Company paid no income taxes during the first nine months of 1997, and no income taxes during the corresponding period of 1996.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $85,200 in equipment through capital leases during the first nine months of 1997, and $356,400 in equipment through capital leases during the corresponding period of 1996.

2. The Company issued 50,000 shares of common stock which was valued at $106,200 in connection with the termination of a previous agreement to acquire an exploration property during the first nine months of 1997.

3. The Company issued 150,000 shares of common stock which was valued at $403,100 in exchange for a royalty interest during the first nine months of 1996.

4. Debentures in the principal amount of $1,812,500 were converted into 552,200 shares of common stock and debentures in the principal amount of $19,363,000 were redeemed by the Company into 5,849,800 shares of common stock during the first nine months of 1996.



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

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS128), Earnings per Share. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 superceds APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. SFAS128 will become effective for the Company's year ended December 31, 1997, and all prior period EPS calculations will be restated to conform with the new standard. Upon adoption, the Company does not anticipate a material impact on its EPS.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)





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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                 -------------------------------------------------------------------------------------------
                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                1997             1996
                 -------------------------------------------------------------------------------------------
                 Collateral for Letter of Credit (a)                        $  1,953,000  $  1,953,000
                 Unexpended proceeds from loan drawing (b)                       933,200           100
                 Unexpended proceeds from gold sales (c)                       1,575,200       604,200
                 Contingency account (d)                                             200           200
                                                                            ------------  ------------
                                                                            $  4,461,600  $  2,557,500
                 Current portion                                               4,461,600     2,557,500
                                                                            ------------  ------------
                 Noncurrent portion                                         $         -   $         -
                                                                            ============  ============
                 -------------------------------------------------------------------------------------------


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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)




5.       INVENTORIES:

         Inventories consisted of the following at:

                   ------------------------------------------------------------------------
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1997               1996
                   ------------------------------------------------------------------------
                   Gold-in-process (a)                     $ 4,256,300       $ 3,451,400
                   Industrial minerals - in process (a)        385,700           394,900
                   Materials and supplies                    1,142,400           536,100
                                                           -----------       -----------
                                                           $ 5,784,400       $ 4,382,400
                                                           ===========       ===========
                   ------------------------------------------------------------------------

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:


                   -------------------------------------------------------------------
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1997           1996
                   -------------------------------------------------------------------
                   Briggs Loan (a)                         $ 32,550,000  $ 30,000,000
                   Caterpillar Finance Note (b)                  20,400       196,800
                                                           ------------  ------------
                                                           $ 32,570,400  $ 30,196,800
                   Current portion                            3,572,900     2,071,800
                                                           ------------  ------------
                   Notes Payable - Long Term               $ 28,997,500  $ 28,125,000
                                                           ============  ============
                   -------------------------------------------------------------------


         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, secured a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. Weighted average interest rates on the drawings during the three months ended September 30, 1997 were (i) 3.5% on the $25.0 million gold loan and (ii) 10.3% on the $9.0 million cash loans. For the comparable period in 1996, weighted average interest rates on the gold loan and dollar loans were 3.5% and 9.9%, respectively. For the nine months ended September 30, 1997, weighted average interest rates on the gold loan and dollar loans were (i) 3.4% and 10.1%, respectively. For the comparable period in 1996, weighted average interest rates were 4.2% and 9.7%, respectively. Interest payments of $348,700 and $347,400 were made during the three months ended September 30, 1997 and 1996, respectively. For the nine month period interest payments of $1,116,000 and $1,086,000 were made during 1997 and 1996, respectively. The Company repaid $725,000 principal during the third quarter of 1997, and $1,450,000 principal for the nine months ended September 30, 1997, as per the facility's amortization schedule.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)


6.       NOTES PAYABLE, CONTINUED:

                 The Briggs Mine is required to meet certain production and economic parameters over a 120 day testing period (completion testing) as measured against the project's original feasibility study. Formal completion testing was initiated February 1, 1997 and concluded June 1, 1997. Many items have been satisfied, however, certain items, principally relating to the crushing plant, were not. The lenders have granted an extension to June 1, 1998 to satisfy the completion test requirements and the Company anticipates it will achieve project completion by that date.

         (b) In August 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services Corporation subsequently agreed to finance the purchase price over a three-year period at a fixed rate of 9.5%. During the three months ended September 30, 1997, the Company paid $1,400 of interest and reduced the principal balance by $60,200. For the comparable period of 1996, the Company paid $6,400 of interest and reduced the principal balance by $55,100. For the nine month period ended September 30, 1997, the Company paid $8,500 of interest and reduced the principal balance by $176,400. For the comparable period of 1996, the Company paid $26,400 of interest and reduced the principal balance by $179,000.

7.       CONTINGENT SALES OF EXPLORATION PROPERTIES:

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the twenty-four month period. Accordingly, the Company recorded a gain of $191,700 during the nine months ended September 30, 1997.

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the sixty month period. Accordingly, the Company recorded a gain of $47,400 during the third quarter of 1997.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

8.       CONTINGENT LIABILITY:

         On September 25, 1997, the Company, together with its wholly owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (Venture) from CR Montana's partner in the Venture, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly owned subsidiary now own 100% of the Venture. The Venture includes the McDonald Gold Project near Lincoln, Montana, which is currently in the permitting stage.

         The Company made an initial payment of $5 million as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $20 to $30 per mineable reserve ounce attributable to the Phelps Dodge ownership as determined by a final feasibility study, is to be paid after all permits for mine development are obtained. Due to the contingent nature of the transaction, the Company has recorded only the initial payment of $5 million as additions to mining claims and leases for the period ended September 30, 1997.


         The 8.2 million ounce McDonald gold deposit includes more than 7 million ounces in mineable reserves. A Plan of Operations for development of the project was submitted to the regulatory agencies in November, 1994. A draft Environmental Impact Statement is expected to be published mid-year, 1998.


9.       INCOME TAXES:

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

RESULTS OF OPERATIONS

         The Company recorded a net loss of $961,500, or $0.02 per share, on revenues of $8,337,300 during the third quarter of 1997 and a net loss of $666,600, or $0.02 per share, on revenues of $21,445,700 for the first nine months of 1997. These compare to a net loss of $838,000, or $0.02 per share, on revenues of $1,535,100 during the third quarter of 1996, and a net loss of $2,665,900, or $0.08 per share on revenues of $3,982,300 during the first nine months of 1996.

         For the three months ended September 30, 1997, the Company sold 18,811 ounces of gold and 6,000 ounces of silver from its Briggs mine at an average realized price of $382 per equivalent gold ounce. For the comparable period of 1996, the Company sold 1,200 ounces of gold and 900 ounces of silver from its Kendall Mine, which was in its final months of productive life. For the first nine months of 1997, 52,823 ounces of gold and 12,500 ounces of silver (all from the Briggs Mine) were sold at an average realized price of $398 per equivalent gold ounce. This total includes the sale of 8,150 ounces of gold during the first two months of 1997 which were credited against capitalized development costs at the Briggs Mine. For the comparable period in 1996, 3,269 ounces of gold and 2,308 ounces of silver (all from the Kendall Mine) were sold at an average realized price of $392 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $323 and $340 per ounce, respectively for the three and nine months ended September 30, 1997. For the comparable periods of 1996, the COMEX gold price averaged $385 and $392 per ounce. Revenue from the sales of industrial minerals products increased 8% and 38%, respectively, for the three and nine months ended September 30, 1997 as compared to the prior year, reflecting continued growth in diatomite sales and the effect of pumice/volcanic glass sales from a processing facility acquired in mid-1996. Sales of industrial mineral products accounted for 14% and 17% of the Company's revenues for the three and nine months ended September 30, 1997, respectively.

       Total cash costs of gold production from the Briggs Mine (as computed under The Gold Institute's Production Cost Standard) for the three and nine months ended September 30, 1997, were $308 per ounce and $278 per ounce, respectively. The cash costs of gold production were higher than budgeted, due to inadequate performance of the tertiary-stage, vertical-shaft-impactor (VSI) crushers. Two replacement cone crushers are being tested with resulting lower costs. The Company plans to replace all three of the VSI crushers with three of the best-performing cone crushers so that cash costs can be significantly reduced going into 1998 and onward. The prior period unit costs are not comparable due to the nominal sales from the Kendall Mine.

         Depreciation depletion and amortization increased in the current periods due to the attainment of commercial production levels at the Briggs Mine.

         An abandonment charge of $0.3 million was recorded during the current period as a result of the Company terminating a previous agreement to acquire the Cahuilla exploration property located in southeastern California. For the prior period, the Company abandoned several foreign properties resulting in a charge of $0.1 million.

         Interest income was lower in the current periods due to lower cash balances. Interest expense was significantly higher for the three months ended September 30, 1997 due to the Briggs loan. Interest expense was marginally higher for the nine months ended September 30, 1997 as the prior period also included interest associated with the Company's convertible debentures which were redeemed in July, 1996.

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the twenty-four month period. Accordingly, the Company recorded a gain of $191,700 during the nine months ended September 30, 1997.

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the sixty month period. Accordingly, the Company recorded a gain of $47,400 during the third quarter of 1997.

LIQUIDITY & CAPITAL RESOURCES

         CASH FLOW

         Net cash provided by operating activities during the nine months ended September 30, 1997, was $1,120,200 as compared to $4,717,100 used in operating activities for the same period in 1996. The current year positive operating cash flow was due to commercial production levels being attained at the Briggs Mine and contributions from the industrial minerals operations. Cash and cash equivalents at September 30, 1997, was $2,530,100.

         The Company spent $13,409,500, net, on capital programs for the nine months ended September 30, 1997, principally relating to final working capital requirements at the Briggs Mine, improvements to the industrial minerals business, drilling within the Panamint Range near the Briggs Mine, funding the Company's share of costs on the McDonald Gold Project, and an initial payment of $5.0 million to acquire the remaining participating interest in the Seven-Up Pete Venture which includes the McDonald Gold Project (see separate caption "Purchase of McDonald Gold Project").

         The Company borrowed the final $4.0 million tranche under its Briggs loan facility during March, 1997, to provide funding for a leach pad expansion phase scheduled for completion early in the fourth quarter of 1997. Principal payments of $1,425,000 were made during the nine months ended September 30, 1997 as per the facility's amortization schedule.

         In June, 1997, the Company completed an equity financing which raised $9,987,500 ($9.1 million net of expenses), through the sale of 3.4 million shares of common stock. The Company issued warrants to purchase 278,200 shares of common stock at a price of $4.25 per share to the underwriter in connection with the financing.

         PURCHASE OF MCDONALD GOLD PROJECT

         On September 25, 1997, the Company, together with its wholly owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (Venture) from CR Montana's partner in the Venture, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly owned subsidiary now own 100% of the Venture. The Venture includes the McDonald Gold Project near Lincoln, Montana, which is currently in the permitting stage.

         The Company made an initial payment of $5 million from its existing cash balance as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. At present, Canyon is pursuing various options with respect to the remaining purchase price obligation which may include, amongst others, sale of equity, mergers, or joint venture participation. A discretionary payment of $20 million can be made toward the total purchase price. Subject to Canyon making the discretionary payment within one year of the closing, a further payment of at least $75 million but no more than $125 million will be made once all permits for the McDonald Gold Project have been obtained or construction is underway, based on a price of $20 per mineable reserve ounce attributable to the former Phelps Dodge ownership as determined by a final feasibility study. Should the Company not make the discretionary payment and permits are obtained or construction commences on or before the second anniversary of the closing, a further payment of at least $95 million plus the product of $1,666,666 and the number of months between the first anniversary date of the closing and the month in which permits are obtained or construction commences but no more than $145 million will instead be made, based on a price of $20 per mineable reserve ounce attributable to the former Phelps Dodge ownership plus the product of $0.833 times the number of months between the first anniversary date of the closing and the earlier to occur of
a) the month when the discretionary or other payments reach $20 million, and b) the month in which permits are obtained or construction commences. Should the Company not make the discretionary payment and permits are obtained or construction commences after the second anniversary of the closing, a further payment of at least $115 million but no more than $145 million will instead be made, based on a price of $30 per mineable reserve ounce attributable to the former Phelps Dodge ownership. If the aggregate payments have then not totaled $150 million, a varying production payment will be made each quarter based on 72.25% of the ounces produced on a sliding scale commensurate with the then gold price as follows: 1) $0 per ounce if the gold price is less than $350.00 per ounce; 2) $3 per ounce if the gold price is greater than $350.00 but less than or equal to $375.00 per ounce; 3) $5 per ounce if the gold price is greater than $375.00 but less than or equal to $400.00 per ounce; 4) $7 per ounce if the gold price is greater than $400.00 but less than or equal to $425.00 per ounce; and 5) $10 per ounce if the gold price is greater than $425.00 per ounce. Production payments will cease when the aggregate of all payments reach $150 million.

         The purchase payments are secured only by the 72.25% participating interest and underlying assets in the Venture transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

         The 8.2 million ounce McDonald gold deposit includes more than 7 million ounces in mineable reserves. A Plan of Operations for development of the project was submitted to the regulatory agencies in November, 1994. A draft Environmental Impact Statement is expected to be published mid-year, 1998.

         BRIGGS MINE LOAN FACILITY

         The Briggs Mine is required to meet certain production and economic parameters over a 120 day testing period (completion testing) as measured against the project's original feasibility study. Formal completion testing was initiated February 1, 1997 and concluded June 1, 1997. Many items have been satisfied, however, certain items, principally relating to the crushing plant, were not. The lenders have granted an extension to June 1, 1998 to satisfy the completion test requirements and the Company anticipates it will achieve project completion by that date.

         BRIGGS MINE RESERVES

         Drilling conducted in the first half of 1997 to the north and south of the initial orebody has increased mineable reserves since year end 1996 by 234,100 ounces. The Company will be required to obtain a new permit to enable mining of the new reserves.

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

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS: . . . . . . . . . .   None

ITEM 5.          OTHER INFORMATION: . . . . . . . . . . . . . . . . . . . . . . . . . .   None

ITEM 6(A)        EXHIBITS:

                 No. 11 - Calculation of primary and fully diluted income (loss) per share
                 No. 27 - Financial Data Schedule

ITEM 6(B)        REPORTS ON FORM 8-K:

                 A report on Form 8-K was filed on October 9, 1997, in connection with the Company and a wholly owned subsidiary acquiring the remaining interest (72.25%) in the Seven-Up Pete Venture, which includes the
                 McDonald Gold Project.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANYON RESOURCES CORPORATION



Date: November 12, 1997                 /s/ Richard T. Phillips
                                        ---------------------------------
                                        Richard T. Phillips
                                        Treasurer



Date: November 12, 1997                 /s/ Gary C. Huber
                                        ---------------------------------
                                        Gary C. Huber
                                        Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT DESCRIPTION                             PAGE
-----------          ------------------                              ----
  11                  Calculation of primary and fully
                      diluted income (loss) per share

  27                  Financial Data Schedule