Form 10-K405
period 1997-12-31
CANYON RESOURCES CORP
filed 1998-03-31
CIK 739460

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                          Common Stock, $.01 par value

          Securities registered pursuant to Section 12(g) of the Act:
                       Warrants to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 44,238,667 shares of the registrant's voting stock held by non-affiliates on March 10, 1998, was approximately $41,473,750.

At March 10, 1998, there were 46,107,074 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

================================================================================

                          CANYON RESOURCES CORPORATION
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

ITEM
NUMBER                                                                                            PAGE
------                                                                                            ----
                                                          PART I

1.       Business                                                                                    1
2.       Properties                                                                                  9
3.       Legal Proceedings                                                                          30
4.       Submission of Matters to a Vote of Security Holders                                        31


                                                         PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                      32
6.       Selected Financial Data                                                                    33
7.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          34
8.       Financial Statements                                                                       46
9.       Disagreements on Accounting and Financial Disclosure                                       71

                                                         PART III

10.      Directors and Executive Officers of the Registrant                                         71
11.      Executive Compensation                                                                     71
12.      Security Ownership of Certain Beneficial Owners and Management                             71
13.      Certain Relationships and Related Transactions                                             71

                                                         PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           72

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


GENERAL

         Canyon Resources Corporation, a Delaware corporation (the Company or Canyon), is a Colorado-based company which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. The Company or Canyon is used herein to refer to all of the wholly owned and majority-owned subsidiaries of Canyon Resources Corporation. (See organizational chart on next page) Since 1986 the Company has been a reporting company. Its securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, the Company listed its shares for trading on The American Stock Exchange.

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

                          Canyon Resources Corporation



                             [ORGANIZATIONAL CHART]

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

OPERATIONS

         In March, 1997, the Briggs Mine located in southeastern California achieved commercial production levels. For the full year, 66,769 ounces of gold and 19,215 ounces of silver were produced. The Briggs Mine experienced higher costs and lower throughput than expected during the year, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers. These units were replaced with three cone crushers in late 1997 and early 1998 with the objective of significantly increasing tonnage throughput and lowering costs in 1998 and onward. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         In 1997, the Company, through its wholly owned subsidiary, CR Minerals Corporation (CR Minerals), expanded its diatomaceous earth, or diatomite, production and sales for the ninth consecutive year. Diatomite is an industrial mineral that has a wide variety of uses. Mining and processing of diatomite occur in western Nevada and marketing of the products is carried out in the United States and internationally. During the year, CR Minerals also outfitted its pumice and volcanic glass processing plant located in Santa Fe, New Mexico, with new milling and drying equipment which will permit production of finely grained products that are anticipated to be sold at high unit values into several industries. In December, 1997, CR Minerals purchased the mine which supplied the raw ore to the processing facility (See "Item 2 - Properties
- Production Properties - Fernley Operation and Santa Fe Operation.")

         During 1997, the Kendall Mine located near Lewistown, Montana, continued with closure activities, principally relating to treatment and disposal of water contained in the process system, and to soil placement and revegetation of waste-rock dump surfaces.

         During 1997 and 1996, all of the Company's revenues were generated by its production facilities in the United States. Approximately 84% of the Company's revenue in 1997 was derived from the Briggs Mine and 16% was derived from its industrial mineral activities. In 1998, the Company anticipates that approximately 81% of revenues will be derived from precious metals and approximately 19% from industrial minerals. In subsequent years, it is anticipated that the Briggs Mine will continue to dominate revenues until the McDonald Gold Project or other projects are placed into production.

FINANCING

         On January 30, 1998, the Company completed an equity financing under a Shelf Registration which raised $2.5 million ($2.3 million net of expenses) through the sale of 2,490,000 shares of common stock.

         On December 30, 1997, the Company completed an equity financing under a Shelf Registration which raised $2.5 million ($2.2 million net of expenses) through the sale of 2,510,000 shares of common stock.

         On June 11, 1997, the Company completed an equity financing under a Shelf Registration which raised $10.0 million ($9.1 million net of expenses) through the sale of 3,400,000 shares of common stock. Warrants to purchase 278,182 shares of common stock at a price of $4.05 per share were issued to the Company's underwriter in connection with the financing. The warrants will expire on June 5, 2000.

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

         During 1996, warrants to purchase 714,167 shares of common stock were exercised at $3.50 per share, resulting in proceeds to the Company of $3.0 million. These warrants were part of equity financings in 1990 and 1992, in which 3,943,632 total warrants were issued -- 3,229,465 warrants expired unexercised in 1996.

         On December 6, 1995, CR Briggs Corporation, a wholly owned subsidiary of the Company, obtained a mine financing for development of the Briggs Mine in Southern California. The financing was completed by Banque Paribas, Bayerische Vereinsbank AG, and NM Rothschild & Sons Limited and consists of a $34 million credit facility. This facility is composed of 3 tranches: Tranche A is a $25 million gold loan, Tranche B is a $5 million cash loan, and Tranche C is a $4 million cost-overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. Tranche A portion of the facility consisted of borrowing 64,425 ounces of gold and immediately selling those ounces at the then (December 21, 1995) current market price of $388.05 per ounce to raise $25 million. Varying interest rate periods can be selected at a rate of 2 1/8% plus the gold lease rate which floats with the market. During 1997, the Company's effective interest rate on Tranche A was 3.4%. Tranche B portion of the facility consists of a cash loan which is in the amount of $5 million. Interest periods also vary at a rate of 4 1/8% plus LIBOR. During 1997, the Company's effective interest rate on Tranche B was 10.1%. As a result of higher than anticipated construction and working capital needs, the Company contributed approximately $2.1 million toward the Mine's development in 1996 and fully utilized Tranche C in 1997, principally to fund a first phase expansion of the leach pad. The effective interest rate for Tranche C, calculated in the same manner as that of Tranche B, was 10.1% in 1997. The loan facility is scheduled to be paid back over a six-year period from start of gold production. During 1997, the Company repaid 4,832 ounces of the Tranche A gold loan ($1,875,000 of monetized value and $300,000 principal on the Tranche C loan). The gold loan agreement contains, among other things, the following provisions:

         1. Canyon Resources Corporation guarantees the loan obligations of CR Briggs Corporation.

         2. The loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation and a pledge of Canyon's stock in CR Briggs.

         3. Mandatory prepayments of principal in reverse order of maturity, are required out of 30% of excess cash flow, as defined in the loan agreement.

         4. Within 3 years of project completion, an additional 70,000 recoverable ounces of gold processable at the Briggs Mine facility must be identified, or 100% of excess cash flow will then be used to prepay principal. (These reserves were identified during a 1996 and 1997 drilling program adjacent to the main reserve area).

         5. Canyon Resources was required to deposit $2 million in an escrow account which was subsequently used during the mine's development in 1996 to fund project cost overruns.

         6. A condition of the loan agreement required that certain gold hedging be undertaken to assure that a portion of the future gold production costs are covered by such hedging. At December 31, 1997, approximately 34% of the Briggs Mine production from current reserves was hedged with the following instruments:

                                               OUNCES       AVERAGE PRICE/OZ.
                                               ------       -----------------
                      Forward Contracts          127,750            $431
                      Put Options                 11,800            $380
                      Gold Loan                   59,593            $388
                                                --------            ----
                                                 199,143            $415
                                                ========            ====


         7. The loan agreement places limitations on additional indebtedness during the term of the loan.

         8. The Company is required to maintain a debt service reserve account which is equal to 3 months of debt service requirement funded out of project cash flow.

         The Company was not in compliance with certain conditions of the loan agreement as of December 31, 1997. See Note 8(a) to Consolidated Financial Statements.

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

         Pumice is a type of volcanic rock characterized by a cellular structure with a relatively low density. In December, 1997, the Company purchased the mine which supplied the raw ore to the Santa Fe, New Mexico, processing facility. Located approximately 50 miles north of Santa Fe, near the town of Espanola, the deposit is of sufficient quantity and quality to supply ore to meet production and sales forecasts for a decade. The Company has also outfitted its processing facility with new milling and drying equipment which will permit production of finely grained products that are anticipated to be sold at high unit values into several industries. (See "Item 2 - Properties - Production Properties - Santa Fe Operation.")

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $331 and $388 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can completely change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging was required in connection with securing loan facilities. In connection with the Company obtaining a loan facility for its Briggs Mine in 1995, a portion of the Mine's production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1997, approximately 34% of the Briggs Mine production from current reserves was hedged through a gold loan, forward contracts, and put options at an average price of $415 per ounce.

CUSTOMERS

         During 1997, the Company sold its gold and silver production primarily to two precious metal buyers, NM Rothschild & Sons Limited and Bayerische Vereinsbank AG. During 1996, the Company sold its gold and silver production to NM Rothschild & Sons Limited. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company. The Company's industrial mineral products are sold to numerous customers and in several markets, and the loss of any one customer would not materially affect the Company's operations.

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

         The Company has spent approximately $4.3 million on reclamation and closure activities at the Kendall Mine through December 31, 1997, and expects to spend approximately $1.4 million during 1998 and a further $2.5 million beyond 1998 through mine closure. At December 31, 1997, the Company has fully accrued for its remaining anticipated expenditures. The Company currently maintains a $1.9 million bond with the Montana Department of Environmental Quality to ensure appropriate reclamation.

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

         The cost of acquiring permits for the McDonald project could exceed $12.0 million. The Blackfoot River, which flows within a mile of the McDonald project, has received extensive publicity in the environmental press. Compliance with existing federal and state laws will insure that the McDonald project will not cause undue harm to the river. The Company cannot accurately predict or estimate the level of publicity or environmental activism that could arise around the project, nor can it predict what effect, if any, such publicity or activism will have on the ability to bring this project into operation.

         Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in "Item 2-Properties."

         To date, the Company has done only minor work on its Latin American and African properties which involved surface disturbance. A limited amount of hand trenching has been conducted and reclaimed on one Brazilian property.
Hand dug and mechanical trenching and limited drilling has been conducted on two properties in Ethiopia. Although some of the countries in which the Company works have not as yet developed environmental laws and regulations, it is the Company's policy to adhere to North American standards in its foreign operations. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on our operations.

         The Company believes that it is currently in compliance with all applicable environmental regulations.

EMPLOYEES

         As of March 1, 1998, the Company and its wholly-owned subsidiaries employed 203 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

SEASONALITY

         Seasonality does not have a material impact on the Company's operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

         Other than (i) interests in mining properties granted by governmental authorities and private landowners; and (ii) the use of the trade names "DiaFil" for the marketing of its diatomaceous earth products, "SafSil" for marketing its fine-grained volcanic ash products and "Navajo Brand" for marketing its coarse-grained pumice products, the Company does not own any material patents, trademarks, licenses, franchises or concessions.


ITEM 2.   PROPERTIES

         The table on the following page provides a summary of the most significant properties in which the Company has an interest. More detailed information regarding each of these properties is provided in the text that follows.

                   CANYON RESOURCES CORPORATION'S PROPERTIES

                                                                                           Development     Anticipated
                                                              Date      Acquisition      Capital to make      Time of
                                                            Interest      Cost of            Property     Commencement of
    Property        Interest     Nature of Interest         Acquired     Interest1         Operational       Operations
    --------        --------     ------------------       ------------   ---------       ---------------  ---------------
  PRODUCTION PROPERTIES

     Briggs Mine     100%       Unpatented Mining Claims      1990     $7.7 million      $42.2 million    In production
     Kendall Mine    100%       Mineral Lease              1987, 1990  $15.2 million     $1.6 million     In reclamation

     Diatomite       100%       Unpatented Mining Claims      1987     $1.2 million      None3            In production
                                and fee land, lease of
     Mine/Plant                 plant site

     Pumice Plant    100%       Fee ownership                 1996     $1.5 million      None3            In production
     Pumice Mine     100%       Fee ownership                 1997     $0.95 million     None3

  DEVELOPMENT PROPERTIES

     Seven-Up Pete   100%       Mineral Leases             1990, 1997  $10.2 million4    $230 million     2001
     Venture                                                                             (estimated)

  EXPLORATION PROPERTIES


     Panamint        100%       Unpatented Mining Claims      1990     $0.3 million      Unknown          Unknown
     Range
     Mountain View   (100%)2    Unpatented Mining Claims   1992, 1995  $0.6 million      Unknown          Unknown

     Montana         (100%)2    Mainly fee mineral            1990     $2.1 million      Unknown          Unknown
     900,000 acres              rights

     Arroya          (100%)2    Mineral License               1994     Nil               Unknown          Unknown
     Cascada
    (Argentina)

     Other           (100%)2    Mineral Claims (Cateos)       1994     Nil               Unknown          Unknown
     Argentine
     properties
     Rio Maria       100%       Mineral Concessions           1996     Nil               Unknown          Unknown
     (Brazil)                   (Alvaras)

     Dominican       (40%)2     Mineral Concessions        1987-1988   Nil               Unknown          Unknown
     Republic
     properties

     San Pedrito     (100%)     Mineral Concession            1995     Nil               Unknown          Unknown
     (Panama)
     Ethiopian       100%2      Exploration Licenses       1995-1996   Nil               Unknown          Unknown
     Properties

     Chegutu         (100%)2    Exploration License           1995     Nil               Unknown          Unknown
     (Zimbabwe)

1        Net to Canyon's interest in the property.
2        Subject to joint-venture earn-in or purchase provisions.
3        Property acquired while in production.
4 To date - an additional amount of not less than $95 million nor more than $145 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.

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

         Operations

         The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. The ore is crushed in three stages to a minus 1/4 inch size and is conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into dore bars on site. The Company expects to increase the initial design production rate to 90,000 ounces per year in 1998 and onward.

         Mine development and construction of facilities began on December 16, 1995. Facilities include a 12,000 ton per day crushing plant, leach pad, process ponds, recovery plant, office and lab buildings, and a maintenance shop. Crushing of ore commenced on July 29, 1996, and first gold production occurred on October 16, 1996. Limited production was realized through the remainder of 1996, yielding 3,417 ounces of gold.

         In March, 1997, the Briggs Mine achieved commercial production levels, and, for the year, produced 66,769 ounces of gold and 19,215 ounces of silver. During 1997, 9.3 million tons were mined, of which 2.8 million tons were ore with an average grade of 0.033 ounce of gold per ton and a waste-to-ore strip ratio of 2.3 to 1.

         Lower crushing throughput and higher than expected operating costs were experienced in 1997, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers. In early 1998, these units were replaced with three cone crushers with the objective of reducing costs and increasing throughput. A scheduled expansion of the leach pad was completed during the year at a cost of $2.1 million. This expansion was financed by drawing on the final $4.0 million tranche of the Company's loan facility (See "Item 1 - Business - Financing.")

         Statistical production and financial data for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS

                                                                    1997            1996
                                                                 -----------     -----------
          PRODUCTION
             Tons Mined (waste and ore)                            9,321,500       5,516,600
             Tons Ore Mined                                        2,845,300         798,300
             Gold Grade of Ore (oz/ton)                                0.033           0.043
             Strip Ratio (tons waste/tons ore)                         2.3:1           5.9:1
             Gold Production (oz)                                     66,769           3,417
             Silver Production (oz)                                   19,215             654
             Recoverable Gold Inventory (oz)                          23,899          24,267

          FINANCIAL
             Ounces of Gold Sold (1)                                  68,436           1,500
             Average Gold Price Realized                                $424            $406
             Revenue from Mine Operations (1)                    $27,491,500        $608,600
             Cash Operating Cost Per Ore Ton Mined                     $6.27             N/A
             Cash Operating Cost Per Ounce(2)                           $290             N/A
             Total Production Cost Per Ounce (2)                        $383             N/A
             Operating Earnings (3) (4)                             $882,900             N/A
             Capital Expenditures (4)                             $3,141,600     $28,083,500
                                                                  ===========    ===========


           MINEABLE RESERVES (1/1/98)                               $350 GOLD       $300 GOLD
                                                                  -----------    ------------
              Tons Ore                                             24,823,300      20,534,300
              Grade                                                     0.034           0.034
              Contained Gold Ounces                                   831,700         699,840
                                                                  ===========     ===========

          (1) Proceeds from 1996 gold sales and 8,150 ounces in 1997 credited against development costs.
          (2)  As calculated under The Gold Institute's Production Cost Standard
          (3)  Prior to interest income (expense) and other non-operating items
          (4)  Excludes exploration and development drilling

         Development

         drilling in 1997 at North Briggs and Goldtooth, located immediately north and south, respectively, of the Briggs Mine, identified the following mineable reserves, which are included in the above Briggs Mine reserves:

                                     $350 GOLD PRICE                             $300 GOLD PRICE
                               --------------------------------         ---------------------------------
                               ORE TONS      GRADE       OUNCES          ORE TONS        GRADE    OUNCES
                               ---------     -----      -------         ---------        -----    -------
 Goldtooth                     3,016,000     0.037      113,000         2,537,600        0.037     93,100

 North Briggs                  3,758,000     0.052      195,000         2,805,800        0.055    153,700
                               ---------     -----      -------         ---------        -----    -------
                               6,774,000     0.046      308,000         5,343,400        0.046    246,800
                               =========     =====      =======         =========        =====    =======

         The reserves at North Briggs were defined by 151 drillholes and occur subparallel to the topography, along a low-angle detachment fault, with increased thickness of mineralization eastward approaching the high-angle regionally persistent Goldtooth fault. The gold mineralized structure at North Briggs is still open to the northeast and east. The Goldtooth reserves, defined by 132 drillholes, occur primarily in steeply dipping orientation within favorable rock units adjacent to the Goldtooth fault.

         Environmental Regulation

         The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land Management:
2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Construct and Permits to Operate, Great Basin Unified Air Pollution Control District; and 5)
Section 404 Dredge and Fill Permit, Army Corps of Engineers. The permits issued to date are adequate for all mine operations involving currently identified mineable reserves in the Briggs deposit. Additional permits will be required to allow mining of the Briggs North and Goldtooth deposits. A local environmental group, allied with the Timbisha Shoshone Indian Tribe (collectively Appellants), has initiated various actions in opposition to the Briggs permits. The Company has prevailed in all actions at the administrative, trial court, and appellate level.

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

         The Kendall Mine was developed as an open-pit, heap-leach gold mine in September 1988, under the management of the Kendall Venture, a joint venture between the Company and Addwest Gold, Inc. (Addwest). On January 26, 1990, the Company acquired all of the issued and outstanding common stock of Addwest and through its wholly owned subsidiary, CR Kendall Corporation, became the operator and sole owner of the operating interest in the Kendall Mine.

         Operations

         Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January, 1995. Leaching of the remaining gold in the heap leach pads continued through early 1997. All economic gold has now been recovered, and the mine is currently in a reclamation and closure mode.

         During 1997, the two heap leach pads were rinsed of residual cyanide by continuous circulation of water and a treatment plant using reverse osmosis technology was installed to reduce dissolved metals so that water from the process system could be discharged. The Company expects to re-contour and cover the heap leach pads with an engineered cap of clay and topsoil and commence revegetation efforts of the heaps in 1998. The Company is currently evaluating long-term water treatment technologies for expected residual draindown of the heaps and waste-rock dump seepage.

         Statistical production and financial data of the Kendall Mine for the last five years is shown on the following table.

                            KENDALL MINE OPERATIONS


                                                      1997          1996           1995         1994          1993
                                                      ----          ----           ----         ----          ----
    PRODUCTION
Tons Mined (waste and ore)(000)                        --              --              45        7,570        6,183
Tons Ore Mined (000)                                   --              --              21        1,588        1,737
Gold Grade of Ore (oz/ton)                             --              --           0.079        0.044        0.049
Actual Strip Ratio (tons waste/tons ore)               --              --           1.1:1        3.8:1        2.6:1
Gold Production (oz)                                  633           3,607          16,624       48,391       54,203
Silver Production (oz)                                131           1,762           7,429       22,503       29,218
Recoverable Gold Inventory (oz)                        --              --           7,000       20,608       13,344
   (unleached gold in heap and ore stockpile)


FINANCIAL (NET TO CANYON)

Ounces of Gold Sold1                                  622(7)        3,269(6)       16,386       45,877       51,113
Average Gold Price Realized ($/oz)                    327(7)          392(6)          386          374          353
Revenue From Mine Operations ($000)                   204(7)        1,282(6)        6,331       17,154       18,027
Operating Cost/Ore Ton Mined ($)2                      --(3)           --(3)           --(3)      6.87         6.55
Operating Cost/Gold Ounce Sold ($)2                    --(5)           --(5)          362          238          223
Operating Earnings ($000)                              --(5)           --(5)          391(4)     6,240        6,650
Capital Expenditures ($000)                            --              --             168          477        1,115


1    Gold production net to Canyon after payment in kind of 5% royalty.
2    Includes royalty, severance taxes, overhead, and reclamation reserve.
3    Not meaningful, as active mining of new ore ceased in January, 1995.
4    Prior to provision for final site restoration of $1.1 million.
5    Not meaningful due to low production levels.
6 Through September 30, 1996. Subsequent sales and proceeds (138 ounces and $51K of proceeds) credited against reclamation costs.
7    Credited against reclamation costs

     Environmental Regulation & Reclamation

     The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ) and other regulatory agencies. A life of mine permit was granted by these agencies on November 1,

1989. In 1996 the Company completed a land exchange with the U.S. Bureau of Land Management (BLM). The BLM no longer holds regulatory authority over the Kendall Mine. The Company is negotiating details of final mine closure with the DEQ. DEQ has approved the portions of the closure plan related to recontouring, revegetation, drainage and heap dewatering. Discussions of long-term water handling and heap closure methods continue.

     In early 1996, the Company installed a system to capture and collect drainage from certain mine facilities. The DEQ, the Environmental Protection Agency, and the Company have inspected the system subsequent to its initial installation and have agreed on system improvements which have been completed. The Company will maintain, monitor, and, if necessary, improve the system until the DEQ determines that the system is no longer needed. In October 1997, the Company applied for a Montana Pollutant Discharge Elimination System (MPDES) permit to cover seepage from waste rock piles. The DEQ is reviewing the permit application.

     The Kendall Mine uses internal and external technical experts to monitor and insure environmental compliance. The Company believes the operation is currently in material compliance with all environmental and safety regulations.

     The Montana Department of Environmental Quality requires that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation of the Kendall Mine. Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. During 1997, approximately 4.4 disturbed acres were reclaimed, and no additional acres were disturbed. The Company's reclamation expenditures in 1997 were approximately $1.8 million, primarily related to treatment and disposal of process water, capture and treatment of waste rock dump seepage, and improved drainage and sediment controls.

     Final reclamation will require disposal of captured water, recontouring of spent ore heaps, roads and other areas and redistribution of topsoil and reseeding of some disturbed areas. Bond release on the property will only take place once the regulatory agencies have given final approval to all closure measures and are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure.


FERNLEY OPERATION

         The industrial mineral activities of the Company are conducted through its wholly owned subsidiary, CR Minerals Corporation. The Company produces and markets diatomite under the trade name of DiaFil and sells the product both by a distributor network as well as directly to customers. Diatomite or diatomaceous earth consists of non-crystalline siliceous skeletal remains of single cell aquatic plants. The unique properties of diatomite allow it to be used in a wide variety of applications. The Company has developed a wide range of diatomite products. These products are differentiated based on particle size distribution, which yields different physical properties. The main characteristics of diatomite that are important to its use in industrial products are unique structure, large surface area, high absorption of liquids, mild abrasive qualities, low bulk density, low thermal conductivity, chemical inertness, high silica content, and low impurities. Diatomite is used to manufacture a broad variety of industrial materials, such as paints, plastics, asphalt coatings, insecticides, fertilizers, and polishes. In addition, the Company has undertaken research as to the uses of diatomite in poultry and livestock feed.

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

         CR Minerals conducts mining and hauling with its own equipment and staff. The diatomaceous earth ore is mined from an open-pit and hauled by truck approximately 15 miles to the diatomite plant in Fernley, Nevada. Initially the diatomite is crushed to aggregate size, and then simultaneously milled and dried in a high volume stream of hot air. The dried diatomite is collected in cyclones for subsequent size classification by mechanical means or air classification. The coarser and denser accessory minerals are removed, and the diatomite particles can then be segregated by size fraction. Generally, the finer the size fraction, the higher the value. The processing facility has a capacity of 40,000 tons per year of processed diatomite and can load finished product in bulk rail cars, bulk bags, or standard 50 and 55 pound bags which can be shipped by rail, truck, and as ocean cargo. The processing facility has been in operation since the 1950's. Since acquisition in 1987, the Company has made capital improvements including additional air classification equipment, storage bins, bulk bag loading facilities, new laboratory and warehouse facilities. Ample diatomite reserves exist for more than two decades of production at near capacity rates.

         The plant produces a natural diatomite product that is composed mainly of noncrystalline silica. DiaFil products typically contain crystalline silica that ranges from less than 0.1% to under 1%. Competitive calcined diatomite products contain up to 70% crystalline silica. Long-term exposure to crystalline silica is believed to cause pneumoconiosis or fibrotic lung disease. Recent work by the International Agency for Research on Cancer (IARC) of the World Health Organization has highlighted the link between cancer and crystalline silica. The Company believes that the low amount of crystalline silica in its DiaFil products is aiding in its marketing activities.

         The Company's diatomite operations are subject to local, state and federal laws and regulations. These laws and regulations primarily apply to air quality and plant emissions resulting from mining, crushing, drying, size classification, and packaging operations. Pursuant to recently enacted Nevada statutes, the Company has submitted mining reclamation plans for three diatomite deposits. The Company currently mines diatomite from one of these deposits and a prior operator mined from the other two deposits. All of the deposits have been mined by previous operators under regulatory policies much different than those in existence today. Regulatory agencies have issued mining permits for two of the deposits and are currently reviewing the application on the third deposit. The company has posted a reclamation assurance that covers the three deposits in the total amount of $160,000.

         Mining from one deposit is currently being conducted on private land owned by the Company and the other two deposits are located on unpatented mining claims. Patent applications were filed in 1993 for claims that contain additional diatomite deposits. Patents have not yet been issued. The land on which the processing facility is located is leased from the Southern Pacific Railroad, but the facilities are owned by the Company. This lease expires in September 2007 and requires monthly payments of $1,102.


SANTA FE OPERATION

         In mid 1996, CR Minerals Corporation acquired a pumice and volcanic glass processing plant from American Pumice Company. This production facility is located in Santa Fe, New Mexico. From mid-1996 to the end of 1997, ore was purchased from two separate sources and hauled by truck to the plant site where it was stockpiled for processing. In December, 1997, CR Minerals purchased the mine that fed the majority of the raw ore to the Santa Fe plant from Western Mobile Santa Fe, Inc. The mine is located 50 miles north of the processing plant near Espanola, New Mexico. The ore is dried, milled and classified into various products by size fraction. Finished product can be shipped from the plant by bulk rail cars, bulk bags or 50 pound bags. In 1997, the plant was upgraded with the addition of a new drying system, a new primary grinding system, new air classification system as well as other new equipment to enhance productivity and ensure quality control.

         Pumice is formed when gases are released from molten volcanic rock to generate a froth that cools and solidifies as rock. Rapid cooling forms a rock that is non-crystalline in nature (volcanic glass) and frequently contains bubbles or vesicles which range in size from a few thousandth of a millimeter to over a centimeter. Pumice is dominantly non-crystalline silica with a low density that has numerous industrial applications.

         The Company produces two main product lines at the Santa Fe facilities. Coarser-grained pumice products are sold into the abrasives and filler markets. Pumice sold in these markets is marketed under the trade name of Navajo Brand. Finer-grained volcanic glass products are sold under the trade name of SafSil. Because of the very low crystalline silica content (nondetectable) of the SafSil products, the Company anticipates a marketing advantage for its products as a substitute for ground crystalline silica. The health hazards of crystalline silica are well established and as discussed above in the section on the Fernley Operation, its link with cancer is a major health concern for long term exposure.

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


DEVELOPMENT PROPERTIES


SEVEN-UP PETE VENTURE

         General

         Prior to September 25, 1997, through its wholly owned subsidiary, CR Montana Corporation (CR Montana), the Company owned a 27.75% interest in the Seven-Up Pete Venture (SPV) which includes the Seven-Up Pete gold deposit, the McDonald gold deposit, and the Keep Cool exploration property. Phelps Dodge Mining Company was the operator of the SPV.


         On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Joint Venture, including the McDonald Gold Project, from Phelps Dodge Corporation (Phelps Dodge). The purchase increased Canyon's effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which shall be no less than $100 million and no more than $150 million. No additional payments are required until after all permits have been achieved or construction commences. The largest part of the purchase price, $20 to $30 per mineable reserve ounce attributable to the former Phelps Dodge ownership, is to be paid after all permits have been obtained and construction of the mine is underway. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets being transferred from Phelps Dodge to Canyon.

         The Seven-Up Pete and McDonald properties are located six to eight miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The SPV consists of approximately 35 square miles of patented and unpatented mining claims and mineral leases of fee and state land, in general subject to a 5% net smelter returns royalty. During 1994, the state lease upon which substantially all of the currently identified McDonald orebody is located was amended. The amendment extended the primary term for a period of 16 months beyond the time required for review and approval of permit applications for development of the property, including the time required to resolve any appeals of permit approvals. In addition, the lease may also be held thereafter by the production of minerals in paying quantities or the payment of a delay rental of $150,000 per month. The amendment also, along with similar amendments to five other adjacent state leases, provides for cross-mining on all six leases and the consolidation of the six leases under a single management unit.

         During 1997, the Company funded a total of $3.1 million for SPV expenditures, 27.75% of the expenditures prior to the purchase from Phelps Dodge and 100% of the expenditures since that date.

         Geology and Exploration

                 McDonald Property

         During 1989 and 1990, exploration conducted on the McDonald property included geophysical and geochemical surveys, preliminary metallurgical testing, and drilling of 76 holes for a total of 41,331 feet. This early exploration drilling discovered a sizeable gold deposit. The McDonald property is partially covered by a siliceous sinter deposited by an ancient hot spring system. The sinter overlies shallow dipping volcanic units which have been strongly fractured and mineralized. The gold mineralization occurs primarily in a favorable rhyolitic volcanic unit. Drilling on the McDonald property continued from 1991 through 1994. Analysis of the drill data through the end of 1992 indicated that the McDonald deposit contains 8.2 million ounces of gold within 414.4 million tons of mineralized rock with an average grade of 0.020 ounce of gold per ton (opt), using a cutoff grade of 0.008 opt.

         In 1993 Davy International completed a Feasibility Study that indicated that 205.1 million tons of the McDonald deposit, with an average grade of 0.025 opt and containing 5.2 million ounces of gold, could be mined economically (at a gold price of $375/oz.) in an open-pit, heap-leaching operation. The study indicated that mining and crushing of 121 million tons of ore above a 0.016 opt cutoff grade (with an average grade of 0.034 opt) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade ore (averaging 0.012 opt) could, with an expected average 72% recovery of the contained gold, produce approximately 300,000 ounces of gold per year over a 12-year mine life. The expected waste-to-ore ratio would be 2.1:1. Initial capital costs for the project, including pre-production
stripping, were expected to be approximately $188 million.   Operating costs,
including royalty, severance and property taxes, and reclamation reserve, were expected to be approximately $231 per ounce of gold produced.

         Through the end of 1996, the McDonald gold deposit had been defined through the drilling of 609 drillholes, containing 469,000 feet, over an area of approximately 8,000 feet in east-west dimension and 5,000 feet in north-south dimension. Seventy-nine of these drillholes, including 56,300 feet, were coreholes. This data base includes 168 holes drilled since the 1993 Feasibility Study. Every five foot sample interval has been assayed by outside commercial labs for its gold content, with routine check assays. The rock obtained in the coreholes was used extensively for metallurgical testing of leaching characteristics of the deposit.

         In late 1997, Canyon undertook a complete remodeling of the McDonald gold deposit, with all of the drill data. In the remodeling work, samples from every five-foot interval of all of the drillholes were re-examined. The remodeling was conducted under the direction of MRDI, Canada, an international consulting engineering firm. The remodeling indicates that the McDonald gold deposit contains 9.3 million ounces of gold, averaging 0.019 opt, using a cutoff grade of 0.008 opt; including 6.0 million ounces, averaging
0.029 opt, using a cutoff grade of 0.016 opt; including 4.9 million ounces, averaging 0.034 opt, using a cutoff grade of 0.020 opt.


                              MCDONALD GOLD DEPOSIT
                                MINERAL INVENTORY

                      Cut-off Grade        Tons            Grade        Ounces Gold
                       (opt gold)       (millions)      (opt gold)      (thousands)
                      -------------    ------------     -----------     -----------
                            0.006            644.2           0.016         10,299
                            0.008            494.5           0.019          9,280
                            0.012            312.5           0.024          7,508
                            0.016            207.2           0.029          6,058
                            0.020            142.3           0.034          4,901
                            0.025             92.1           0.041          3,786
                            0.035             45.6           0.053          2,436


         Canyon's ongoing engineering analysis projects that gold can be produced profitably from the McDonald deposit at gold prices in the $300 to $350 per ounce range. Under the current $350 gold-price mine plan, mineable reserves containing 6.9 million ounces of gold would be mined, with the production of 4.7 million ounces of gold and 10 million ounces of silver over a 12-year period. Under this mine design, mining and crushing of 107 million tons of ore above a 0.020 opt cutoff grade (with an average grade of 0.037 opt) and mining and direct loading onto a leach pad of an additional 260 million tons of lower grade ore (averaging 0.012 opt) would, with an expected average recovery of 81% of the contained gold from the crushed rock and 52% from the run-of-mine rock, would produce approximately 400,000 ounces of gold per year over the mine life. Cash operating costs for the $350 gold-price mine plan are estimated at $176 per ounce. Initial capital costs are estimated at approximately $227 million. More detailed engineering work in 1998 will cause these numbers to be further defined.

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

         The agencies hired experienced consulting firms to prepare the EIS. The consultants will complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies have completed "scoping" and are actively preparing the EIS. The SPV expects that permits for the project could be issued in the second quarter of 1999.

         Most of the McDonald gold deposit occurs on land owned by the State of Montana and is subject to a 5% net smelter returns royalty payable principally to Montana Tech, part of the state university system. A minor portion of the McDonald gold deposit occurs on land owned by the Sieben Ranch Company (SRC) and is subject to a 5% net smelter returns royalty. In 1997, the SPV entered into a purchase option agreement with the SRC whereby, after all permits to construct the mine are achieved, SPV will purchase all of the SRC lands that are included in the McDonald mine plan. The royalty would still be payable to the SRC upon production.

         A sizeable permitting and engineering budget is projected for the McDonald Gold Project for 1998 and 1999. Such work will include completion of the many permits necessary for project construction, modest infill drilling to further refine the mine-plan sequencing, detailed engineering, and a bankable feasibility study.

                 Seven-Up Pete Property

         Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the Seven-Up Pete property. By 1993, the total drilling on the property was 378 holes for 159,410 feet of drilling. A draft preliminary Feasibility Study was completed in January, 1993, updating an earlier 1991 study. The 1993 Preliminary Feasibility Study indicates that the Seven-Up Pete gold deposit contains 10.3 million tons of mineralized rock with an average grade of 0.058 ounce of gold per ton.

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

         An Environmental Impact Statement (EIS) is currently being prepared by three co-lead agencies, DEQ, DNRC, and COE. This EIS will be used to support all of the major permit decisions. Agency decisions on the permits could be forthcoming by the second quarter of 1999. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur. In the 1996 elections, the Montana voters rejected an anti-mining initiative, thus removing a potential obstacle to development of the McDonald project.


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


BRIGGS/PANAMINT PROPERTIES

         Significant gold mineralization occurs within the Briggs claim block which extends for 12 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Gold Tooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. (See "Item 2 - Properties - Briggs Project - Development" for a discussion of Goldtooth and North Briggs). In 1991 considerable drilling was conducted on the Gold Tooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994 the WSA designation was removed from the entire claim block.

         Several areas identified as drill targets in the Pleasant Canyon and Jackpot areas were drilled in 1997. This drilling resulted in the interception of ore-grade gold mineralization in six widely spaced drill holes in the Pleasant Canyon area. The gold mineralization appears to occur as two horizons that can be traced from the surface to a depth of at least 535 feet below the surface. A reconnaissance drilling program was also conducted at the Jackson prospect, whereas only two new holes were drilled at the Cecil R prospect. The drilling at Jackson intercepted potentially ore- grade gold mineralization that appears to trend northward from the area of drilling. The two drill holes at Cecil R did not add to the previously defined 2.2 million tons of mineralized rock containing 84,000 ounces of gold with an average grade of 0.038 ounce of gold per ton.

         An aerial geophysical program was conducted across the entire claim block in 1996 and was followed up with ground reconnaissance in 1997. The geophysical data will be used to assist further exploration for concealed gold deposits on the property.


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

         In 1996, HMC expended $555,000 on the Mountain View project. Work consisted of mapping, rock sampling, geophysical surveys, trenching and drilling. A total of 43 holes and 26,545 feet of reverse circulation drilling was completed in various new target areas in the central and western portions of the property. No new gold mineralized zones were encountered by 1996 drilling and HMC terminated the exploration agreement in November, 1996.

         In June, 1997, the Company entered into a Purchase and Sales Agreement with Mountain View Gold Inc. (MVG). The agreement gives MVG the right to purchase the property by paying the Company $3.0 million over three years and expending $1.25 million in exploration work on the property. In 1997, MVG paid $0.3 million to the Company and expended approximately $0.1 million on the property. MVG, at any time, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property.

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

         During 1995, BHP Minerals expended $200,869 on surface exploration and drilling on the Company's property. Eight drill holes totaling 2,960 feet were drilled on one prospect in the Garnet Range, generally with negative results.
A large (1,200 square mile) stream sediment sampling program identified over 20 potential base and/or precious metal targets.

         During 1996, BHP expended $381,662 on exploration of the property, focusing primarily on regional reconnaissance. Three precious metals project areas were identified in the central portion of the property and are scheduled for detailed evaluation during 1997. Twenty unpatented lode mining claims were staked by BHP and were added to the exploration agreement. As a follow-up evaluation to base and precious metals target areas generated in 1995, extensive stream sediment sampling and reconnaissance was conducted in the northwest portion of the property. No specific project areas have been identified to date. However, surface work will continue in 1997. During 1996, one 1,500 foot exploration drill hole was completed on a stratabound copper-silver occurrence. Results were discouraging and the target has been abandoned.

         During 1997, BHP expended $340,872, focusing primarily on reconnaissance in the central block of the property. Four areas containing gold-stream sediment anomalies were identified through the collection and analysis of 1,200 samples. In addition, 9 drill holes totaling 3,140 feet were completed at various areas on the property. Results suggest further drilling and geologic mapping is warranted in 1998.

         In October 1995, the Company entered into a Mining Venture Agreement with Kennecott Exploration Company (Kennecott) to explore approximately 2,100 acres in the Lincoln Valley, adjacent to the Seven-Up Pete Joint Venture. During 1995 and 1996, Kennecott expended $162,000 by conducting geologic mapping, rock and soil geochemical sampling and geophysical surveys on the Lincoln Valley properties. Several structural zones were identified along portions of which anomalous gold and indicator minerals were identified. Due to a major reorganization of its U.S. exploration efforts, Kennecott discontinued exploration of the property and terminated the agreement in August, 1996.


LATIN AMERICAN EXPLORATION

         ARGENTINA

         The Company decided in 1995 that other areas in Latin America and Africa offered better potential to find and develop gold resources than Argentina. The Company decided to market its Argentine properties to other mining companies in joint ventures or options. The Company closed its Argentina office in October, 1995, and has maintained Argentinean activities through the use of consultants since that time.

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

         In April, 1996, PDA terminated their interest in the four CRIC properties in Santa Cruz Province but continued to explore on the 724 square kilometer Arroyo Cascada property in Chubut Province. The Arroyo Cascada property contains strongly anomalous gold values in rocks, soils, and stream-sediments within an altered volcanic pile, suggestive of a buried
porphyry system with potential for both gold and copper.   PDA conducted soil
geochemical sampling, geologic mapping, induced polarization geophysical surveying and drilled five holes totaling 1024 meters at Arroyo Cascada during 1996. In 1996 PDA expended $383,638 on the Arroyo Cascada property. In February, 1997, PDA notified CRIC that it was terminating the exploration agreement.

         In July, 1997, CRIC entered into an Exploration with Option to Joint Venture letter agreement covering the Arroyo Cascada property with Puma Minerals Corp. (Puma). By expending $2.0 million over four years on the property, Puma has the right to enter into a joint venture with CRIC as operator with a 50% participating interest. In 1997, Puma expended approximately $17,000 on the property, principally relating to geologic mapping and sampling.

         In July, 1997, CRIC entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Aeuropuerto Property. The Aeuropuerto property is an epithermal gold exploration prospect in highly altered volcanic rocks. Minera has agreed to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. Minera, at any time, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property.

         The Santa Cruz properties contain gold-bearing quartz veins and stockworks in volcanic rocks, similar to the nearby multimillion ounce Cerro Vanguardia gold deposit. In April, 1997, CRIC entered into an Exploration with Option to Joint Venture Agreement with D&F Incorporated (D&F). The agreement, as amended in October, 1997, allows D&F to earn an undivided 70% interest in the properties by expending $500,000 over a two year period. In 1997, D&F expended approximately $30,000 on the property, principally related to legal labor as required by the Ministry of Mines.

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

         Work on this project during 1996 was aimed at follow-up of reconnaissance gold stream sediment anomalies identified during the 1995 field season. The 1996 program of detailed stream sediment sampling and grid geologic mapping and soil sampling defined five target areas comprising favorable geology and geochemical anomalies in rock and/or soil. Each target area measures several kilometers in strike length by one-half to more than one kilometer in width. A preliminary trenching program was initiated at the end of the field season to test the soil gold anomalies. Work during 1997 consisted of additional trenching and infill sampling of anomalies. The trenching revealed gold mineralized in bedrock over several kilometers of strike. The Company expended $0.9 million on the Rio Maria project in 1997. Immediately adjacent to the Company's Rio Maria Project is a new discovery, Andorinhas, by Golden Star Resources Ltd. The Company believes drilling is warranted in several areas at Rio Maria and is actively seeking a joint venture partner to fund continuing work.

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

         Energold has, since acquiring the Option Agreement, been conducting exploration activities on several of the MH exploration concessions and on other areas in the Dominican Republic. Energold completed three core holes on the El Higo Exploration Concession in 1995 and, through January 1996, had completed five additional core drill holes on the adjacent Los Pedregones Concession. Drilling was halted at El Higo in September, 1995 due to environmental concerns expressed to the government Forestry Service by outside parties opposed to the project. Energold, at the request of the government, has conducted an environmental baseline assessment of the exploration work, which indicates that the environment will not be endangered by the work program. In the fall of 1996, permission to continue drilling at El Higo was granted and the program recommenced. Thirty-three diamond drill holes of a planned 50 hole program were completed by the end of 1996. In May, 1997, Energold applied for a new concession at El Higo, on a reduced area basis, which is currently pending before the Department of Mines. Eight additional drill holes were completed on the Los Pedregones Concession in 1997 with anomalous gold values indicated.

         In October, 1996, Energold entered into a farm-out agreement with Impact Minerals Inc. whereby Impact can earn a 60% interest in the Majagual Concession by delivering 100,000 treasury shares to Energold and spending C$1,250,000 on the property over a 4 year period. The agreement protects the interest of MH and will revert to MH should Energold fail to perform under the Option Agreement. During 1997, surface mapping, and geologic trenching on the concession indicates the possible presence of a porphyry copper system with anomalous gold values. Further work, including some drilling, is planned for 1998.

         In August, 1997, Energold was granted a six-month extension for purposes of completing the $3.0 million work commitment and exercise of the option to acquire all the issued and outstanding shares of MH. To date, Energold has spent in excess of $2.3 million on its Dominican activities.

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

         No substantive work was undertaken in 1997 at the San Pedrito concession. The Company is actively seeking a joint-venture partner to continue the work at San Pedrito.

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

         CRAL is concentrating exploration efforts in Ethiopia, while also evaluating property specific opportunities elsewhere in Africa. CRAL has acquired one property in Zimbabwe.

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

         The Megado-Serdo area is within a greenstone belt of metamorphic rocks of Proterozoic age. The property is located 10-15 kilometers southwest of the large Lega Dembi gold mine owned and operated by the Adola Gold Mine Enterprise. Government workers have conducted considerable exploration work and have identified several areas of gold mineralization associated with quartz veins within favorable schist horizons on the Megado-Serdo property and have conducted trenching and limited drilling. Most of the streams draining the Megado-Serdo area have had considerable placer mining activity. CRAL commenced a detailed review and compilation of prior government work at Megado Serdo in September, 1995, and conducted preliminary site studies in December, 1995.

         Field work at Megado-Serdo during 1996 included building of access road, line cutting, geochemical soil grid sampling of the entire license, geological mapping and trenching. By year-end, 3,678 soil samples and 1,429 trench samples had been collected. In-fill sampling in gold anomalous areas also commenced. In 1997 total exploration expenditures exceeded the second license year requirement of $750,000. The work included approximately 2,375m of trenching, 58 line km of induced polarization geophysical survey, 65 line km of radiometric geophysical survey, and 1,005m of diamond core drilling.

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

         Field work at Meleka-Abeba has included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. The stream sediment sampling has greatly expanded the area of anomalous gold in streams identified earlier by government workers. The first year of the license required a minimum expenditure of $250,000 which was met and a commitment was made to continue work into the second year of exploration which requires a $400,000 minimum expenditure. Field work at Meleka Abeba during the first year included building of access roads, lie cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. In year two of the license, this work led to a trenching program which discovered areas of strongly anomalous gold mineralization in bedrock. In late November 1997, diamond core drilling commenced to test several areas for near surface bulk mineable gold mineralization. Assay results of this drilling is pending.

         On February 6, 1996, CRAL entered into a joint venture agreement with JCI Limited (JCI), a large South African mining company, to finance gold exploration on CRAL's Exploration Licenses and license applications in Ethiopia. By funding $3.0 million in exploration expenditures on two licenses, JCI would earn a 51% joint venture interest.

         CRAL will be the manager of the joint venture through the exploration financing and JCI earn-in of its 51% interest. Thereafter, JCI will be the joint venture manager. JCI has the optional right to increase its ownership to 65% of any particular license by financing the lesser of an additional $4.5 million of expenditures or a bankable feasibility study on that license.

         The joint venture agreement with JCI also contemplates ongoing reconnaissance exploration activity by CRAL, throughout Ethiopia. CRAL can submit exploration ideas to JCI, and if accepted, JCI will fund all cost of such programs though issuance of a mineral license to earn a 51% joint venture interest in the project. Two such programs are currently active.

         In October, 1996, an application was submitted by the CRAL-JCI joint venture for a Mineral Prospecting License in the Tendaho Graben area covering 1100 square kilometers which was subsequently issued. A Mineral Prospecting License is valid for one year after which period, portions of the area may be converted to Exploration Licenses. The joint venture has committed to spend a minimum of $50,000 during the one year period. CRAL will be required to fund 49% of the costs.

         During 1997, CRAL and JCI expended $1.3 million on the various Ethiopian licenses and exploration activities.

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

(Cambrian), an Australian mining company. Under the terms of the agreement Cambrian could earn a 40% interest in the property by spending $240,000 on
exploration by September 14, 1997.   Cambrian can increase their ownership to
55% by spending an additional $240,000 by December 30, 1999. During 1997, Cambrian expended approximately $69,000 on the property, principally related to geophysical surveys, sampling and assaying. CRAL is currently evaluating certain proposed changes to the agreement due to the low expenditures levels incurred by Cambrian to date.

TITLE TO PROPERTY

         U.S. MINERAL PROPERTIES

         The Company's U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company.
Many of the Company's mining properties in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992, and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, a claim holder must pay a maintenance fee to the United States of $100 per claim per year for each assessment year instead of performing assessment work. In addition, a payment of $100 per claim is required for each new claim located. State law may, in some instances, still require performance of assessment work.

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

         Because the Company believes that it has established the existence of valuable mineral deposits in certain of its properties, and has maintained and improved the claims in the manner required by law, it has sought to enhance its rights in those properties by seeking issuance of mineral patents. In July of 1992, the Company caused four applications for mineral patent for the 20 lode mining claims comprising the then-known ore reserves at the Briggs property to be filed with the California State Office of the Bureau of Land Management
(BLM). On December 30, 1993, the Company caused five applications for mineral patent for the 15 placer mining claims which encompass known ore reserves on public lands for the diatomite operations conducted by the Company's subsidiary, CR Minerals, to be filed with the Nevada State Office of the BLM. On October 1, 1994, while the California and Nevada patent applications were pending, Congress imposed a moratorium on accepting and processing mineral patent applications within the Department of the Interior. Under the terms of the moratorium (as interpreted by the Secretary of the Interior), and solely as a result of the inaction of the California State Office prior to the time the moratorium became effective, the Secretary considers the California applications not to be exempt from the moratorium, and therefore will not allow them to be processed while the moratorium remains in effect. The Nevada applications are considered exempt by the Secretary and will be adjudicated even if the moratorium continues.

         Before the Secretary's position on the Nevada applications was known, the Company instituted litigation in the U.S. District Court for the District of Nevada to attempt to force the Secretary to construe all of the Nevada and California applications as exempt from the moratorium and to diligently process all of them, either by granting patents or by contesting the claims. However, the Court has declined to compel the Secretary to expedite processing of the applications. That decision is presently being appealed, but the Court's decision does not determine the validity of the claims, nor does it directly affect the Company's basic ability to conduct mining operations on the claims. The Company has no reason to believe that grounds exist for denial of any of the patents when and if they are ultimately adjudicated. However, there can be no assurance that such patents will be granted.

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or alter the provisions of the Mining Law of 1872. As of March 10, 1998, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such claims and the economics of existing operating mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation.

         The Company supports reasonable, rational changes to the Mining Law of 1872 and is currently active in industry efforts to work with Congress to achieve responsible changes to mining law. Although the exact nature or timing of any mining law changes cannot be predicted, enactment of any federal mining law changes would not affect the Company's Kendall, McDonald, or Seven-Up Pete projects, or the CR Minerals diatomite and pumice properties currently being mined, because these projects are not on federal lands. Other portions of the CR Minerals diatomite project, the Briggs project, the Mountain View project, and certain other exploration properties, however, do occur on federal mining claims and could be materially affected by such legislation.

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


LEASED PROPERTY

         The Company leases approximately 7,100 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires March 31, 1998. Rent is presently $8,878 per month. The Company expects to extend its lease on a month-to-month basis and enter into a longer-term commitment during the second quarter of 1998. The Company maintains storage and/or facilities in Golden, Colorado; Reno and Gerlach, Nevada; Lincoln, Montana; and Ridgecrest, California, on a month-to-month basis. CR Minerals maintains storage facilities in several states and leases land for its processing facilities in Fernley, Nevada, for $1,080 per month under a lease which expires September, 2007.

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

         The Inyo County Planning Commission approved the Briggs Project on July 12, 1995. This approval was appealed on July 26, 1995 by the Appellants to the Inyo County Board of Supervisors. On August 30, 1995, the Inyo County Board of Supervisors rejected the appeal and unanimously approved the Mine Reclamation Plan for the Briggs Mine. The Appellants, alleging that Inyo County made technical errors in the environmental review and public disclosure of the project, subsequently filed the following appeals in California Superior
Court: (1) a petition for a temporary restraining order, (2) a petition for preliminary injunction, and (3) a petition for Writ of Mandate. These petitions have been resolved in favor of the County and the Company as follows:
(1) on January 17, 1996, the Court denied the petition for temporary restraining order, (2) on February 16, 1996, the Court denied the petition for preliminary injunction, and (3) on August 20, 1996, the Court denied the petition for Writ of Mandate. Appellants appealed the Superior Court rulings to the California Court of Appeals. On March 17, 1998, the Court of Appeal affirmed the Superior Court's denial of the petition for writ of mandate, and thus rejected Appellants' challenge to the approvals granted by the County. The time within which to seek review of the Court of Appeal's decision by the California Supreme Court has not yet expired.

CR BRIGGS EXPLORATION PERMITS

         On December 4, 1996, the Inyo County Planning Commission approved the Mine Reclamation Plan for the exploration within the Briggs claim block. Appellants appealed that decision to the Inyo County Board of Supervisors. On January 28, 1997, the Inyo County Board of Supervisors rejected Appellants' appeal and approved the Mine Reclamation Plan for the exploration within the Briggs claim block. On February 13, 1997, Appellants filed a petition for Writ of Mandate and complaint for injunctive relief in Inyo County Superior Court. On February 19, 1997, the Superior Court denied Appellants' request for a
temporary restraining order.   On June 9, 1997, the Superior Court denied
Appellants' complaint for injunctive relief. The statutory limit on time to appeal the decision has passed and Appellants have no further recourse in California on this matter.

         On December 23, 1996, Appellants filed an administrative appeal with the IBLA challenging the approval of a Plan of Operations for exploration withing the Briggs claim block. The appeal was denied by the IBLA on May 23, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of security holders in the last quarter of 1997.

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


                                   COMMON STOCK            WARRANTS

                                   High        Low       High      Low
                                   ----        ---       ----      ---
                1997
         Fourth Quarter           $2.88       $1.00       -        -
         Third Quarter            $2.88       $1.75       -        -
         Second Quarter           $3.38       $2.31       -        -
         First Quarter            $3.44       $2.25       -        -

                1996
         Fourth Quarter           $3.13       $2.31       -        -
         Third Quarter            $3.00       $2.38       -        -
         Second Quarter           $3.88       $2.69     $0.13    $0.03
         First Quarter            $3.63       $2.38     $0.50    $0.02


         On March 10, 1998, the high and low prices for the Company's common stock were $0.94 and $0.81, respectively. These prices do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions. Price quotations were provided by NASDAQ through August 16, 1996. From August 19, 1996 AMEX provided quotes.

         As of March 10, 1998, there were approximately 1,325 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 6,150.

         As of March 10, 1998, there were 15 holders of record of non-trading warrants to purchase common stock. As of March 10, 1998, there were outstanding; a) 46,107,074 shares of common stock; b) 2,595,349 warrants to purchase common stock; and c) 2,499,200 employee and non-qualified stock options to purchase common stock.

DIVIDENDS

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

SALE OF UNREGISTERED SECURITIES

         On September 10, 1997, the Company issued 50,000 shares of its $0.01 par value common stock bearing a restrictive legend to Kennecott Exploration Company (Kennecott). The shares were issued as partial consideration for terminating a previous agreement to purchase the Cahuilla exploration property. Fair market value of the 50,000 shares on the date of issue was $106,200. The securities issued to Kennecott, a sophisticated investor, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.



                                                                   DECEMBER 31,
                                   -----------------------------------------------------------------------------
                                       1997             1996            1995            1994            1993
                                   ------------     ------------     -----------     -----------     -----------
SUMMARY OF CONSOLIDATED
BALANCE SHEETS

Working Capital                    $  2,581,200     $  6,460,600     $26,323,200     $14,953,000     $19,301,600
Current Assets                       13,514,300       12,286,500      28,922,700      18,318,100      24,264,500
Total Assets                         97,282,100       84,384,300      72,424,200      52,187,600      53,235,700
Current Liabilities                  10,933,100        5,825,900       2,599,500       3,365,100       4,962,900
Long-term Obligations                31,310,500       30,117,800      49,754,200      23,468,900      22,846,300
Total Liabilities                    42,243,600       35,943,700      52,353,700      26,834,000      27,809,200
Common Stockholders' Equity          55,038,500       48,440,600      20,070,500      25,353,600      25,426,500
                                   ============     ============     ===========     ===========     ===========

SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS

Sales                               $28,890,300     $ 4,857,000       $9,006,600     $19,580,200     $19,879,600
Income (Loss) Before
  Extraordinary Items                (5,022,300)     (7,114,900)(1)   (6,143,200)       (337,700)        920,700
Net Income (Loss)                    (5,022,300)     (7,114,900)      (6,143,200)       (337,700)        920,700
Net Income (Loss) Per Share2
  Basic                                   (0.13)          (0.21)           (0.24)          (0.01)           0.04
  Diluted                                 (0.13)          (0.21)           (0.24)          (0.01)           0.04
                                   ============     ============     ===========     ===========     ===========

          (1) Includes asset writedowns of $2,267,300 for certain exploration properties.
          (2) The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in 1997. All prior periods have been restated to conform with the provisions of SFAS128.

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

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996

         The Company recorded a net loss of $5.0 million, or $0.13 per share, on revenues of $28.9 million in 1997, compared to a net loss of $7.1 million, or $0.21 per share, on revenues of $4.9 million in 1996. Although the 1997 results reflect an improvement over 1996, due principally to the attainment of commercial production at the Briggs Mine in March 1997, the current year was also impacted by a provision for site restoration at the Kendall Mine, higher interest expense, and lower interest income.

         During 1997, the Company sold 68,436 ounces of gold and 18,500 ounces of silver from its Briggs Mine at an average realized price of $402 per equivalent gold ounce. This total includes the sale of 8,150 ounces of gold during the first two months of 1997 which was credited against capitalized development costs. During 1996, the Company sold 3,269 ounces of gold and 2,308 ounces of silver from the Kendall Mine at an average realized price of $392 per equivalent gold ounce and 1,500 ounces of gold from the Briggs Mine at an average realized price of $406 per ounce. Proceeds from sales at the Briggs Mine in 1996 were credited against capitalized development costs.

         The following table summarizes the Company's gold deliveries and revenues in 1997 and 1996:

                                         1997                                   1996
                             -------------------------------     -------------------------------
                                        Average                            Average
                              Gold        Per        Revenue      Gold      Price        Revenue
                             Ounces     Per Oz.      $000's      Ounces     Per Oz.      $000's
                             ------     -------      ------      -------    -------      ------
 Deliveries
    Forwards                 58,350     $   403     $23,490       1,500     $   398     $   597
    Put options               3,600     $   380       1,368          --          --          --
    Spot sales                4,875     $   326       1,572       3,269         388       1,270
    Gold loan                 1,611     $   388         625          --     $    --          --
                             ------     -------      ------       -----     -------       -----
                             68,436     $   395      27,055       4,769     $   391       1,867
                             ======     =======      ======       =====     =======       =====
 Other transactions
    Silver proceeds              --                      97          --                      12
    Other hedging gains          --                     339          --                      12
                             ------     -------      ------       -----     -------       -----
                             68,436     $   402     $27,491       4,769     $   397     $ 1,891
                             ======     =======      ======       =====     =======       =====

         As a result of the Company's hedging programs, additional revenues of $4,823,700 and $56,100 in 1997 and 1996, respectively, were recognized relative to spot prices in effect on the settlement dates. The New York Commodity Exchange (COMEX) gold prices averaged $331 per ounce in 1997 and $388 per ounce in 1996. In 1997, revenue from the sale of industrial mineral products increased 31% and per ton prices increased 5% from the prior year. All of the Company's revenues in 1997 and 1996 were from domestic activities.

         Cost of sales was $21.4 million in 1997 compared to $4.4 million in 1996, reflecting the impact of the Briggs Mine attaining commercial production levels. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site restoration costs accrued on a units-of-production basis. Per ounce cost of gold production at the Briggs Mine in 1997, as computed under the Gold Institute's Production Cost Standard, were as follows:

                                                   Per Ounce
                                                   ---------
                 Cash Operating Cost (1)              $290
                 Total Cash Costs (2)                 $297
                 Total Production Costs (3)           $383

            (1) As per cost of sales description above, excluding royalties and accruals for site restoration
            (2)  Cash operating cost plus royalties
            (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration

         The Briggs Mine experienced higher costs and lower throughput than expected during the year, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers. These units were replaced with three cone crushers in late 1997 and early 1998 with the objective of significantly increasing tonnage throughput and lowering costs in 1998 and onward.

         Depreciation, depletion and amortization was higher in 1997 due to the attainment of commercial production at the Briggs Mine. During 1997, the original design tertiary stage vertical shaft impact crushers were removed from service. The Company adjusted its carrying value of the items to fair market value, resulting in an impairment of $215,900.

         Selling, general, and administrative costs of $3.3 million were not materially different from the prior year ($3.4 million) nor were exploration costs ($0.2 million in 1997 versus $0.3 million in 1996).

         The Company's abandonments of $0.3 million in 1997 relate to costs associated with the Cahuilla property, located in Imperial County, California. During 1996, the Company wrote down its carrying value or abandoned certain exploration properties by $2.4 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself.

         During the fourth quarter of 1997, the Company recorded a charge of $2.6 million for site restoration based on an update to the anticipated scope of work remaining at the Kendall Mine. In 1996, a comparable charge of $1.4 million was recorded.

         Interest income was lower in the current year due to lower cash balances. Interest expense was higher in the current year due to the Briggs Mine attaining commercial production levels (prior year interest was capitalized during the mine's development and commissioning).

         The Company executed an agreement during 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1.25 million. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. The Company also executed an agreement during 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transactions, gain will be recognized only upon receipt of cash over the relevant periods. Accordingly, the Company recorded a gain of $0.3 million during 1997.

         There was no current or deferred provision for income taxes during 1997 or 1996. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1997 or 1996 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in 1997. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the US standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supercedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. As the Company reported net losses in 1997 and 1996, inclusion of potential common shares would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for 1997 and 1996. Potential common shares that were not included in the computation of diluted EPS for the years 1997 and 1996, respectively, were 4,795,700, and 6,495,400, respectively.

         In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost under APB 25, and has made the proforma disclosure requirements of SFAS 123. (See Note 18 to the Consolidated Financial Statements)

         Inflation did not have a material impact on operations in 1997 or 1996. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.


         1996 COMPARED TO 1995

         The Company recorded a net loss of $7.1 million, or $0.21 per share, on revenues of $4.9 million in 1996, compared to a net loss of $6.1 million, or $0.24 per share, on revenues of $9.0 million in 1995. The

1996 results were principally impacted by lower gold production and the writedown of certain exploration properties.

         Gold production from residual leaching and final rinsing of spent ore in the heaps at the Kendall Mine in 1996 totaled 3,607 ounces, as the Kendall Mine went into reclamation. Gold production of 3,417 ounces and the corresponding proceeds during the 1996 commissioning phase of the Briggs Mine were credited against the mine's capitalized development costs. During 1996, the Company sold 3,269 ounces of gold and 2,308 ounces of silver at an average realized price of $392 per equivalent gold ounce. Comparable amounts in 1995 were 16,386 ounces of gold and 8,694 ounces of silver at an average price of $386 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold prices averaged $388 per ounce in 1996 and $385 per ounce in 1995. In 1996 revenue from the sales of industrial minerals products increased 34% and per ton prices increased 4% from the prior year. All of the Company's revenues in 1996 and 1995 were from domestic activities.

         Cost of sales was $4.4 million in 1996 as compared to $7.4 million in 1995, reflecting lower production levels at the Kendall Mine. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including normal provisions for estimated site restoration costs accrued on a units-of-production basis. During 1996, the Company recorded an additional charge of $1.4 million based on a fourth quarter update to the anticipated scope of work relating to water quality compliance and long term monitoring requirements.

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

         Abandonments in the ordinary course of business were $0.2 million in 1996 as compared to $0.3 million in 1995. During 1996, the Company also wrote down its carrying value for the following exploration properties by $2.3 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself:

                                                  $
                                               MILLIONS
                                               --------
              Mountain View (Nevada)              $1.8
              Rattlesnake (Wyoming)                0.2
              Arroyo Cascada (Argentina)           0.2
              Bajo Pobre (Argentina)               0.1
                                                ------
                                                  $2.3
                                                ======

         Interest income was higher in 1996 due to higher cash balances. Interest expense was lower in 1996, as the Company redeemed for common stock its 6% Convertible Subordinated Notes in July, 1996.

         There was no current or deferred provision for income taxes during 1996 or 1995. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carry-forwards, the Company has not recorded a net deferred tax asset in either 1996 or 1995 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Inflation did not have a material impact on operations in 1996 or 1995. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.


LIQUIDITY & CAPITAL RESOURCES

SUMMARY:

         The Company's cash and cash equivalents decreased $1.1 million during 1997 to $3.1 million at year-end. The decrease was a result of net cash provided by operations of $0.7 million, $15.2 million of net cash used in investing activities, and $13.4 million of net cash provided by financing activities.

OPERATING ACTIVITIES:

         Operations provided $0.7 million of cash as compared to using $8.1 million in 1996 and $2.4 million in 1995. The current year positive operating cash flow was due to commercial production levels being attained at the Briggs Mine.

INVESTING ACTIVITIES:

         Capital expenditures in 1997 totaled $19.4 million. Major components included the following:

                                                                                       $ MILLIONS
                                                                                     --------------
                      Briggs Mine
                        o Final construction and working capital                     $3.8
                        o Leach pad expansion                                         2.1
                        o Capitalized interest                                        0.5
                        o Development drilling                                        1.0
                        o Crusher items                                               0.2    $  7.6
                                                                                      ---    ------

                      McDonald Gold Project
                        o Initial payment to purchase Phelps Dodge interest (1)       5.0
                        o Ongoing permitting                                          3.1       8.1
                                                                                      ---    ------
                      Industrial Minerals
                        o Equipment upgrades                                          1.5
                        o Pumice mine purchase                                        0.5       2.0
                                                                                      ---    ------

                      Exploration
                        o Panamints (Briggs claim block)                              0.4
                        o Brazil                                                      0.9
                        o Africa                                                      0.2
                        o Other                                                       0.2       1.7
                                                                                      ---    ------
                                                                                              $19.4

(1) See separate discussion under the caption "Credit Arrangements, - Purchase of McDonald Gold Project".

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


FINANCING ACTIVITIES:

Common Stock Issues

         On January 30, 1998, the Company completed an equity financing under a Shelf Registration which raised approximately $2.5 million ($2.3 million net of expenses) through the sale of 2,490,000 shares of common stock.

         On December 30, 1997, the Company completed an equity financing under a Shelf Registration which raised $2.5 million ($2.2 million net of expenses) through the sale of 2,510,000 shares of common stock.

         On June 11, 1997, the Company completed an equity financing under a Shelf Registration which raised $10.0 million ($9.1 million net of expenses) through the sale of 3,400,000 shares of common stock. Warrants to purchase 278,182 shares of common stock at a price of $4.05 per share were issued to the Company's underwriter in connection with the financing. The warrants will expire on June 5, 2000.

         During 1997, 165,300 incentive and non-qualified stock options were exercised resulting in proceeds to the Company of $0.3 million.

         On June 14, 1996, the Company gave notice to all holders of record that its 6% Convertible Subordinated Notes in the then aggregate principal amount of $21.1 million would be redeemed on July 12, 1996, by the issuance of common stock, at a price equal to $3.31 per share. The Company subsequently issued 6,346,100 shares in July, 1996, in connection with the call for redemption.

         During April and May of 1996, the Company received proceeds of $3.0 million in connection with the exercise of various warrants to purchase common stock. The Company issued 878,100 shares of common stock as a result of the warrant exercises.

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.2 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. The warrants expire on March 25, 1999. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor at the same terms and conditions. The Company filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants which was declared effective by the Securities and Exchange Commission on May 14, 1996.

         During 1996, 306,400 incentive and non-qualified stock options were exercised resulting in proceeds to the Company of $0.3 million.

         During 1995, 28,500 incentive and non-qualified options were exercised resulting in proceeds to the Company of $0.034 million.

         During 1995, the Company issued 210,100 shares of common stock in connection with the conversion of $725,000 principal of its 6% Convertible Subordinated Notes and 61,539 shares in connection with the acquisition of a joint venture interest.

Credit Arrangements

         Purchase of the McDonald Gold Project

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

         The Company made an initial payment of $5 million from its existing cash balance as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. At present, Canyon is pursuing various options with respect to the remaining purchase price obligation which may include, amongst others, sale of equity, mergers, or joint venture participation. A discretionary payment of $20 million can be made toward the total purchase price. Subject to Canyon making the discretionary payment within one year of the closing, a further payment of at least $75 million but no more than $125 million will be made once all permits for the McDonald Gold Project have been obtained or construction is underway, based on a price of $20 per mineable reserve ounce attributable to the former Phelps Dodge ownership as determined by a final feasibility study. Should the Company not make the discretionary payment and permits are obtained or construction commences on or before the second anniversary of the closing, a further payment of at least $95 million plus the product of $1,666,666 and the number of months between the first anniversary date of the closing and the month in which permits are obtained or construction commences but no more than $145 million will instead be made, based on a price of $20 per mineable reserve ounce attributable to the former Phelps Dodge ownership plus the product of $0.833 times the number of months between the first anniversary date of the closing and the earlier to occur of a) the month when the discretionary or other payments reach $20 million, and b) the month in which permits are obtained or construction commences. Should the Company not make the discretionary payment and permits are obtained or construction commences after the second anniversary of the closing, a further payment of at least $115 million but no more than $145 million will instead be made, based on a price of $30 per mineable reserve ounce attributable to the former Phelps Dodge ownership. If the aggregate payments have then not totaled $150 million, a varying production payment will be made each quarter based on 72.25% of the ounces produced on a sliding scale commensurate with the then gold price as follows: 1) $0 per ounce if the gold price is less than or equal to $350.00 per ounce; 2) $3 per ounce if the gold price is greater than $350.00 but less than or equal to $375.00 per ounce; 3) $5 per ounce if the gold price is greater than $375.00 but less than or equal to $400.00 per ounce; 4) $7 per ounce if the gold price is greater than $400.00 but less than or equal to $425.00 per ounce; and 5) $10 per ounce if the gold price is greater than $425.00 per ounce. Production payments will cease when the aggregate of all payments reach $150 million.

         The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the Venture transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

         Revolver

         In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), secured a one- year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivables not more than 90 days in age from date of invoice. Interest is payable monthly at a rate of one-half of one percent above the Norwest Bank Colorado, N.A. prime rate. At December 31, 1997, the interest rate was 9.0%. The Revolver must be completely paid down and maintained at a zero balance for at least 30 consecutive days during each fiscal year. The Company is guaranteeing the obligations of CR Minerals under the Revolver, which is collateralized by a first security interest in CR Minerals' accounts receivable, chattel paper, inventory, equipment and general intangibles. CR Minerals is required to maintain a minimum level of tangible net worth, and is prohibited from incurring additional indebtedness on any of its real or personal property under the terms of the Revolver. At December 31, 1997, borrowings under the Revolver totaled $350,000.

         Pumice Mine Purchase

         On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 due one year later.

         Equipment Financing

         During 1997, the Company repaid its remaining obligation of $196,800 in connection with a 1994 financing of certain mining equipment.

         CR Briggs Loan Facility

         On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

         Average interest rates on the amounts outstanding were as follows:

                        1997      1996         1995
                        ----      ----         ----
      Gold loan           3.4%    4.1%         5.3%
      Cash loans         10.2%    9.9%         9.9%

         During 1997 and 1996, interest payments of $1,554,800 and $1,387,500 were made. This includes 2,437 ounces of gold ($787,800 monetized) and $767,000 relating to the cash loans.

         During 1997, the Company repaid 4,832 ounces of the gold loan ($1,875,000 monetized) and $300,000 of the cash loans. Repayment terms require quarterly installments over six years which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers. Within three years of project completion (as defined) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the loan amounts. As of December 31, 1997, the Company had increased its recoverable reserves (at $300 per oz. gold prices) by approximately 138,000 ounces from the original feasibility amounts.

         As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1997, approximately 34% of the Briggs Mine production from current reserves was hedged as follows:

                           BRIGGS MINE HEDGE POSITION
                                    12/31/97

                                      OUNCES       AVERAGE PRICE/OZ.
                                      ------       -----------------
          Forward Contracts          127,750            $431
          Put Options                 11,800            $380
          Gold Loan                   59,593            $388
                                     -------            ----
                                     199,143            $415
                                     =======            ====

         Upon the occurrence and during a default (as defined) the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. The Company (through project completion) and CR Briggs Corporation are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity. CR Briggs was not in compliance with certain conditions of the loan agreement as of December 31, 1997, relating to (i) certain coverage ratios (as defined); (ii) production performance (as defined); and (iii) operating cost performance (as defined). CR Briggs was also not in compliance with certain coverage ratios (as defined) as of March 6, 1998. In addition, the Company, as guarantor, was not in compliance as of December 31, 1997, nor was it in compliance or expects to be in compliance for dates up to and including March 31, 1998, with respect to maintaining a minimum consolidated working capital ratio (as defined). CR Briggs and the Company have obtained waivers and amendments for all matters of noncompliance. The Company anticipates to be in compliance with all future covenants for the remainder of 1998.

         The Briggs Mine is also required to meet certain production and economic parameters over a 120-day testing period (completion testing) as measured against the project's original feasibility study. Formal completion testing was initiated February 1, 1997 and concluded June 1, 1997. Many items were satisfied, however, certain items, principally relating to the crushing plant, were not. CR Briggs obtained a waiver of compliance for this matter and was granted an extension to June 1, 1998 to satisfy the completion test requirements. The Company anticipates it will achieve project completion by that date.

         Letters of Credit

         Certain bonds have been issued for the performance of reclamation obligations at the Briggs and Kendall Mines, aggregating $5.9 million. A bank Letter of Credit in the amount of $1,953,000 has been provided in favor of the Surety as partial collateral for such obligations, and the Company has fully collateralized the Letter of Credit with cash. The Letter of Credit will expire no earlier than December 31, 1998, and, at the bank's option, may be renewed for successive one-year periods. The amount on deposit as collateral for the Letter of Credit is included as restricted cash on the Company's balance sheet at December 31, 1997. Of the amount on deposit, $84,000 was funded in 1995 and $1,869,000 was funded in prior years in connection with a separate collateralized Letter of Credit only for the Kendall Mine.

         In December, 1996, $0.5 million previously held as collateral for a bank Letter of Credit in connection with a first year work commitment was returned to the Company. During 1996, the Company's joint venture partner posted a replacement financial assurance of the obligation allowing the existing Letter of Credit to be canceled.

OUTLOOK:

Operations

         The Briggs Mine is expected to produce approximately 88,000 ounces in 1998 at cash operating costs between $250-$260 per ounce. Capital spending of $0.8 million is anticipated relating principally to condemnation drilling for waste dumps and to crushing equipment and facilities. The Company's hedge position for 1998 is summarized below:

                                                 AVERAGE
                                      OUNCES     PRICE/OZ.
                                      ------     ---------
            Forward Contracts         47,050       $414
            Put Options                8,200       $380
            Gold Loan                  8,375       $388
                                      ------       ----
                                      63,625       $406
                                      ======       ====

         The Company expects approximately 19% of its revenues in 1998 will be generated from sales of industrial minerals. Capital spending of $1.2 million is anticipated, principally related to equipment improvements to the New Mexico facility.

         The Company expects to spend approximately $1.4 million on reclamation at Kendall during 1998 and a further $2.5 million beyond 1998 through mine closure. The Company has accrued the expected reclamation costs at December 31, 1997, based upon its current estimate.

         The Company expects to spend approximately $0.5 million on its exploration properties in 1998, principally relating to holding costs and to monitoring the activities of the Company's joint venture partners.

         The McDonald Gold Project is expected to require in excess of $9.0 million in 1998 to advance the permitting process and move the project forward to final feasibility. The Company does not anticipate being able to raise the required amount via the equity markets nor is its expected cash flow from operations sufficient to finance the cash requirements of the project over the next one-two years. As a result, the Company is currently seeking a joint venture partner to finance all expenditures necessary to take the project to commencement of production. The Company expects a draft environmental impact statement to be issued in the third quarter of 1998 and final permits by mid-year, 1999.

OTHER MATTERS:

Gold Prices and Hedging

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The Company's hedging program at Briggs consists of forwards, put options, and a gold loan with approximately 34% of reserves hedged at an average price of $415 per ounce. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with delivering physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates, thereby postponing delivery against forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and dose not anticipate any non-performance by such counterparties.

Year 2000 Issue

         Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to year 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company expects to initiate communications with all of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

Environmental Regulation

         In 1995 the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one new central agency, the Department of Environmental Quality (DEQ). This agency will be responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald gold project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project.

         The Kendall Mine operates under permits granted by the DEQ. The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. The Company is currently negotiating details of final mine closure with the DEQ. The DEQ has approved portions of the closure plan related to recontouring, revegetation, drainage, and heap dewatering. Discussions of long-term water handling and heap closure methods continue.

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

Recently Issued Financial Accounting Standards

         In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The provisions of SFAS 130 and SFAS 131 will be effective for fiscal years beginning after December 15, 1997. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income would include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. Upon adoption of SFAS 130, the Company does not anticipate a material impact on its financial statements. Upon adoption of SFAS 131, the Company does anticipate a material impact on its reported disclosures.

Dividends

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.


ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not meet the minimum market capitalization requirement for these disclosures in 1997.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49
Consolidated Statement of Changes in Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53-70

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of
Canyon Resources Corporation:

We have audited the consolidated balance sheets of Canyon Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with general accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets, as required by Statement of Financial Accounting Standards No. 121, in 1995.





COOPERS & LYBRAND L.L.P.
Denver, Colorado
March 12, 1998, except for Note 8(a),
as to which the date is March 31, 1998

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                     1997               1996
                                                                 ------------      ------------
ASSETS

Cash and cash equivalents                                        $  3,111,000      $  4,181,100
Restricted cash                                                     2,316,300         2,557,500
Accounts receivable                                                   746,700           574,300
Inventories                                                         6,051,800         4,382,400
Prepaid and other assets                                            1,288,500           591,200
                                                                 ------------      ------------
     Total current assets                                          13,514,300        12,286,500
                                                                 ------------      ------------

Property and equipment, at cost
     Mining claims and leases                                      26,463,800        17,561,600
     Producing properties                                          60,616,800        53,875,000
     Other                                                          1,144,500           898,200
                                                                 ------------      ------------
                                                                   88,225,100        72,334,800

     Accumulated depreciation and depletion                        (7,269,100)       (1,995,200)
                                                                 ------------      ------------
        Net property and equipment                                 80,956,000        70,339,600
                                                                 ------------      ------------

Other assets                                                        2,811,800         1,758,200
                                                                 ------------      ------------

       Total Assets                                              $ 97,282,100      $ 84,384,300
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  3,829,600      $  1,616,400
Notes payable - current                                             4,554,300         2,071,800
Accrued taxes, other than payroll and income                          151,400           104,300
Accrued reclamation costs                                           1,441,200         1,421,000
Other accrued liabilities                                             956,600           612,400
                                                                 ------------      ------------
     Total current liabilities                                     10,933,100         5,825,900

Notes payable - long term                                          28,055,000        28,125,000

Accrued reclamation costs                                           2,857,500         1,584,000
Other noncurrent liabilities                                          398,000           408,800
                                                                 ------------      ------------
     Total Liabilities                                             42,243,600        35,943,700
                                                                 ------------      ------------

Commitments and contingencies (Notes 10, 11, 12 and 13)

Common stock ($.01 par value) 100,000,000 shares authorized;
  issued and outstanding: 43,617,100 at December 31, 1997
  and 37,503,600 at December 31, 1996                                 436,200           375,000
Capital in excess of par value                                     92,999,400        81,440,400
Deficit                                                           (38,397,100)      (33,374,800)
                                                                 ------------      ------------
     Total Stockholders' Equity                                    55,038,500        48,440,600
                                                                 ------------      ------------

     Total Liabilities and Stockholders' Equity                  $ 97,282,100      $ 84,384,300
                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                           1997              1996               1995
                                                       ------------      ------------      ------------
     REVENUE
Sales                                                  $ 28,890,300      $  4,857,000      $  9,006,600
                                                       ------------      ------------      ------------

     EXPENSES
Cost of sales                                            21,389,900         4,356,900         7,393,600
Depreciation, depletion, and amortization                 5,207,100           262,300           723,100
Selling, general and administrative                       3,242,500         3,425,800         3,377,600
Exploration costs                                           202,000           307,800           991,700
Abandonments and impairments of mineral properties          305,900         2,425,800           302,300
Provision for site restoration                            2,634,900         1,398,800         1,087,300
Impairment of producing assets                              215,900                --           296,000
                                                       ------------      ------------      ------------

                                                         33,198,200        12,177,400        14,171,600
                                                       ------------      ------------      ------------

     OTHER INCOME (EXPENSE)
Interest income                                             375,600         1,095,500           570,000
Interest expense                                         (1,442,900)         (846,200)       (1,679,300)
Other                                                       352,900           (43,800)          131,100
                                                       ------------      ------------      ------------

                                                           (714,400)          205,500          (978,200)
                                                       ------------      ------------      ------------

Net loss                                               $ (5,022,300)     $ (7,114,900)     $ (6,143,200)
                                                       ============      ============      ============

Basic and diluted loss per share:
   Net loss                                            $      (0.13)     $      (0.21)     $      (0.24)
                                                       ============      ============      ============

   Weighted average shares outstanding                   39,821,900        33,275,500        25,696,800
                                                       ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY

For the years ended December 31, 1997, 1996, and 1995

                                                                       Capital           Retained
                                           Common Stock               in excess          Earnings
                                      Shares          Amount         of par value       (Deficit)
                                   ------------     ------------     ------------     ------------
Balances, December 31, 1994          25,497,100     $    255,000     $ 45,215,300     $(20,116,700)
                                   ------------     ------------     ------------     ------------


Issuances of stock                       61,600              600           99,400
Exercise of stock options                24,400              200           34,900               --
Conversion of debenture                 210,200            2,100          722,900               --
Net (loss)                                   --               --               --       (6,143,200)
                                   ------------     ------------     ------------     ------------

Balances, December 31, 1995          25,793,300          257,900       46,072,500      (26,259,900)

Issuance of stock and warrants        5,062,400           50,600       14,535,200
Exercise of stock options               272,900            2,700          319,700               --
Conversion of debentures                525,200            5,300        1,806,700               --
Redemption of debentures              5,849,800           58,500       18,706,300               --
Net (loss)                                   --               --               --       (7,144,900)
                                   ------------     ------------     ------------     ------------

Balances, December 31, 1996          37,503,600          375,000       81,440,400      (33,374,800)
                                   ------------     ------------     ------------     ------------

Issuance of stock and warrants        5,960,000           59,100       11,191,800
Exercise of stock options               153,500            2,100          367,200               --
Net (loss)                                   --               --               --       (5,022,300)
                                   ------------     ------------     ------------     ------------

Balances, December 31, 1997          43,617,100     $    436,200     $ 92,999,400     $(38,397,100)
                                   ============     ============     ============     ============


                 The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                1997              1996              1995
                                                                            ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                                                  $ (5,022,300)     $ (7,114,900)     $ (6,143,200)
                                                                            ------------      ------------      ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation, depletion, and amortization                                 5,207,100           262,300           723,100
     Amortization of financing costs                                             228,600           154,500           326,900
     Abandonments and impairments of mineral properties                          305,900         2,425,800           302,300
     Provision for site restoration                                            2,634,900         1,398,800         1,087,300
     Impairment of producing assets                                              215,900                --           296,000
     Provision for inventory obsolescence                                        266,500                --                --
     (Gain) loss on disposal of assets                                          (343,000)            4,000          (161,000)
     Other                                                                          (500)           23,300            81,300
     Changes in assets and liabilities
        Decrease (increase) in receivables                                      (171,900)           91,100           (70,100)
        Decrease (increase) in inventories                                    (2,224,800)       (3,620,600)        1,766,200
        Decrease (increase) in prepaid and other assets                       (1,597,300)           18,900           (97,000)
        Increase (decrease) in accounts payable and accrued liabilities        2,255,500        (1,150,100)       (1,691,800)
        Increase (decrease) in other liabilities                                (737,800)         (613,600)        1,223,900
        (Increase) in restricted cash                                           (309,100)               --                --
                                                                            ------------      ------------      ------------
     Total adjustments                                                         5,730,000        (1,005,600)        3,787,100
                                                                            ------------      ------------      ------------

     Net cash provided by (used in) operating activities                         707,700        (8,120,500)       (2,356,100)
                                                                            ------------      ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                                        (19,429,100)      (33,458,400)       (8,080,800)
  Proceeds on asset dispositions                                                 373,600            45,300           430,800
  Production proceeds during mine development and restricted cash              3,894,100             4,400                --
  Other                                                                            4,000            20,000            20,000
                                                                            ------------      ------------      ------------
   Net cash used in investing activities                                     (15,157,400)      (33,388,700)       (7,630,000)
                                                                            ------------      ------------      ------------

Cash flows from financing activities:
  Issuance of stock                                                           11,612,500        14,505,100            35,100
  Debenture conversion cost                                                           --                --           (43,500)
  Payments on debt                                                            (2,371,800)         (216,600)         (386,400)
  Payments on capital lease obligations                                         (157,200)          (63,900)          (35,000)
  Proceeds from loans and restricted cash, net                                 4,296,100        27,259,500         2,740,400
  Payments from debt issuance costs                                                   --          (187,700)       (1,126,500)
  Receipts from (payments to) escrow account                                          --         2,000,100        (2,000,300)
  Receipts from (payments to) collateralize letters of credit                         --           500,000          (584,000)
                                                                            ------------      ------------      ------------
   Net cash provided by (used in) financing activities                        13,379,600        43,796,500        (1,400,200)
                                                                            ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                          (1,070,100)        2,287,300       (11,386,300)
Cash and cash equivalents, beginning of year                                   4,181,100         1,893,800        13,280,100
                                                                            ------------      ------------      ------------
Cash and cash equivalents, end of year                                      $  3,111,000      $  4,181,100      $  1,893,800
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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Supplemental disclosures of cash flow information:

1.        The Company paid $1,644,400, $2,247,200 and $1,369,100 of interest during 1997, 1996, and 1995, respectively. Of the total payments, capitalized interest during 1997, 1996, and 1995 was $543,600, $1,449,600, and $13,100, respectively.

2.        The Company paid no income taxes during 1997, 1996, and 1995.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $97,600, $379,000, and $48,600 were incurred for equipment in 1997, 1996, and 1995, respectively.

2. The Company issued 50,000 shares of common stock which was valued at $106,200 in connection with the termination of a previous agreement to acquire an exploration property in 1997.

3. The Company executed a promissory note in the face amount of $475,000 ($434,300 discounted) as partial consideration to acquire an asset in 1997.

4. Debentures in the principal amount of $1,812,000 were converted to 525,200 shares of common stock and $19,363,000 of principal was redeemed by the Company into 5,849,800 shares of common stock during 1996. During 1995, $725,000 of principal was converted to 210,100 shares of common stock.
5. The Company issued 150,000 shares of common stock which was valued at $403,100 in exchange for a royalty interest during 1996. During 1995, the Company issued 61,500 shares of common stock which was valued at $100,000 in exchange for a joint venture interest.

6. During 1995, the Company transferred title to previously financed equipment back to the creditor for consideration equal to the unpaid balance of $56,500.

7. Certain stock options were exercised and paid for by tendering shares otherwise issuable in lieu of cash payment. Fair market value of the shares tendered was $39,900, $101,200, and $9,500 during 1997, 1996, and 1995, respectively.

          The accompanying notes are an integral part of these consolidated financial statements.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        NATURE OF OPERATIONS:

          Canyon Resources Corporation (the Company) is a United States based corporation involved in all phases of the mining business from exploration, permitting, developing, operating and final closure of mining projects. The Company has gold and industrial mineral production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals and industrial minerals) in the western United States and throughout Latin America and Africa. The principal market for the Company's precious metals products are European-based bullion trading concerns. The Company's industrial minerals products (diatomite and pumice) are differentiated based on particle size distribution and sold through a distributor network and directly in the United States, Canada and internationally to the paint, plastics, asphalt coatings, filler, and abrasives markets. Direct sales of diatomite are also made to agricultural markets as an insecticide.

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

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:      The consolidated financial statements of the Company
include the accounts of Canyon and the following subsidiaries:

                                                            %
                    Name                                 Ownership
                    ----                                 ---------
          CR Kendall Corporation                           100
          CR Minerals Corporation                          100
          CR Briggs Corporation                            100
          CR Montana Corporation                           100
          CR International Corporation                     100
          Canyon Resources (Chile) S.A.                    100
          Canyon de Panama, S.A.                           100
          CR Brazil Corporation                            100
          Canyon Resources Venezuela, C.A.                  90
          Canyon Resources Africa Ltd.                      90
          Canyon Resources Tanzania Limited                 90

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

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

CASH AND CASH EQUIVALENTS:      Cash and cash equivalents include amounts which
are readily convertible into cash and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 1997 and 1996, a significant portion of its cash in two financial institutions.

RESTRICTED CASH:      Cash held as collateral for letters of credit is
classified based on the expected expiration of such facilities. Cash held in trust and restricted to specific uses is classified based on the expected timing of such disbursements. See Note 4. The Company maintained its restricted cash at December 31, 1997 and 1996, in two financial institutions.

INVENTORIES:     Processed ores and metal-in-process are stated at the lower of average cost or market.  Materials and supplies are stated at cost.

DEFERRED MINING COSTS: The Company, in order to more closely match expenses and revenues, capitalizes costs of overburden removal that are in excess of the estimated average pit strip ratio (ratio of waste tons mined to ore tons mined) over the pit life. When the actual strip ratio becomes less than the estimated average pit strip ratio, these costs are expensed.

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

The Company regularly evaluates its carrying value of exploration properties in light of their potential for economic mineralization and the likelihood of continued work by either the Company or a joint venture partner. The Company may, from time to time, reduce its carrying value to an amount that approximates fair market value based upon an assessment of such criteria.

PRODUCING PROPERTIES AND EQUIPMENT:     Acquisition, exploration and
development costs associated with properties brought into production are charged to operations using the units-of-production method based on estimated recoverable reserves. Gold production facilities and equipment are stated at cost and are amortized over the estimated proven and probable recoverable reserves of the related property. Industrial minerals production facilities and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to forty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

The Company evaluates the carrying value of producing properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of in 1995. SFAS 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

SITE RESTORATION:     Costs are estimated based primarily upon environmental
and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units of production method based upon proven and probable recoverable reserves. The accrual for site restoration is classified based on the timing of expected expenditures. When an operation is in the reclamation phase, the Company applies the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

REVENUE RECOGNITION:     Revenue from the sale of gold and industrial minerals
is recognized when title passes to the buyer.

DERIVATIVE COMMODITY INSTRUMENTS:     The Company uses derivative commodity
instruments (gold loans, gold forward contracts, and put options) to manage market risks associated with fluctuating gold prices. The Company does not hold or issue derivative commodity instruments for trading purposes. Gold loans are monetized at the original proceeds amount and are recognized into revenue at the time of physical delivery of the metal. At any time that it is not probable that the timing and amount of production will be sufficient to repay the gold loan, or the cost of production exceeds the market price of the gold, the gold loan is recorded at the higher of the original proceeds or the market value. Costs or premiums, if any, and gains or losses related to changes in values of other derivative commodity instruments are included in revenues when the underlying production is delivered to meet the commitment, or at the originally designated maturity dates in the event of early settlement of such instruments. Cash flow resulting from hedge contracts is included in net cash provided by operating activities on the statements of cash flows.

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

EARNINGS PER SHARE:     The Company adopted Statement of Financial Accounting
Standards No. 128 (SFAS128), Earnings per Share in 1997 and all prior periods have been restated. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the US standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supercedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. As the Company reported net losses in 1997, 1996, and 1995, inclusion of potential common shares would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for the periods presented. Potential common shares that were not included in the computation of diluted EPS for the years 1997, 1996, and 1995, respectively, were 4,795,700, 6,495,400, and 12,333,100, respectively.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




4.        RESTRICTED CASH:

          Restricted cash consisted of the following at December 31:

                                                                   1997            1996
                                                                 ----------     ----------
         Collateral for Letter of Credit (a)                     $1,953,000     $1,953,000
         Unexpended proceeds from loan drawing (b)                   54,000            100
         Unexpended proceeds from gold sales (c)                    309,100        604,200
         Contingency account (d)                                        200            200
                                                                 ----------     ----------
                                                                 $2,316,300     $2,557,500
         Current portion                                          2,316,300      2,557,500
                                                                 ----------     ----------
         Noncurrent portion                                      $       --     $       --
                                                                 ==========     ==========


(a) In connection with the issuance of certain bonds in 1995 for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash. The Letter of Credit will expire no earlier than December 31, 1998. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

(b) As described in Note 8(a), the loan proceeds are restricted solely for the development of the Briggs Mine.

(c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

(d) As a condition precedent to securing a loan facility (see Note 8(a)), the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

5.        INVENTORIES:

          Inventories consisted of the following at December 31:

                                                       1997             1996
                                                    ----------       ----------
                 Gold-in-process (a)                 $4,997,900      $3,451,400
                 Industrial Minerals -
                 in process (a)                         413,200         394,900
                 Materials and supplies                 640,700         536,100
                                                     ----------     -----------
                                                     $6,051,800      $4,382,400
                                                     ==========      ==========

                 (a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




6.       MINING CLAIMS AND LEASES:

         The carrying value of the Company's mining claims and leases consists of the following components at December 31, 1997 and 1996:

                                                     December 31,
                                               1997                 1996
                                            -----------         ------------
         Mining Property(1):
           McDonald                         $16,646,600         $  8,828,500
           Exploration Properties             9,817,200            8,733,100
                                            -----------         ------------
                                            $26,463,800         $ 17,561,600
                                            ===========         ============

         (1)  The Briggs Mine attained commercial production in March, 1997.


A feasibility study on the McDonald property indicates sufficient mineable reserves that, with subsequent development, would allow the Company to ultimately recover its carrying value at December 31, 1997. The results of exploration activities on the Company's exploration properties to date have not resulted in conclusions that the carrying value of these properties will or will not be recoverable by charges against income from future mining operations or sale of properties. The Company cannot presently determine the ultimate realizability of the carrying values of the exploration properties ($9,817,200 and $8,733,100 at December 31, 1997 and 1996, respectively) since the realization is dependent upon the discovery of reserves in commercial quantities and the subsequent development or sale of those reserves.

7.       ASSET IMPAIRMENT:

         In 1997, certain crushing components at the Briggs Mine were replaced. The Company adjusted its carrying value of the items removed from service to fair market value during the fourth quarter of 1997, resulting in an impairment of $215,900. The fair market amount of $121,700 is included in other current assets on the Company's consolidated balance sheet at December 31, 1997.

         In 1996, the Company wrote down its carrying value for certain exploration properties by $2.3 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself.

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

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                 December 31,    December 31,
                                    1997             1996
                                 -----------     -----------
Briggs Loan  (a)                 $31,825,000     $30,000,000
Norwest Revolver  (b)                350,000              --
Western Mobil Note (c)               434,300              --
Caterpillar Finance Note (d)              --         196,800
                                 -----------     -----------
                                 $32,609,300      30,196,800
Current portion                    4,554,300       2,071,800
                                 -----------     -----------
Notes Payable - Long Term        $28,055,000     $28,125,000
                                 ===========     ===========

(a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

         Average interest rates on the amounts outstanding were as follows:

                                                     1997      1996         1995
                                                     ----      ----         ----
                                   Gold loan           3.4%    4.1%         5.3%
                                   Cash loans         10.2%    9.9%         9.9%


         During 1997 and 1996, interest payments of $1,554,800 and $1,387,500 were made. This includes 2,437 ounces of gold ($787,800 monetized) and $767,000 relating to the cash loans.

         During 1997, the Company repaid 4,832 ounces of the gold loan ($1,875,000 monetized) and $300,000 of the cash loans. Repayment terms require quarterly installments over six years which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers. Within three years of project completion (as defined) an additional 70,000 ounces of recoverable reserves must be identified or 100% of excess cash flow after scheduled repayments will be applied as additional prepayments against the

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



8.       NOTES PAYABLE, CONTINUED:

loan amounts. As of December 31, 1997, the Company had increased its recoverable reserves (at $300 per oz. gold prices) by approximately 138,000 ounces from the original feasibility amounts.

         As a condition of the loan, a portion of the Briggs Mine's future production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1997, approximately 34% of the Briggs Mine production from current reserves was hedged as follows:

                           BRIGGS MINE HEDGE POSITION
                                    12/31/97

                                   OUNCES       AVERAGE PRICE/OZ.
                                   ------       -----------------
          Forward Contracts          127,750            $431
          Put Options                 11,800            $380
          Gold Loan                   59,593            $388

                                     199,143            $415

         Upon the occurrence and during a default (as defined) the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. The Company (through project completion) and CR Briggs Corporation are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity. CR Briggs was not in compliance with certain conditions of the loan agreement as of December 31, 1997, relating to (i) certain coverage ratios (as defined); (ii) production performance (as defined); and (iii) operating cost performance (as defined). CR Briggs was also not in compliance with certain coverage ratios (as defined) as of March 6, 1998. In addition, the Company, as guarantor, was not in compliance as of December 31, 1997, nor was it in compliance or expects to be in compliance for dates up to and including March 31, 1998, with respect to maintaining a minimum consolidated working capital ratio (as defined). CR Briggs and the Company have obtained waivers and amendments for all matters of noncompliance. The Company anticipates to be in compliance with all future covenants for the remainder of 1998.

         The Briggs Mine is also required to meet certain production and economic parameters over a 120-day testing period (completion testing) as measured against the project's original feasibility study. Formal completion testing was initiated February 1, 1997 and concluded June 1, 1997. Many items were satisfied, however, certain items, principally relating to the crushing plant, were not. CR Briggs obtained a waiver of compliance for this matter and was granted an extension to June 1, 1998 to satisfy the completion test requirements. The Company anticipates it will achieve project completion by that date.

(b) In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), secured a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals'

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



8.       NOTES PAYABLE, CONTINUED:

domestic accounts receivables not more than 90 days in age from date of invoice. Interest is payable monthly at a rate of one-half of one percent above the Norwest Bank Colorado, N.A. prime rate. At December 31, 1997, the interest rate was 9.0%. The Revolver must be completely paid down and maintained at a zero balance for at least 30 consecutive days during each fiscal year. The Company is guaranteeing the obligations of CR Minerals under the Revolver, which is collateralized by a first security interest in CR Minerals' accounts receivable, chattel paper, inventory, equipment and general intangibles. CR Minerals is required to maintain a minimum level of tangible net worth, and is prohibited from incurring additional indebtedness on any of its real or personal property under the terms of the Revolver.

(c) On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 due one year later. As the promissory note issued for the remaining consideration did not contain a stated interest rate, an imputed rate of 9% was used to establish the note's present value, resulting in a discount of $40,700. This amount will be amortized to interest expense in 1998.

(d) In August, 1994, the Company exercised purchase options on its leased mining equipment at the Kendall Mine for $899,900. Caterpillar Financial Services subsequently agreed to finance the purchase price over a three year period at a fixed interest rate of 9.5%. During 1997, the Company paid $8,700 of interest and paid the remaining principal balance of $196,800. During 1996, the Company paid $30,000 of interest and reduced the principal balance by $216,600. During 1995, the Company paid $59,700 of interest and reduced the principal balance by $442,900, including a prepayment of $210,500 related to equipment which was sold because it was no longer needed.

         Maturities of notes payable are as follows for the next five years:

                                    1998               $   4,554,300
                                    1999                   4,640,000
                                    2000                   2,610,000
                                    2001                   6,960,000
                                    2002                   8,845,000
                                    Thereafter*            5,000,000
                                                       -------------

                                          Total        $  32,609,300
                                                       =============

         * Subject to varying prepayments equal to 30% of free cash flow from the Briggs Mine (as defined) after primary debt service.

9.       SITE RESTORATION COSTS:

         Reclamation at the Kendall Mine has been ongoing throughout the life of the operation and cash costs to date total $4.3 million. During 1997, the Company recorded an additional charge of $2.6 million based on

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



9.       SITE RESTORATION COSTS, CONTINUED:

a fourth quarter update to the anticipated scope of work relating to water quality compliance and long term monitoring requirements. The Company's estimate of total costs to achieve mine closure is $8.2 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. Although the DEQ has approved the Company's plans related to recontouring, revegetation, drainage and dewatering, discussions of long- term water handling and heap closure methods continue. The Company's estimate to achieve final mine closure may be impacted by the outcome of these pending matters.

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

10.      LEASE COMMITMENTS:

         The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine, and vehicles used in its operations. At December 31, 1997, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

            1998         1999            2000             2001             2002         Thereafter          Total
         ----------   ----------      ----------       ----------       ----------      ----------       ----------
         $1,886,300   $1,851,700      $1,849,100       $  181,800       $   13,200       $ 61,700        $5,843,800


         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $200,600 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $155,900 in annual rental fees, however, this amount will vary as claims are added or dropped.
The Company has submitted patent applications for its Briggs and diatomite claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $178,200 annually.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



10.      LEASE COMMITMENTS, CONTINUED:

         Lease costs, which excluded costs capitalized during the development stage of the Briggs Mine, included in cost of goods sold for the years ended December 31, 1997, 1996 and 1995 were $2,072,300; $19,500; and $85,600, respectively. Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 1997, 1996 and 1995, was $120,300; $100,900; and $121,200, respectively.

         Property and equipment includes equipment with a cost and accumulated amortization of $647,400 and $236,200, respectively, at December 31, 1997 and $548,600 and $124,800, respectively, at December 31, 1996, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

         1998                                          $168,400
         1999                                           207,100
         2000                                            37,800
         2001                                               500
         2002                                                --
                                                       --------
         Total                                          413,800
         Less amounts representing interest              49,700
                                                       --------
         Present value of minimum lease payments        364,100
         Less current obligations                       135,300
                                                       --------
         Long-term obligations under capital lease     $228,800
                                                       ========

11.      CONTINGENT LIABILITY:

         On September 25, 1997, the Company, together with its wholly owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (Venture) from CR Montana's partner in the Venture, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly owned subsidiary now own 100% of the Venture. The Venture includes the McDonald Gold Project near Lincoln, Montana, which is currently in the permitting stage.

         The Company made an initial payment of $5 million as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $20 to $30 per mineable reserve ounce attributable to the Phelps Dodge ownership as determined by a final feasibility study, is to be paid after all permits for mine development are obtained. Due to the contingent nature of the transaction, the Company has recorded only the initial payment of $5 million as additions to mining claims and leases during 1997.

12.      COMMITMENTS AND CONTINGENCIES:

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

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



13.      YEAR 2000 ISSUE:

         Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to year 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company expects to initiate communications with all of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

14.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

         The Company sold its gold and silver production predominately to two customers during 1997 and to one customer during 1996 and 1995. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company. Sales of industrial minerals were made to a diverse base of customers during 1997, 1996, and 1995.

         The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 8(a) in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

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

15.      CONTINGENT SALES OF EXPLORATION PROPERTIES:

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the twenty-four month period. Accordingly, the Company recorded a gain of $229,100 during 1997.

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash over the sixty month period. Accordingly, the Company recorded a gain of $42,400 during 1997.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



16.      INCOME TAXES:

         The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Accounting Standards No.
109. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. The Company also has significant deferred tax assets in the form of operating loss carry forwards, however, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. During 1997, 1996, and 1995, the change in the valuation allowance was $1,211,500, $3,263,100, and $2,190,200, respectively, and was due primarily to increased operating loss carryforwards and changes in temporary differences.

         Deferred tax assets and liabilities were comprised of the following at December 31, 1997, and December 31, 1996:


                                                                  December 31, 1997  December 31, 1996
                                                                  -----------------  -----------------
                   DEFERRED TAX ASSETS
                     Reserve for mine reclamation                     $  1,762,500      $  1,232,000
                     Inventories                                         2,291,900            93,400
                     Net Operating Loss Carryforwards                   18,449,400        18,061,600
                     Other                                                 374,300           281,200
                                                                      ------------      ------------
                          Total Gross Deferred Tax Assets               22,878,100        19,668,200
                     Valuation Allowance                               (17,035,200)      (15,823,700)
                                                                      ------------      ------------
                     Net Deferred Tax Assets                          $  5,842,900      $  3,844,500
                                                                      ------------      ------------

                   DEFERRED TAX LIABILITIES
                     Net PP&E (writedowns, depreciation/depletion
                   and exploration/development expenditures)          $ (5,256,300)     $ (3,844,500)
                     Deferred Stripping                                   (536,700)               --
                     Other                                                 (49,900)               --
                                                                      ------------      ------------
                                                                      $ (5,842,900)     $ (3,844,500)
                                                                      ------------      ------------
                   NET DEFERRED INCOME TAX ASSET (LIABILITY)          $         --      $         --
                                                                      ============      ============



         There was no current or deferred provision for income taxes for the years ended December 31, 1997, 1996, and 1995. The current provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.      INCOME TAXES, CONTINUED:

                                                     1997              1996             1995
                                                  -----------      -----------      -----------
Tax at Statutory Rate of 34%                      $(1,707,600)     $(2,419,100)     $(2,063,200)
Net Operating Loss (With) Without Tax Benefit       1,707,600        2,419,100        2,063,200
Alternative Minimum Tax                                    --               --               --
                                                  -----------      -----------      -----------
                                                  $        --      $        --      $        --
                                                  ===========      ===========      ===========

         At December 31, 1997, the Company had net operating loss carryforwards for regular tax purposes of approximately $51,007,900 and approximately $31,512,300 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 1999 through 2011.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 1997, $1,026,000 remains subject to Section 382 limitations.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments at December 31, 1997, and December 31, 1996, are as follows:


               AT DECEMBER 31                      1997                          1996
                                         -------------------------     -------------------------
                                          Carrying         Fair         Carrying         Fair
                                           Amount          Value         Amount          Value
                                         ----------     ----------     ----------     ----------
           Cash and Cash Equivalents     $3,111,000     $3,111,000     $4,181,100     $4,181,100
           Restricted Cash               $2,316,300     $2,316,300     $2,557,500     $2,557,500
           Long-term Investments         $  309,700     $  429,000     $  313,700     $  413,200
           Long-term Debt (1)            $8,180,000     $8,180,000     $5,196,800     $5,196,800

         (1) Long-term debt excludes the carrying and fair value amounts for the Company's gold loan (see Note 8(a)) because the commodity based loan does not meet the criteria established for inclusion as a financial instrument.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

RESTRICTED CASH: Carrying amounts approximate fair value based on the short term maturity of those instruments.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



17.      FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

LONG-TERM INVESTMENTS: Fair value estimate based on expected discounted cash flows at a discount rate commensurate with the risk and contingent nature of future payments.

LONG-TERM DEBT: Fair value estimate debt based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

18.      STOCK OPTIONS:

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

         Incentive stock option activity during 1997, 1996, and 1995 was as follows:


                                                  1997                      1996                     1995
                                         ------------------------  ------------------------  -------------------------
                                                      Weighted                  Weighted                    Weighted
                                          Amount    Average Price   Amount    Average Price   Amount     Average Price
                                         ---------  -------------  ---------  -------------  ---------   -------------
                 Outstanding,
                  beginning of year      2,005,000      $   2.50   1,965,200      $   2.36   1,689,000      $   2.54

                 Granted                   511,000      $   1.33     348,500      $   2.57     540,500      $   2.14

                 Exercised                (113,400)     $   1.66    (186,400)     $   1.33     (23,500)     $   1.50

                 Forfeited                (211,400)     $   2.66    (122,600)     $   2.27     (89,000)     $   2.75
                 Expired                        --            --          --            --    (151,500)     $   3.50
                                         ---------                 ---------                 ---------


                 Outstanding,
                 end of year             2,191,200      $   2.25   2,005,000      $   2.50   1,965,500      $   2.36
                                         =========                 =========                 =========

                 Exercisable,
                 end of year             1,333,200      $   2.51   1,104,000      $   2.62     963,500      $   2.66

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.      STOCK OPTIONS, CONTINUED:

         A summary of the outstanding incentive stock options as of December 31, 1997, follows:

              Range of             Amount          Weighted Average Remaining        Weighted Average
          Exercise Prices        Outstanding            Contractual Life              Exercise Price
          ---------------        -----------            ---------------               --------------
            $ 1.19 - $ 2.87       1,595,700             3.6 years                      $ 1.86

            $ 3.00 - $ 3.69         595,500             2.2 years                      $ 3.32

         At December 31, 1997, there were 373,986 shares reserved for future issuance under the Plan.

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

         By vote of the Company's shareholders at the May 17, 1995, Annual Shareholders Meeting, the Company adopted a motion to award each non-employee Director options to purchase 10,000 shares of common stock each year during their tenure on the Board of Directors. Such stock option awards from the Non-Qualified Plan are made at an exercise price equal to the closing price of the Company's common stock one day prior to the Annual Shareholders Meeting. The non- employee Director grants are exercisable at any time between one and five years from the date of grant.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



18.      STOCK OPTIONS, CONTINUED:

         Non-qualified stock option activity during 1997, 1996, and 1995 was as follows:

                                                 1997                   1996                     1995
                                        ----------------------- ----------------------  ------------------------
                                                    Weighted                Weighted                 Weighted
                                        Amount    Average Price Amount   Average Price  Amount     Average Price
                                        -------   ------------- -------  -------------  -------    -------------
                 Outstanding,
                 beginning of year      260,000      $   2.54   335,000      $   2.21   305,000      $   2.26
                 Granted                140,000      $   3.00    60,000      $   3.31    60,000      $   2.06
                 Exercised              (40,000)     $   2.39  (120,000)     $   1.41    (5,000)     $   1.88
                 Forfeitures            (40,000)     $   2.72   (15,000)     $   3.69        --            --
                 Expirations                 --            --        --            --   (25,000)     $   2.50
                                        -------                 -------                 -------
                 Outstanding,
                 end of year            320,000      $   2.88   260,000      $   2.72   335,000      $   2.21
                                        =======                 =======                 =======
                 Exercisable,
                 end of year            180,000      $   2.80   200,000      $   2.54   275,000      $   2.24


         A summary of the outstanding non-qualified stock options as of December 31, 1997, follows:


             Range of          Amount          Weighted Average Remaining        Weighted Average
         Exercise Prices     Outstanding            Contractual Life              Exercise Price
         ---------------     -----------            ----------------              --------------
           $ 2.06 - $ 2.50      80,000                 2.0 years                      $ 2.24
           $ 3.00 - $ 3.31     240,000                 3.2 years                      $ 3.10


         At December 31, 1997, there were 128,357 shares reserved for future issuance under the Non-Qualified Plan.

         The Company measures compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. No compensation cost has been recognized in the financial statements as the exercise price of all option grants is at least equal to 100% of the market price of the Company's common stock at the date of grant. In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. Had compensation cost

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



18.      STOCK OPTIONS, CONTINUED:

been determined under the provisions of SFAS 123, the following pro forma net loss and per share amounts would have been recorded:

                                                     1997               1996              1995
                                                     ----               ----              ----
                     Net loss

                          o  As reported            $ 5,022,300        $ 7,114,900       $ 6,143,200
                          o  Pro Forma              $ 5,506,300        $ 7,401,800       $ 6,226,600

                     Basic and diluted loss
                     per share

                          o  As reported                  $0.13             $ 0.21            $ 0.24
                          o  Pro Forma                    $0.14             $ 0.22            $ 0.24



         The weighted average fair value for options granted in 1997, 1996 and 1995 were $0.72 per share, $1.02 per share, and $0.73 per share, respectively. The pro forma amounts were determined using the Black Scholes model with the following assumptions:

                                                                   1997         1996         1995
                                                                   ----         ----         ----
                    Expected volatility

                         o Incentive Stock Options                 75.2%        73.7%        73.7%

                         o Non-Qualified Stock Options             80.3%        73.7%        73.7%
                    Expected option term

                         o  Incentive Stock Options               3 years      3 years      3 years

                         o  Non-Qualified Stock Options           5 years      5 years      5 years
                    Weighted average risk-free interest rate

                         o  Incentive Stock Options                 5.8%         5.8%         5.7%

                         o  Non-Qualified Stock Options             6.5%         6.6%         6.3%

                    Forfeiture rate
                         o  Incentive Stock Options                 15%          15%          15%

                         o  Non-Qualified Stock Options              -            -            -

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.      WARRANTS:

         As a result of an equity offering in June, 1997, warrants to purchase 278,182 shares of $0.01 par value common stock were issued at a price of $4.05 per share. The warrants will expire on June 5, 2000.

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

20.      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

         In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income would include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS 130 will be effective for fiscal years beginning after December 15, 1997. Upon adoption, the Company does not anticipate a material impact on its financial statements.

         In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. The provisions of SFAS 131 will be effective for fiscal years beginning after December 15, 1997. Upon adoption, the Company anticipates a material impact on its reported disclosures.

21.      SUBSEQUENT EVENT:

         On January 30, 1998, the Company completed an equity financing which raised approximately $2.5 million ($2.3 million net of expenses) through the sale of 2,490,000 shares of common stock.

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


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

(a)      Financial Statements (included in Part II of this Report):

                 Report of Independent Accountants'

                 Consolidated Balance Sheets - December 31, 1997 and 1996

                 Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995

                 Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995

                 Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

                 Notes to Consolidated Financial Statements

(b) The Company filed a report on Form 8-K on October 9, 1997, in connection with the purchase of a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture from Phelps Dodge Corporation.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 73 to 74. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.1              Certificate of Incorporation of the Company, as amended  (2)

3.1.1            Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of
                 State on December 26, 1990  (3)

3.2*             Bylaws of the Company, as amended

4.1              Specimen Common Stock Certificate  (1)

4.2              Specimen Warrant Certificate  (5)

4.3              Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer,
                 Inc.  (5)

4.4              Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities
                 Transfer & Trust, Inc.  (6)

10.1             Change of Control Agreements, dated December 6, 1991, between the Company and Richard  H. De Voto, Gary
                 C. Huber and William W. Walker  (4)

10.2             Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as
                 Agent  (5)

10.3             Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial
                 Services Corporation  (5)

10.4             Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

11.1*            Statement regarding computation of per share earnings

21.1*            Subsidiaries of the Registrant

23.1*            Consent of Coopers & Lybrand L.L.P.

23.2*            Consent of Kvaerner Metals (formerly Davy International)

27*              Financial Data Schedule

* Filed herewith

(1) Exhibit 4.1 is incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(2) Exhibit 3.1 is incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-00175) declared effective by the Securities and Exchange Commission on May 14, 1996.

(3) Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(4) Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(5) Exhibits 4.2, 4.3, 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7) Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       CANYON RESOURCES CORPORATION


Date:    March 30, 1998                /s/ Richard H. De Voto
                                       ----------------------------
                                           Richard H. De Voto
                                       Principal Executive Officer


Date:    March 30, 1998                /s/ Gary C. Huber
                                       ----------------------------
                                       Gary C. Huber
                                       Principal Financial and Accounting
                                       Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:    March 30, 1998                                     /s/ Richard H. De Voto
                                                            ---------------------------------------
                                                            Richard H. De Voto, Director


Date:    March 30, 1998                                     /s/ Gary C. Huber
                                                            ---------------------------------------
                                                            Gary C. Huber, Director


Date:    March 30, 1998                                     /s/ James E. Askew
                                                            ---------------------------------------
                                                            James E. Askew, Director


Date:    March 30, 1998                                     /s/ Leland O. Erdahl
                                                            ---------------------------------------
                                                            Leland O. Erdahl, Director


Date:    March 30, 1998                                     /s/ Christopher M.T. Thompson
                                                            ---------------------------------------
                                                            Christopher M.T. Thompson, Director


Date:    March 30, 1998                                     /s/ Robert L. Zerga
                                                            ---------------------------------------
                                                            Robert L. Zerga, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.1              Certificate of Incorporation of the Company, as amended  (2)

3.1.1            Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of
                 State on December 26, 1990  (3)

3.2*             Bylaws of the Company, as amended

4.1              Specimen Common Stock Certificate  (1)

4.2              Specimen Warrant Certificate  (5)

4.3              Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer,
                 Inc.  (5)

4.4              Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities
                 Transfer & Trust, Inc.  (6)

10.1             Change of Control Agreements, dated December 6, 1991, between the Company and Richard  H. De Voto, Gary
                 C. Huber and William W. Walker  (4)

10.2             Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as
                 Agent  (5)

10.3             Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial
                 Services Corporation  (5)

10.4             Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

11.1*            Statement regarding computation of per share earnings

21.1*            Subsidiaries of the Registrant

23.1*            Consent of Coopers & Lybrand L.L.P.

23.2*            Consent of Kvaerner Metals (formerly Davy International)

27*              Financial Data Schedule

* Filed herewith

(1) Exhibit 4.1 is incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(2) Exhibit 3.1 is incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-00175) declared effective by the Securities and Exchange Commission on May 14, 1996.

(3) Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(4) Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(5) Exhibits 4.2, 4.3, 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7) Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.