Form 10-Q
period 1998-03-31
CANYON RESOURCES CORP
filed 1998-05-14
CIK 739460

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

                                  ------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended March 31, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
               For the transition period from _______ to _______

                                  ------------

                         Commission file number 1-11887
                          CANYON RESOURCES CORPORATION
                            (a Delaware Corporation)


                I.R.S. Employer Identification Number 84-0800747


                      14142 Denver West Parkway, Suite 250
                                Golden, CO 80401
                                 (303) 278-8464



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes /X/   No / /

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,107,074 shares of the Company's Common Stock were outstanding as of May 1, 1998.


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

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1997.


      Consolidated Balance Sheets......................................................Page 3

      Consolidated Statements of Operations ...........................................Page 4

      Consolidated Statements of Cash Flows............................................Page 5-6

      Notes to Interim Consolidated Financial Statements...............................Page 7-12


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ..................................Page 13


CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                             ------------------      ----------------
ASSETS

Cash and cash equivalents                                                    $        1,784,100      $      3,111,000
Restricted cash                                                                       2,808,800             2,316,300
Accounts receivable                                                                   1,045,800               746,700
Inventories                                                                           6,856,600             6,051,800
Prepaid and other assets                                                              1,109,500             1,288,500
                                                                             ------------------      ----------------
   Total current assets                                                              13,604,800            13,514,300
                                                                             ------------------      ----------------

Property and equipment, at cost
   Mining claims and leases                                                          27,862,600            26,463,800
   Producing properties                                                              60,721,500            60,616,800
   Other                                                                              1,146,600             1,144,500
                                                                             ------------------      ----------------
                                                                                     89,730,700            88,225,100
   Accumulated depreciation and depletion                                            (8,685,000)           (7,269,100)
                                                                             ------------------      ----------------
      Net property and equipment                                                     81,045,700            80,956,000
                                                                             ------------------      ----------------

Other assets                                                                          3,229,100             2,811,800
                                                                             ------------------      ----------------

      Total Assets                                                           $       97,879,600      $     97,282,100
                                                                             ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $        3,466,000      $      3,829,600
Notes payable - current                                                               4,431,600             4,554,300
Accrued taxes, other than payroll and income                                             42,900               151,400
Accrued reclamation costs                                                             1,284,000             1,441,200
Other accrued liabilities                                                             1,193,000               956,600
                                                                             ------------------      ----------------
   Total current liabilities                                                         10,417,500            10,933,100

Notes payable - long term                                                            26,895,000            28,055,000
Accrued reclamation costs                                                             2,940,900             2,857,500
Other noncurrent liabilities                                                            398,100               398,000
                                                                             ------------------      ----------------
   Total Liabilities                                                                 40,651,500            42,243,600
                                                                             ------------------      ----------------

Commitments (Notes 8 and 9)

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,107,100 at March 31, 1998, and
   43,617,100 at December 31, 1997                                                      461,100               436,200
Capital in excess of par value                                                       95,278,900            92,999,400
Deficit                                                                             (38,511,900)          (38,397,100)
                                                                             ------------------      ----------------
   Total Stockholders' Equity                                                        57,228,100            55,038,500
                                                                             ------------------      ----------------

   Total Liabilities and Stockholders' Equity                                $       97,879,600      $     97,282,100
                                                                             ==================      ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                     Three months ended March 31,
                                                                                      1998                  1997
                                                                                 --------------      ----------------
     REVENUE
Sales                                                                            $    7,391,600      $      3,439,600
                                                                                 --------------      ----------------

     EXPENSES
Cost of sales                                                                         4,885,600              2,240,500
Depreciation, depletion, and amortization                                             1,401,500                571,500
Selling, general and administrative                                                     753,400                781,500
Exploration costs                                                                        28,200                 70,600
                                                                                 --------------      -----------------

                                                                                      7,068,700              3,664,100
                                                                                 --------------      -----------------
     OTHER INCOME (EXPENSE)
Interest income                                                                          53,800                 64,400
Interest expense                                                                       (533,700)              (146,600)
Gain on asset sales                                                                      59,800                  -
Other                                                                                   (17,600)                (3,600)
                                                                                 --------------      -----------------

                                                                                       (437,700)               (86,200)
                                                                                 --------------      -----------------

Net loss                                                                         $     (114,800)     $        (310,700)
                                                                                 ==============      =================

Basic and diluted loss per share:
Net loss                                                                         $         --        $           (0.01)
                                                                                 ==============      =================

Weighted average shares outstanding                                                  46,107,100             37,538,400
                                                                                 ==============      =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                    Three months ended March 31,
                                                                                       1998                 1997
                                                                                 --------------       ---------------
Cash flows from operating activities:
  Net loss                                                                       $     (114,800)      $      (310,700)
                                                                                 --------------       ---------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and depletion                                                        1,401,500               571,500
    Amortization of financing costs                                                      74,300                17,700
    (Gain) on asset sales                                                               (59,800)                  --
    Other                                                                                13,700                 3,500
 Changes in assets and liabilities,
    Increase in receivables                                                            (303,000)             (388,200)
    Increase in inventories                                                            (804,800)             (317,700)
    (Increase) decrease in prepaid and other assets                                    (312,600)               77,400
    Increase in accounts payable and accrued liabilities                                407,800             1,444,900
    (Decrease) increase in other liabilities                                             83,500                  (100)
    Increase in restricted cash                                                        (492,500)           (1,486,300)
                                                                                 --------------       ---------------

    Total adjustments                                                                     8,100               (77,300)
                                                                                 --------------       ---------------

    Net cash used in operating activities                                              (106,700)             (388,000)
                                                                                 --------------       ---------------

Cash flows from investing activities:
  Purchases of property and equipment                                                (2,188,700)           (6,827,000)
  Proceeds from asset sales                                                              69,800                   500
  Proceeds from gold sales and restricted cash                                              --              3,894,100
                                                                                 --------------       ---------------

    Net cash used in investing activities                                            (2,118,900)           (2,932,400)
                                                                                 --------------       ---------------

Cash flows from financing activities:
  Issuance of stock, net                                                              2,228,600               139,000
  Proceeds from loans and restricted cash, net                                              --              1,770,400
  Payments on debt                                                                   (1,292,500)              (57,400)
  Payments for debt issuance costs                                                          --                (13,300)
  Payments on capital lease obligations                                                 (37,400)              (38,000)
                                                                                 --------------       ---------------

    Net cash provided by financing activities                                           898,700             1,800,700
                                                                                 --------------       ---------------

Net decrease in cash and cash equivalents                                            (1,326,900)           (1,519,700)
Cash and cash equivalents, beginning of year                                          3,111,000             4,181,100
                                                                                 --------------       ---------------

Cash and cash equivalents, end of period                                         $    1,784,100       $     2,661,400
                                                                                 ==============       ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $434,100 of interest during the first three months of 1998, and $374,500 during the corresponding period of 1997. Of the total payments, capitalized interest during the first three months of 1998 and 1997 was $0 and $258,700, respectively.

2. The Company paid no income taxes during the first three months of 1998 and the corresponding period of 1997.



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

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in the accompanying interim financial statements.

         The provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, will be effective for the Company's 1998 fiscal year. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. As the provisions need not be applied to interim financial statements in the initial year of application, the accompanying interim financial statements do not include the disclosures required by SFAS 131. Upon adoption, the Company anticipates a material impact on its reported disclosures.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


2.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following:


-------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,            DECEMBER 31,
                                                                          1998                    1997
-------------------------------------------------------------------------------------------------------------
Collateral for Letter of Credit (a)                               $          1,953,000  $           1,953,000
Unexpended proceeds from loan drawing (b)                                       54,400                 54,000
Unexpended proceeds from gold sales (c)                                        801,200                309,100
Contingency account (d)                                                            200                    200
                                                                  --------------------  ---------------------
                                                                  $          2,808,800  $           2,316,300
                                                                  ====================  =====================
-------------------------------------------------------------------------------------------------------------

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 1998. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

         (b) Loan proceeds are restricted solely for the development of the Briggs Mine.

         (c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


4.       RESTRICTED CASH: (Continued)

         (d) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

5.       INVENTORIES:

         Inventories consisted of the following at:


-------------------------------------------------------------------------------------------
                                                        MARCH 31,           DECEMBER 31,
                                                          1998                 1997
-------------------------------------------------------------------------------------------
Gold-in-process (a)                              $          5,851,200     $       4,997,900
Industrial minerals - in process (a)                          378,200               413,200
Materials and supplies                                        627,200               640,700
                                                 --------------------     -----------------
                                                 $          6,856,600     $       6,051,800
                                                 ====================     =================
-------------------------------------------------------------------------------------------

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:


-------------------------------------------------------------------------------------------
                                                       MARCH 31,            DECEMBER 31,
                                                         1998                  1997
-------------------------------------------------------------------------------------------
Briggs Loan (a)                                    $      30,882,500    $        31,825,000
Norwest Revolver (b)                                          -                     350,000
Western Mobile Note (c)                                      444,100                434,300
                                                   -----------------    -------------------
                                                   $      31,326,600    $        32,609,300
Current portion                                            4,431,600              4,554,300
                                                   -----------------    -------------------
Notes Payable - Long Term                          $      26,895,000    $        28,055,000
                                                   =================    ===================
-------------------------------------------------------------------------------------------


                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


6.       NOTES PAYABLE: (Continued)

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. Outstanding ounces on the gold loan at March 31, 1998 and December 31, 1997, were 57,499 ounces and 59,593 ounces, respectively. Weighted average interest rates on the loans during the first three months of 1998 were (i) 3.8% on the gold loan and (ii) 10.6% on the cash loans. For the comparable period in 1997, weighted average interest rates on the gold loan and dollar loans were 3.5% and 9.9%, respectively. Interest payments of $421,400 and $344,500 were made during the first three months of 1998 and 1997, respectively.

         (b) In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), obtained a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivables not more than 90 days in age from date of invoice. During the first three months of 1998, the Revolver was completely paid down. The average interest rate for the period was 9.0% and interest payments of $2,700 were made. At March 31, 1998, the amount available under the Revolver, which was equal to the borrowing base, was $522,000.

         (c) On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 due one year later. As the promissory note issued for the remaining consideration did not contain a stated interest rate, an imputed rate of 9% was used to establish the note's present value, resulting in a discount of $40,700. The amount amortized to interest expense during the first three months of 1998 was $9,800.

7.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the first three months of 1998 was $202,100. For the comparable period of 1997, spending totaled $411,300.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


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

         The Company made an initial payment of $5 million as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $20 to $30 per mineable reserve ounce attributable to the Phelps Dodge ownership as determined by a final feasibility study, is to be paid after all permits for mine development are obtained. Due to the contingent nature of the transaction, the Company has only recorded the initial payment of $5 million as additions to mining claims and leases.

9.       YEAR 2000 ISSUE:

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to year 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company expects to initiate communications in 1998 with all of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

10.      INCOME TAXES:

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

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


11.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of potential common shares (options and warrants) would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for the periods presented.

12.      SUBSEQUENT EVENT:

         In May, 1998, as part of a restructuring of the Briggs Mine loan facility, the Company liquidated its hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million. The balance of the proceeds ($2.5 million) will be held in an escrow account for the use by the lenders at their discretion. The Company is working with the lenders to implement a new long-term hedging program. The gain of $11.1 million resulting from the liquidation will be deferred and recognized in operations over the original terms of the forward contracts.

         In addition, the restructuring included the modification of certain coverage ratios (as defined) and a revision to the amortization schedule for the gold loan. The revised amortization schedule follows:

--------------------------------------------------------------------------------
PAYMENT PERIOD                              OUNCES          $ MONETIZED AMOUNT
--------------------------------------------------------------------------------
Balance of 1998                              2,738            $   1,062,500
1999                                         3,060                1,187,400
2000                                         2,738                1,062,500
2001                                        14,174                5,500,200
2002                                        34,789               13,499,900
                                            ------            -------------
                                            57,499            $  22,312,500
--------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

         The Company recorded a net loss of $0.1 million on revenues of $7.4 million for the three months ended March 31, 1998, compared to a net loss of $0.3 million on revenues of $3.4 million for the comparable period in 1997. The lower loss in the current period was principally a result of improved performance in the industrial minerals segment, lower general and administrative costs, lower exploration expenses, and a gain on the sale of an exploration property.

         For the three months ended March 31, 1998, the Company sold 14,179 ounces of gold and 3,500 ounces of silver at an average price of $423 per equivalent gold ounce. For the comparable period of 1997, the Company sold 13,750 ounces of gold at an average realized price of $403 per ounce. The prior period includes the sale of 8,150 ounces of gold which was credited against capitalized development costs at the Briggs Mine. The New York Commodity Exchange (COMEX) gold price averaged $295 and $353 per ounce for the three months ended March 31, 1998 and 1997, respectively. Revenue from the sales of industrial minerals products increased 17% in the current period.

         Cost of sales was $4.9 million for the three months ended March 31, 1998, as compared to $2.2 million in the prior period. The prior period includes only one month of commercial production at the Briggs Mine. Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD

--------------------------------------------------------------------------------
                                             Three months ended March 31,
                                                 1998         1997(1)
--------------------------------------------------------------------------------
Cash operating (2)                              $272            $237
Total cash costs (3)                            $278            $244
Total production costs (4)                      $374            $337
--------------------------------------------------------------------------------

         (1)    March, 1997, only.
         (2) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.
         (3)    Cash operating costs plus royalties
         (4) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Operating costs at the Briggs Mine during the first quarter of 1998 were lower than budgeted, however, gold production levels were also lower than expected, resulting in higher unit costs. The lower production levels were mainly attributable to a build-up of carbon in the process plant and to an unfavorable reaction in the strip circuit to a chemical provided by a new supplier. These problems have been subsequently resolved and production is approaching expected levels.

         Depreciation, depletion and amortization was higher in the current period, as the prior period included only one month of commercial production at the Briggs Mine. Interest expense was higher in the current period for the same reason.

LIQUIDITY & CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 1998, was $0.1 million as compared to $0.4 million used in operating activities for the same period in 1997. Cash and cash equivalents at March 31, 1998 was $1.8 million.

         The Company spent $2.2 million on capital programs for the three months ended March 31, 1998, principally on advancing the permitting effort at the McDonald Gold Project, improvements to the industrial minerals business, and costs associated with the Company's exploration property in Brazil.

         During the first quarter of 1998, the Company raised $2.5 million ($2.3 million net of expenses) through the sale of 2,490,000 shares of common stock, repaid $0.9 million of principal on the Briggs Mine loan facility and paid down the CR Minerals Revolver ($0.3 million).

         In May, 1998, as part of a restructuring of the Briggs Mine loan facility, the Company liquidated its hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million. The balance of the proceeds ($2.5 million) will be held in an escrow account for the use by the lenders at their discretion. The Company is working with the lenders to implement a new long-term hedging program. The gain of $11.1 million resulting from the liquidation will be deferred and recognized in operations over the original terms of the forward contracts.

         In addition, the restructuring included the modification of certain coverage ratios (as defined) and a revision to the amortization schedule for the gold loan. The revised amortization schedule follows:

--------------------------------------------------------------------------------
PAYMENT PERIOD                              OUNCES          $ MONETIZED AMOUNT
--------------------------------------------------------------------------------
Balance of 1998                              2,738             $  1,062,500
1999                                         3,060                1,187,400
2000                                         2,738                1,062,500
2001                                        14,174                5,500,200
2002                                        34,789               13,499,900
                                            ------             ------------
                                            57,499             $ 22,312,500
--------------------------------------------------------------------------------

         The McDonald Gold Project is expected to require between $10 million and $12 million over the next eighteen months for the permitting process. The Company is currently examining several options with respect to project funding, however, there can be no assurances of such arrangements being finalized. Should the Company not be able to obtain funding, the schedule for completing the permitting process could be affected.

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS:        .........................................................   None

ITEM 2.           CHANGES IN SECURITIES:.............................................................   None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:...................................................   None

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:.................................   None

ITEM 5.           OTHER INFORMATION:        .........................................................   None

ITEM 6(a)         EXHIBITS:

                  No. 27 - Financial Data Schedule

ITEM 6(b)         REPORTS ON FORM 8-K:...............................................................   None


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CANYON RESOURCES CORPORATION



Date:    May 13, 1998                           /s/ Richard T. Phillips
                                                --------------------------------
                                                Richard T. Phillips
                                                Treasurer



Date:   May 13, 1998                            /s/ Gary C. Huber
                                                --------------------------------
                                                Gary C. Huber
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.              EXHIBIT DESCRIPTION                         PAGE

   27                    Financial Data Schedule