Form 10-Q
period 1998-06-30
CANYON RESOURCES CORP
filed 1998-08-19
CIK 739460

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

                             ----------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 1998
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
             For the transition period from __________ to _________

                             ----------------------

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,107,074 shares of the Company's Common Stock were outstanding as of August 1, 1998.


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


      Consolidated Balance Sheets.................................Page 3

      Consolidated Statements of Operations ......................Page 4

      Consolidated Statements of Cash Flows.......................Page 5-6

      Notes to Interim Consolidated Financial Statements..........Page 7-15


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ....................Page 16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK       ......................................Page 20

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                     June 30,          December 31,
                                                                                       1998                1997
                                                                                  --------------      --------------
ASSETS

Cash and cash equivalents                                                          $    936,900       $   3,111,000
Restricted cash                                                                       5,724,000           2,316,300
Accounts receivable                                                                   1,195,500             746,700
Inventories                                                                           5,600,000           6,051,800
Prepaid and other assets                                                                862,900           1,288,500
                                                                                  --------------      --------------
   Total current assets                                                              14,319,300          13,514,300
                                                                                  --------------      --------------
Property and equipment, at cost
   Mining claims and leases                                                          24,056,300          26,463,800
   Producing properties                                                              61,938,200          60,616,800
   Other                                                                              1,076,400           1,144,500
                                                                                  --------------      --------------
                                                                                     87,070,900          88,225,100
   Accumulated depreciation and depletion                                           (10,929,900)         (7,269,100)
                                                                                  --------------      --------------
     Net property and equipment                                                      76,141,000          80,956,000
                                                                                  --------------      --------------
Other Assets                                                                          3,025,200           2,811,800
                                                                                  --------------      --------------
     Total Assets                                                                 $  93,485,500       $  97,282,100
                                                                                  ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $   3,635,100       $   3,829,600
Notes payable - current                                                               1,579,200           4,554,300
Deferred income                                                                       4,731,700                 --
Accrued taxes, other than payroll and income                                             56,900             151,400
Accrued reclamation costs                                                               830,000           1,441,200
Other accrued liabilities                                                               554,000             956,600
                                                                                  --------------      --------------
   Total current liabilities                                                         11,386,900          10,933,100

Notes payable - long term                                                            21,125,000          28,055,000
Deferred income                                                                       6,470,700                 --
Accrued reclamation costs                                                             3,228,600           2,857,500
Other noncurrent liabilities                                                          1,406,000             398,000
                                                                                  --------------      --------------
     Total Liabilities                                                               43,617,200          42,243,600
                                                                                  --------------      --------------

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,107,100 at June 30, 1998, and
   43,617,100 at December 31, 1997                                                      461,100             436,200
Capital in excess of par value                                                       95,278,800          92,999,400
Deficit                                                                             (45,871,600)        (38,397,100)
                                                                                  --------------      --------------
     Total Stockholders' Equity                                                      49,868,300          55,038,500
                                                                                  --------------      --------------
     Total Liabilities and Stockholders' Equity                                   $  93,485,500       $  97,282,100
                                                                                  ==============      ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               1998           1997          1998          1997
                                           ------------   ------------   -----------   -----------
 REVENUE
Sales                                      $10,146,600    $ 9,668,800    $17,538,200   $13,108,400
                                           -----------    -----------    -----------   -----------
 EXPENSES
Cost of sales                                7,910,900      6,155,100     12,796,500     8,395,600
Depreciation, depletion, and amortization    2,256,700      1,820,300      3,660,200     2,391,800
Selling, general and administrative            931,800        889,100      1,685,200     1,670,600
Exploration costs                               90,100         47,900        306,200       118,500
                                           -----------    -----------    -----------   -----------
                                            11,189,500      8,912,400     18,448,100    12,576,500
                                           -----------    -----------    -----------   -----------
 OTHER INCOME (EXPENSE)
Interest income                                 58,700        104,400        112,500       168,400
Interest expense                              (402,900)      (393,400)      (936,600)     (540,000)
Gain (loss) on asset disposals                 (42,100)       149,400         17,700       149,400
Other                                           (4,500)       (11,200)       (22,100)      (14,800)
                                           -----------    -----------    -----------   -----------
                                              (390,800)      (150,800)      (828,500)     (237,000)
                                           -----------    -----------    -----------   -----------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                     $(1,433,700)   $   605,600    $(1,738,400)  $   294,900
Extraordinary loss on debt prepayments     $  (281,500)            -     $  (281,500)           -
Cumulative effect of change in accounting
  principle                                         -              -      (5,454,600)           -
                                           -----------    -----------    -----------   -----------
Net income (loss)                          $(1,715,200)   $   605,600    $(7,474,500)  $   294,900
                                           ===========    ===========    ===========   ===========
Basic and diluted income (loss) per
  share:
  Income (loss) before extraordinary item
     and cumulative effect of change in
     accounting principle                       $(0.03)         $0.02         $(0.04)        $0.01
  Extraordinary loss on debt prepayments        $(0.01)            -              -             -
  Cumulative effect of change in
     accounting principle                           -              -          $(0.12)           -
                                           -----------    -----------    -----------   -----------
  Net income (loss)                             $(0.04)         $0.02         $(0.16)        $0.01
                                           ===========    ===========    ===========   ===========
Weighted average shares outstanding         46,107,100     38,756,500     46,107,100    38,147,500
                                           ===========    ===========    ===========   ===========
Pro forma amounts assuming the change in
  accounting principle is applied
  retroactively
  Net income (loss)                        $(1,715,200)   $   274,400    $(2,019,900)  $  (367,200)
  Basic and diluted per share amounts           $(0.04)         $0.01         $(0.04)       $(0.01)

                  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     Six months ended June 30,
                                                                                       1998             1997
                                                                                 ---------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                              $   (7,474,500)   $       294,900
                                                                                 ---------------   ----------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss on debt prepayments                                              281,500                 -
    Cumulative effect of change in accounting principle                               5,454,600                 -
    Depreciation, depletion, and amortization                                         3,660,200          2,391,800
    Amortization of financing costs                                                     404,000             75,200
    (Gain) loss on asset disposals                                                      (17,700)          (149,400)
    Other                                                                                25,100              3,600
    Changes in assets and liabilities,
      Increase in receivables                                                          (491,700)          (546,500)
      (Increase) decrease in inventories                                                451,800         (1,337,200)
      Increase in prepaid and other assets                                             (783,000)          (314,000)
      (Decrease) increase in accounts payable and accrued liabilities                (1,042,400)         2,085,400
      Increase in deferred income                                                    11,202,400                 -
      (Decrease) increase in other liabilities                                          371,100           (386,200)
      Increase in restricted cash                                                    (3,407,700)        (1,821,700)
                                                                                 ---------------   ----------------
    Total adjustments                                                                16,108,200              1,000
                                                                                 ---------------   ----------------
    Net cash provided by operating activities                                         8,633,700            295,900
                                                                                 ---------------   ----------------
Cash flows from investing activities:
  Purchases of property and equipment                                                (3,117,400)       (10,178,000)
  Proceeds on asset dispositions                                                        113,800            150,500
  Proceeds from gold sales and restricted cash                                               -           3,894,300
                                                                                 ---------------   ----------------
    Net cash used in investing activities                                            (3,003,600)        (6,133,200)
                                                                                 ---------------   ----------------
Cash flows from financing activities:
  Issuance of stock, net                                                              2,192,500          9,410,200
  Proceeds from loans and restricted cash, net                                          500,000          3,081,200
  Payments on debt                                                                  (10,425,000)          (841,200)
  Payments on capital lease obligations                                                 (71,700)           (66,700)
                                                                                 ---------------   ----------------
    Net cash provided by (used in) financing activities                              (7,084,200)        11,583,500
                                                                                 ---------------   ----------------
Net increase (decrease) in cash and cash equivalents                                 (2,174,100)         5,746,200
Cash and cash equivalents, beginning of year                                          3,111,000          4,181,100
                                                                                 ---------------   ----------------
Cash and cash equivalents, end of period                                         $      936,900    $     9,927,300
                                                                                 ===============   ================

                  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $908,800 of interest during the first half of 1998, and $803,300 during the corresponding period of 1997. Of the total payments, capitalized interest during the first half of 1998 and 1997 was $0 and $338,600, respectively.

2. The Company paid no income taxes during the first half of 1998 and no income taxes during the corresponding period of 1997.


Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $1,139,000 in equipment through capital leases during the first half of 1998, and $31,200 in equipment through capital leases during the first half of 1997.





                  The accompanying notes are an integral part of these consolidated financial statements.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


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

         In April 1998, the Financial Accounting Standards Board approved the issuance of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot determine the effects of adopting SOP 98-5 on its financial condition, liquidity or results of operations.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


1.       BASIS OF PRESENTATION: (Continued)

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, that adopting SFAS 133 will have on its financial condition, liquidity or results of operations.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods.

2.       CHANGE IN ACCOUNTING PRINCIPLE:

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting method in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,454,600 cumulative effect of the change on prior years is included in the loss for the six months ended June 30, 1998. The effect of the change on the three months ended June 30, 1998 was to increase the net loss by $66,200, which had no effect on per share amounts. The effect of the change on the six months ended June 30, 1998 was to increase the loss before extraordinary item and cumulative effect of a change in accounting principle by $256,100, or $0.01 per share and the net loss by $5,710,700 or $0.12 per share. The effect of the change on the first quarter of 1998 is as follows:

                                                             $ AMOUNTS             PER SHARE AMOUNTS
                                                             ----------            ------------------
Net loss as originally reported                              $  114,800                  $0.00
Effect of accounting change                                     189,900                   0.01
                                                             ----------                  -----
Loss before cumulative effect of a change in
   accounting principle                                         304,700                   0.01
Cumulative effect on prior years                              5,454,600                   0.12
                                                             ----------                  -----
Net loss as restated                                         $5,759,300                  $0.13
                                                             ==========                  =====

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


3.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

4.       USE OF ESTIMATES:

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

5.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                                                                    JUNE 30,            DECEMBER 31,
                                                                     1998                  1997
                                                                  ----------            ------------
Escrow Account - Briggs Loan (a)                                  $2,590,800                     -
Collateral for Letter of Credit (b)                                1,953,000             $1,953,000
Unexpended proceeds from gold sales (c)                            1,124,900                309,100
Unexpended proceeds from loan drawing (d)                             55,100                 54,000
Contingency account (e)                                                  200                    200
                                                                  ----------             ----------
                                                                  $5,724,000             $2,316,300
                                                                  ==========             ==========


         (a) Held in escrow account after closeout of hedge position for the use by Lenders at their discretion. (See Note 7(a))

         (b) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall and Briggs Mines, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 1998. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

         (c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


5.       RESTRICTED CASH (Continued)

         (d) Loan proceeds are restricted solely for the development of the Briggs Mine.

         (e) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. These funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

6.       INVENTORIES:

         Inventories consisted of the following at:


                                                  JUNE 30,         DECEMBER 31,
                                                    1998               1997
                                                 ----------        ------------
Gold-in-process (a)                              $4,586,900         $4,997,900
Industrial minerals - in process (a)                301,900            413,200
Materials and supplies                              711,200            640,700
                                                 ----------         ----------
                                                 $5,600,000         $6,051,800
                                                 ==========         ==========


         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.       NOTES PAYABLE:

         Notes payable consisted of the following at:


                                                  JUNE 30,         DECEMBER 31,
                                                    1998               1997
                                                -----------        ------------
Briggs Loan (a)                                 $21,750,000        $31,825,000
Norwest Revolver (b)                                500,000            350,000
Western Mobile Note (c)                             454,200            434,300
                                                -----------        -----------
                                                $22,704,200        $32,609,300
Current portion                                   1,579,200          4,554,300
                                                -----------        -----------
Notes Payable - Long Term                       $21,125,000        $28,055,000
                                                ===========        ===========

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


7.       NOTES PAYABLE: (Continued)

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility included $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. Weighted average interest rates on the amounts outstanding during the three months ended June 30, 1998 were (i) 3.6% on the gold loan and (ii) 10.2% on the cash loans. For the comparable period in 1997, weighted average interest rates on the gold loan and dollar loans were 3.2% and 10.0%, respectively. For the six months ended June 30, 1998, weighted average interest rates on the gold loan and dollar loans were (i) 3.7% and 10.5%, respectively. For the comparable period in 1997, weighted average interest rates were 3.4% and 10.0%, respectively. Interest payments of $390,100 and $422,900 were made during the three months ended June 30, 1998 and 1997, respectively. For the six month period, interest payments of $811,500 and $767,400 were made during 1998 and 1997, respectively.

               In May, 1998, the loan facility was restructured. As part of the restructuring, the Company liquidated its hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million. The balance of the proceeds ($2.5 million) is currently held in an escrow account for the use by the lenders at their discretion. As a result of the prepayment, unamortized deferred financing costs of $281,500 allocated to the cash loans were expensed in the second quarter of 1998. This amount is shown as an extraordinary item on the Statement of Operations for the three and six months ended June 30, 1998.

               In addition, the restructuring included the modification of certain coverage ratios (as defined) and a revision to the amortization schedule for the gold loan. The revised amortization schedule follows:

PAYMENT PERIOD                    OUNCES        $ MONETIZED AMOUNT
--------------                    ------        ------------------
Balance of 1998                    1,288             $  500,000
1999                               3,060              1,187,400
2000                               2,738              1,062,500
2001                              14,174              5,500,200
2002                              34,789             13,499,900
                                  ------            -----------
                                  56,049            $21,750,000

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

7.       NOTES PAYABLE: (Continued)

               The Company was not in compliance with certain conditions of the loan agreement as of June 30, 1998, relating to (i) achieving project completion (as defined) and (ii) a certain coverage ratio (as defined). In August, 1998, as a condition precedent to obtaining closure on the matters of non-compliance, the loan facility was further amended as follows: (i) the Company has pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (ii) should the Company undertake any asset sales, certain proceeds will be used to reduce the principal balance on the gold loan; (iii) the $2.5 million held in the escrow account will be utilized for debt service for the period ending September 30, 1998 with the balance used to reduce the principal on the gold loan; and (iv) a six month, $1 million credit line at LIBOR plus 2 3/8% will be established for working capital needs. With respect to the matters of non-compliance, the lenders have agreed to (i) deem the project complete, (ii) maintain certain negative covenants relating to asset dispositions, (iii) waive the debt cover requirement as of June 30, 1998, and (iv) lower the debt cover requirement for the next two quarters. The Company anticipates to be in compliance with this covenant in future periods.

        (b) In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), obtained a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivables not more than 90 days in age from date of invoice. The average interest rate for the current period was 9.0% and interest payments for the three and six months ended June 30, 1998, were $4,400 and $8,500, respectively. At June 30, 1998, the amount available under the Revolver was $100,000.

        (c) On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 due one year later. As the promissory note issued for the remaining consideration did not contain a stated interest rate, an imputed rate of 9% was used to establish the note's present value, resulting in a discount of $40,700. The amounts amortized to interest expense during the three and six months ended June 30, 1998, were $10,100 and $19,900, respectively.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


8.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the three months ended June 30, 1998 was $327,100. For the comparable period of 1997, spending totaled $513,500. For the six months ended June 30, 1998, spending totaled $529,200 as compared to $924,800 for the prior period.

9.       CONTINGENT LIABILITY:

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

         The initial agreement required the Company to make a payment of $5 million as part of a total purchase price which would be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $20 to $30 per mineable reserve ounce attributable to the Phelps Dodge ownership as determined by a final feasibility study, would be paid after all permits for mine development are obtained.

         In June, 1998, the Company and Phelps Dodge amended the purchase terms, subject to the Company entering into a joint venture or other business arrangement, including a merger, by December 31, 1998, that would provide adequate financing to carry the McDonald Gold Project through completion of permitting and engineering (Restructuring Event). Upon completion of a Restructuring Event, the original purchase terms would be modified to include an immediate $5.0 million payment and a further payment of $20.0 million upon completion of the permitting process. In addition, production payments would be modified to commence when the gold price is above $325 per ounce and would no longer be capped. If a Restructuring Event does not occur on or prior to December 31, 1998, the amendment will terminate and the original purchase terms will then remain in force. Due to the contingent nature of the transaction, the Company has recorded only the initial payment of $5.0 million as additions to mining claims and leases.

10.      YEAR 2000 ISSUE:

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail,

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


10.      YEAR 2000 ISSUE: (Continued)

         as the date would be reset to year 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the year 2000 issue and cannot presently estimate the costs associated with any remediation. The Company expects to commence work on identifying the scope of the year 2000 issue in the second half of 1998. This will involve the inventorying of systems, both hardware and software. In addition, the Company will identify all third party products and services utilized. The Company will next assess the risk associated with each of the identified items and design a course of action for dealing with each problem item, i.e., modification or replacement. Finally, the Company will implement and test systems to ensure year 2000 compliance. Although the Company believes it has adequate resources and personnel to complete all phases prior to December 31, 1999, the Company remains at risk with respect to its ability to complete its own program and/or to a failure by one or more of its third party suppliers to achieve year 2000 compliance within the required time frame.

11.      DEFERRED INCOME

         In May, 1998, the Company liquidated its gold hedge position for all forward contracts with settlement dates beyond June 30, 1998, resulting in a gain of $11.1 million. This gain will be deferred and recognized in operations over the original terms of the forward contracts as follows:

                                               $MM
                                              -----
              Balance of 1998                  $2.5
              1999                              4.1
              2000                              4.5
                                              -----
                    TOTAL                     $11.1
                                              =====


12.      INCOME TAXES:

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

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


13.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. The following table provides a reconciliation of the amounts used in the calculation of the Company's basic and diluted EPS before extraordinary item and cumulative effect of a change in accounting principle.


                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                                   1998             1997               1998                 1997
                                                   ----             ----               ----                 ----
BASIC EPS
  Income (loss) before extraordinary
     item and accounting change               $(1,433,700)     $   605,600          $(1,738,400)      $   294,900
                                              ===========      ===========          ===========       ===========
  Weighted average shares
     outstanding                               46,107,100       38,756,500           46,107,100        38,147,500
                                              ===========      ===========          ===========       ===========
  Per share amount                                 $(0.03)           $0.02               $(0.04)            $0.01
                                              ===========      ===========          ===========       ===========

DILUTED EPS
  Income (loss) before extraordinary
     item and accounting change               $(1,433,700)     $   605,600          $(1,738,400)      $   294,900
                                              ===========      ===========          ===========       ===========
  Weighted average shares
      outstanding                              46,107,100       38,756,500           46,107,100        38,147,500
  Add: effect of dilutive options                  (A)             331,200                (A)             165,600
                                              -----------      -----------          -----------       -----------
  Weighted average shares
      outstanding, as adjusted                 46,107,100       39,087,700           46,107,100        38,313,100
                                              ===========      ===========          ===========       ===========
  Per share amount                                 $(0.03)           $0.02               $(0.04)            $0.01
                                              ===========      ===========          ===========       ===========

(A) Effect would be antidilutive due to a loss before extraordinary item and accounting change.

         Options and warrants to purchase 4,917,000 shares of common stock were outstanding at June 30, 1998 that were not included in the current period calculations of diluted EPS as the effect would be antidilutive. At June 30, 1997, options and warrants to purchase 3,545,800 shares of common stock were outstanding that were not included in the prior period calculations of EPS because their exercise price was greater than the average market price of the Company's common shares.

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

RESULTS OF OPERATIONS

         The Company recorded a loss before extraordinary item of $1,433,700, or $0.03 per share and a net loss of $1,715,200, or $0.04 per share, on revenues of $10,146,600 for the second quarter of 1998. For the six months ended June 30, 1998, the Company reported a loss before extraordinary item and cumulative effect of a change in accounting principle of $1,738,400 or $0.04 per share and a net loss of $7,474,500, or $0.16 per share on revenues of $17,538,200. This compares to net income of $605,600, or $0.02 per share, on revenues of $9,668,800 during the second quarter of 1997, and net income of $294,900, or $0.01 per share on revenues of $13,108,400 during the first six months of 1997.

         In May, 1998, the Company prepaid in full the cash loans outstanding of $8.6 million on the Briggs Mine loan facility. As a result of the prepayment, unamortized deferred financing costs of $285,100 allocated to the cash loans were expensed and recorded as an extraordinary loss for the three and six months ended June 30, 1998.

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting policy in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,454,600 cumulative effect of the change on prior years is included in the loss for the six months ended June 30, 1998.

         For the three months ended June 30, 1998, the Company sold 23,879 ounces of gold and 7,000 ounces of silver at an average price of $361 per equivalent gold ounce. For the comparable period of 1997, the Company sold 20,262 ounces of gold and 6,500 ounces of silver at an average realized price of $409 per equivalent gold ounce. For the first half of 1998, 38,058 ounces of gold and 10,500 ounces of silver were sold at an average realized price of $384 per equivalent gold ounce. For the comparable period in 1997, 34,012 ounces of gold and 6,500 ounces of silver were sold at an average realized price of $408 per equivalent gold ounce. This total includes the sale of 8,150 ounces of gold during the first two months of the year which was credited against capitalized development costs. The New York Commodity Exchange (COMEX) gold price averaged $300 and $297 per ounce, respectively, for the three and six months ended June 30, 1998. For the comparable periods of 1997, the COMEX gold price averaged $343 and $348 per ounce. Revenue from the sales of industrial minerals products increased 11% and 14%, respectively, for the three and six months ended June 30, 1998 as compared to the prior year. Sales of industrial minerals products accounted for 15% and 17% of the Company's revenues for the three and six months ended June 30, 1998, respectively. Sales of industrial mineral products accounted for 14% and 20% of the Company's revenues respectively, for the three and six months ended June 30, 1997.

         Cost of sales was $7.9 million for the three months ended June 30, 1998, as compared to $6.2 million in the prior period. For the six months ended June 30, 1998, cost of sales was $12.8 million as compared to $8.4 million in the prior period. The prior period includes only four months of commercial production from the Briggs Mine.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD


                                          Three months ended June 30,              Six months ended June 30,
                                           1998                 1997                1998             1997(1)
                                           ----                 ----                ----             -------
Cash operating (2)                         $281                 $253                $278               $249
Total cash costs (3)                       $287                 $260                $284               $256
Total production costs (4)                 $382                 $351                $379               $348

         (1)    March, 1997 - June, 1997, only.
         (2) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.
         (3)    Cash operating costs plus royalties
         (4) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Although the ounces of gold produced and sold were higher and the operating costs were somewhat lower in 1998 than the comparable periods in 1997, per ounce costs were higher in the current periods due to lower grades of ore mined. For the three and six months ended June 30, 1998, the average ore grade was 0.026 ounce per ton and 0.028 ounce per ton, respectively. For the comparable periods of 1997, the average ore grade was 0.033 ounce per ton and
0.034 ounce per ton, respectively.

         Depreciation, depletion and amortization was higher in the current periods due to higher gold sales. In addition, the prior six month period included only four months of commercial gold production from the Briggs Mine.

         Interest expense was not materially different for the three month period ended June 30, 1998 as compared to 1997. For the six months ended June 30, 1998, interest expense was higher than the prior period as interest on the Briggs loan facility was capitalized for the first two months of 1997.

LIQUIDITY & CAPITAL RESOURCES

CASH FLOW

         Net cash provided by operating activities during the six months ended June 30, 1998, was $8.6 million as compared to $0.3 million for the same period in 1997. The substantial improvement was a result of the Company liquidating most of its gold hedge position in May, 1998, resulting in proceeds of $11.1 million. (See separate caption "Briggs Mine Loan Facility".)
Cash and cash equivalents at June 30, 1998 was $0.9 million.

         The Company spent $3.1 million on capital programs for the six months ended June 30, 1998, principally on advancing the permitting effort at the McDonald Gold Project and improvements to the industrial minerals business.

         During the first six months of 1998, the Company raised $2.5 million ($2.3 million net of expenses) through the sale of 2,490,000 shares of common stock, repaid $10.1 million of principal on the Briggs loan facility (See separate caption "Briggs Mine Loan Facility") and borrowed an additional $0.150 million on the CR Minerals Revolver.

BRIGGS MINE LOAN FACILITY

         In May, 1998, as part of a restructuring of the Briggs Mine loan facility, the Company liquidated its hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million. The balance of the proceeds ($2.5 million) are currently held in an escrow account for the use by the lenders at their discretion. The gain of $11.1 million resulting from the liquidation will be deferred and recognized in operations over the original terms of the forward contracts.

         In addition, the restructuring included the modification of certain coverage ratios (as defined) and a revision to the amortization schedule for the gold loan. The revised amortization schedule follows:

PAYMENT PERIOD                        OUNCES              $ MONETIZED AMOUNT
--------------                        ------              ------------------
Balance of 1998                        1,288                 $    500,000
1999                                   3,060                    1,187,400
2000                                   2,738                    1,062,500
2001                                  14,174                    5,500,200
2002                                  34,789                   13,499,900
                                      ------                 ------------
                                      56,049                  $21,750,000

         The Company was not in compliance with certain conditions of the loan agreement as of June 30, 1998, relating to (i) achieving project completion (as defined) and (ii) a certain coverage ratio (as defined). In August, 1998, as a condition precedent to obtaining closure on the matters of non-compliance, the loan facility was further amended as follows: (i) the Company has pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan;
(ii) should the Company undertake any asset sales, certain proceeds will be used to reduce the principal balance on the gold loan; (iii) the $2.5 million held in the escrow account will be utilized for debt service for the period ending September 30, 1998 with the balance used to reduce the principal on the gold loan; and (iv) a six month, $1 million credit line at LIBOR plus 2 3/8% will be established for working capital needs. With respect to the matters of non-compliance, the lenders have agreed to (i) deem the project complete, (ii) maintain certain negative covenants relating to asset dispositions, (iii) waive the debt cover requirement as of June 30, 1998, and (iv) lower the debt cover requirement for the next two quarters. The Company anticipates to be in compliance with this covenant in future periods.

MCDONALD GOLD PROJECT

         In June, 1998, the Company and Phelps Dodge amended the deferred payment terms resulting from the Company's purchase in September 1997 of Phelps Dodge's interest in the Seven-Up Pete Joint Venture and the McDonald Gold Project. Subject to the Company completing a joint venture or other business arrangement, including a merger, by December 31, 1998 that would provide adequate financing to carry the McDonald Gold Project through completion of permitting and engineering (Restructuring Event), the original purchase terms would be modified to include an immediate $5.0 million payment and a further payment of $20.0 million upon completion of the permitting process. In addition, production payments would be modified to commence when the gold price is above $325 per ounce and would no longer be capped. If a Restructuring Event does not occur on or prior to December 31, 1998, the amendment will terminate and the original purchase terms will then remain in force. Due to the contingent nature of the transaction, the Company has recorded only the initial payment of $5.0 million as additions to mining claims and leases.

         Effective July 20, 1998, an anti-cyanide gold and silver mining initiative (I-137) has been qualified to be placed on the ballot in Montana for the November 1998 election. I-137 would bar development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. With the initiative on the ballot and the inability to attract a joint venture partner to date, the Company has greatly reduced its rate of expenditures on the project. Work on the Environmental Impact Statement by the State's independent contractor and its subcontractors has been temporarily suspended and the project staff has been reduced by approximately 80%.

OVERALL LIQUIDITY

         At June 30, 1998, the ratio of the Company's liquid assets (cash and cash equivalents, restricted cash available to fund Briggs operations and accounts receivable) to its current liabilities (excluding deferred income) was
0.49 to 1. At current gold prices, the Briggs Mine is not expected to generate positive cash flow after capital expenditures and debt repayments until the third quarter of 1999. Additionally, although the industrial minerals segment will contribute a modest cash flow over the next twelve months, it will not be sufficient to cover on-going general and administrative expenses and other project related costs. Thus, the Company is actively pursuing a strategy of i) divestiture or joint venture of one or more of its assets, ii) curtailing further or completely suspending the permitting effort at the McDonald Gold Project, and iii) reducing corporate general and administrative expenses. The Company anticipates, but can make no assurances, that implementation of the above strategy will adequately address its liquidity needs.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the Financial Accounting Standards Board approved the issuance of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot determine the effects of adopting SOP 98-5 on its financial condition, liquidity or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, that adopting SFAS 133 will have on its financial condition, liquidity or results of operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not meet the minimum market capitalization requirement for these disclosures for interim periods in 1998.

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS: ...................................   None

ITEM 2.   CHANGES IN SECURITIES:................................   None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:......................   None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

          On June 11, 1998, the Company held its Annual Meeting of Shareholders. The following three items of business were voted upon by shareholders at the meeting:

          Proposal I was the election of two Directors of the Company: Richard
          H. De Voto and Robert L. Zerga. The proposal electing the two Directors passed with votes of 33,070,978 and 34,060,422 shares "For" respectively, and 2,096,021 and 1,106,577 "Withheld", respectively.

          Proposal II was to amend the Company's Incentive Stock Option Plan to increase the amount of shares available under the plan from 3,500,000 to 4,500,000. The proposal passed with votes of 32,104,242 "For"; 2,879,327 "Against"; and 183,430 "Abstaining".

          Proposal III was to ratify the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent public accountants for 1998. The proposal passed with votes of 34,924,745 "For"; 151,834 "Against"; and 90,420 "Abstaining".

ITEM 5.   OTHER INFORMATION:

          SHAREHOLDER PROPOSALS

          Proposals by shareholders of the Company to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company no later than January 6, 1999, to be included in the Company's Proxy Statement and proxy for that meeting. If a shareholder intends to submit a proposal at the meeting that is not included in the Company's proxy statement, and the shareholder fails to notify the Company prior to March 22, 1999 of such proposal, then the proxies appointed by the Company's Management would be allowed to use their discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proponent must be a record or beneficial owner entitled to vote on his or her proposal at the next Annual Meeting and must continue to own such security entitling him or her to vote through that date on which such meeting is held. The proponent must own 1% or more of the outstanding shares or $1,000.00 in value of the Company's Common Stock and must have owned such shares for one year in order to present a shareholder proposal to the Company.

ITEM 6(A) EXHIBITS:

          No. 18 - Letter regarding change in accounting principles

          No. 27 - Financial Data Schedule

ITEM 6(B) REPORTS ON FORM 8-K:.........................................None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CANYON RESOURCES CORPORATION



Date:    August 19, 1998                           /s/ Richard H. De Voto
                                                   ----------------------
                                                   Richard H. De Voto
                                                   President



Date:   August 19, 1998                            /s/ Gary C. Huber
                                                   -----------------
                                                   Gary C. Huber
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION                                           PAGE
-----------                           -------------------                                           ----
   18                                 Letter regarding change in accounting principles

   27                                 Financial Data Schedule