Form 10-Q
period 1998-09-30
CANYON RESOURCES CORP
filed 1998-11-19
CIK 739460

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

                                ----------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the period ended September 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                                ----------------

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

    Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,137,074 shares of the Company's Common Stock were outstanding as of November 1, 1998.


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

      Consolidated Balance Sheets......................................................Page 3

      Consolidated Statements of Operations ...........................................Page 4

      Consolidated Statements of Cash Flows............................................Page 5-6

      Notes to Interim Consolidated Financial Statements...............................Page 7-17


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .........................................Page 18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK .................................................................Page 24

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
                                                                                        1998              1997
                                                                                    ------------      ------------
ASSETS

Cash and cash equivalents                                                           $    324,600      $  3,111,000
Restricted cash                                                                        2,660,100         2,316,300
Accounts receivable                                                                    1,045,200           746,700
Inventories                                                                            6,120,400         6,051,800
Prepaid and other assets                                                                 943,700         1,288,500
                                                                                    ------------      ------------
   Total current assets                                                               11,094,000        13,514,300
                                                                                    ------------      ------------

Property and equipment, at cost
   Mining claims and leases                                                           24,522,400        26,463,800
   Producing properties                                                               62,179,100        60,616,800
   Other                                                                               1,076,400         1,144,500
                                                                                    ------------      ------------
                                                                                      87,777,900        88,225,100
   Accumulated depreciation and depletion                                            (12,512,500)       (7,269,100)
                                                                                    ------------      ------------
     Net property and equipment                                                       75,265,400        80,956,000
                                                                                    ------------      ------------

Other Assets                                                                           3,216,800         2,811,800
                                                                                    ------------      ------------

     Total Assets                                                                   $ 89,576,200      $ 97,282,100
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  4,390,600      $  3,829,600
Notes payable - current                                                                2,539,500         4,554,300
Deferred income                                                                        4,340,700                --
Accrued taxes, other than payroll and income                                              63,300           151,400
Accrued reclamation costs                                                                502,100         1,441,200
Other accrued liabilities                                                                551,200           956,600
                                                                                    ------------      ------------
   Total current liabilities                                                          12,387,400        10,933,100

Notes payable - long term                                                             17,183,300        28,055,000
Deferred income                                                                        5,477,500                --
Accrued reclamation costs                                                              3,323,300         2,857,500
Other noncurrent liabilities                                                           1,443,200           398,000
                                                                                    ------------      ------------
     Total Liabilities                                                                39,814,700        42,243,600
                                                                                    ------------      ------------

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,107,100 at September 30, 1998, and
   43,617,100 at December 31, 1997                                                       461,100           436,200
Capital in excess of par value                                                        95,278,800        92,999,400
Deficit                                                                              (45,978,400)      (38,397,100)
                                                                                    ------------      ------------
     Total Stockholders' Equity                                                       49,761,500        55,038,500
                                                                                    ------------      ------------

     Total Liabilities and Stockholders' Equity                                     $ 89,576,200      $ 97,282,100
                                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                             1998               1997                1998                 1997
                                                       --------------      --------------      --------------      --------------

   REVENUE
Sales                                                  $    7,525,800      $    8,337,300      $   25,064,000      $   21,445,700
                                                       --------------      --------------      --------------      --------------

   EXPENSES
Cost of sales                                               5,879,000           6,621,600          18,675,500          15,017,200
Depreciation, depletion, and amortization                   1,570,200           1,489,600           5,230,400           3,881,400
Selling, general and administrative                           781,100             712,900           2,466,300           2,383,500
Exploration costs                                             146,300              27,200             452,500             145,700
Abandoned mineral properties                                     --               297,100                --               297,100
                                                       --------------      --------------      --------------      --------------
                                                            8,376,600           9,148,400          26,824,700          21,724,900
                                                       --------------      --------------      --------------      --------------

   OTHER INCOME (EXPENSE)
Interest income                                                51,800             156,100             164,300             324,500
Interest expense                                             (263,500)           (400,200)         (1,200,100)           (940,200)
Gain on partial prepayment of gold loan                       919,700                --               919,700                --
Gain (loss) on asset disposals                                 22,200              89,100              39,900             238,500
Other                                                          13,800               4,600              (8,300)            (10,200)
                                                       --------------      --------------      --------------      --------------

                                                              744,000            (150,400)            (84,500)           (387,400)
                                                       --------------      --------------      --------------      --------------

Loss before extraordinary item and
   cumulative effect of change in accounting
   principle                                           ($     106,800)     ($     961,500)     ($   1,845,200)     ($     666,600)
Extraordinary loss on debt prepayments                           --                  --              (281,500)               --
Cumulative effect of change in accounting
   principle                                                     --                  --            (5,454,600)               --
                                                       --------------      --------------      --------------      --------------

Net loss                                               ($     106,800)     ($     961,500)     ($   7,581,300)     ($     666,600)
                                                       ==============      ==============      ==============      ==============

Basic and diluted loss per share:
   Loss before extraordinary item and cumulative
     effect of change in accounting principle                    --        ($        0.02)     ($        0.04)     ($        0.02)
   Extraordinary loss on debt prepayments                        --                  --                  --                  --
   Cumulative effect of change in accounting
     principle                                                   --                  --        ($        0.12)               --
                                                       --------------      --------------      --------------      --------------
   Net loss                                                      --        ($        0.02)     ($        0.16)     ($        0.02)
                                                       ==============      ==============      ==============      ==============

Weighted average shares outstanding                        46,107,100          41,048,700          46,107,100          39,114,600
                                                       ==============      ==============      ==============      ==============

Pro forma amounts assuming the change in
   accounting principle is applied retroactively
     Net loss                                          ($     106,800)     ($   1,446,000)     ($   2,126,700)     ($   1,813,200)
     Basic and diluted per share amounts                         --        ($        0.04)     ($        0.16)     ($        0.05)

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                     Nine months ended September 30,
                                                                       1998                 1997
                                                                 ---------------      ---------------
Cash flows from operating activities:
  Net loss                                                       $    (7,581,300)     $      (666,600)
                                                                 ---------------      ---------------
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Extraordinary loss on debt prepayments                               281,500                 --
    Cumulative effect of change in accounting principle                5,454,600                 --
    Depreciation, depletion, and amortization                          5,230,400            3,881,400
    Amortization of financing costs                                      165,400              141,400
    Abandoned mineral properties                                            --                297,100
    (Gain) on asset disposals                                            (39,800)            (238,500)
    Other                                                                 34,800                1,200
    Changes in assets and liabilities;
      Increase in receivables                                           (303,100)            (299,100)
      Increase in inventories                                            (68,600)          (1,402,000)
      Increase in prepaid and other assets                              (862,100)            (892,300)
      (Decrease) increase in accounts payable and accrued
       liabilities                                                      (738,100)           2,443,400
      Increase in deferred income                                      9,818,200                 --
      (Decrease) increase in other liabilities                           465,800             (570,700)
      Increase in restricted cash                                       (233,000)          (1,575,100)
                                                                 ---------------      ---------------

    Total adjustments                                                 19,206,000            1,786,800
                                                                 ---------------      ---------------

    Net cash provided by operating activities                         11,624,700            1,120,200
                                                                 ---------------      ---------------

Cash flows from investing activities:
  Purchases of property and equipment                                 (3,580,600)         (17,543,200)
  Proceeds on asset dispositions                                         143,500              239,600
  Proceeds from gold sales and restricted cash                              --              3,894,100
                                                                 ---------------      ---------------

    Net cash used in investing activities                             (3,437,100)         (13,409,500)
                                                                 ---------------      ---------------

Cash flows from financing activities:
  Issuance of stock, net                                               2,192,500            9,308,100
  Proceeds from loans and restricted cash, net                         1,004,000            3,066,900
  Receipts from escrow account                                               200                 --
  Payments on debt                                                   (13,866,700)          (1,626,400)
  Payment to collateralize letter of credit                             (165,000)                --
  Payments on capital lease obligations                                 (139,000)            (110,300)
                                                                 ---------------      ---------------

    Net cash provided by (used in) financing activities              (10,974,000)          10,638,300
                                                                 ---------------      ---------------

Net decrease in cash and cash equivalents                             (2,786,400)          (1,651,000)
Cash and cash equivalents, beginning of year                           3,111,000            4,181,100
                                                                 ---------------      ---------------

Cash and cash equivalents, end of period                         $       324,600      $     2,530,100
                                                                 ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


Supplemental disclosures of cash flow information:

1. The Company paid $1,119,200 of interest during the first nine months of 1998, and $1,167,700 during the corresponding period of 1997. Of the total payments, capitalized interest during the first nine months of 1998 and 1997 was $0 and $461,500, respectively.

2. The Company paid no income taxes during the first nine months of 1998 and no income taxes during the corresponding period of 1997.


Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $1,258,900 in equipment through capital leases during the first nine months of 1998, and $85,200 in equipment through capital leases during the corresponding period of 1997.

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

         In April 1998, the Financial Accounting Standards Board approved the issuance of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot determine the effects of adopting SOP 98-5 on its financial condition or results of operations.

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

2.       CHANGE IN ACCOUNTING PRINCIPLE:

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting method in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,454,600 cumulative effect of the change on prior years is included in the loss for the nine months ended September 30, 1998. The effect of the change on the three months ended September 30, 1998 was to increase the net loss by $108,700, which had no effect on per share amounts. The effect of the change on the nine months ended September 30, 1998 was to increase the loss before extraordinary item and cumulative effect of a change in accounting principle by $364,700, or $0.01 per share and the net loss by $5,819,300 or $0.13 per share.

3.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


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

5.       RESTRICTED CASH:

         Restricted cash consisted of the following:


                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1998             1997
                                                  ------------     ------------
Collateral for Letter of Credit (a)               $  2,118,000     $  1,953,000(1)
Unexpended proceeds from gold sales (b)                542,100          309,100
Unexpended proceeds from loan drawing (c)                 --             54,000
Contingency account (d)                                   --                200
                                                  ------------     ------------
                                                  $  2,660,100     $  2,316,300
                                                  ============     ============

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall Mine, Briggs Mine and McDonald Gold Project, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 1998. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

                           1  Kendall and Briggs Mines only

         (b) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

         (c)   Loan proceeds restricted solely for use at the Briggs Mine.

         (d) As a condition precedent to securing the Briggs loan facility, the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns at the Briggs Mine. Substantially all of these funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


6.       INVENTORIES:

         Inventories consisted of the following at:



                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           1998              1997
                                                       ------------     ------------
Gold-in-process (a)                                    $  5,103,400     $  4,997,900
Industrial minerals - in process (a)                        339,900          413,200
Materials and supplies                                      677,100          640,700
                                                       ------------     ------------
                                                       $  6,120,400     $  6,051,800
                                                       ============     ============

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.       NOTES PAYABLE:

         Notes payable consisted of the following at:


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1998             1997
                                                       ------------     ------------
Briggs Facility (a)
  o  Gold Loan                                         $ 18,308,300     $ 23,125,000
  o  Cash Loans                                                --          8,700,000
  o  Credit Line                                            450,000             --
Norwest Revolver (b)                                        500,000          350,000
Western Mobile Note (c)                                     464,500          434,300
                                                       ------------     ------------
                                                       $ 19,722,800     $ 32,609,300
Current portion                                           2,539,500        4,554,300
                                                       ------------     ------------
Notes Payable - Long Term                              $ 17,183,300     $ 28,055,000
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

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


7.       NOTES PAYABLE: (Continued)

               In May, 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and
               (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million. As a result of the prepayment, unamortized deferred financing costs of $281,500 allocated to the cash loans were expensed in the second quarter of 1998. This amount is shown as an extraordinary item on the Statement of Operations for the nine months ended September 30, 1998.

               In August, 1998, the loan facility was further amended as follows: (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($450,000 drawn at September 30, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan;
               (iii) certain proceeds from any asset sales the Company may undertake will be used to reduce the principal balance on the gold loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces. As a result of the partial prepayment of the gold loan, the Company recognized a gain of $919,700 (8,869 ounces of principal repaid by open market purchase at $284.35 per ounce; corresponding reduction in debt at $388.05 per ounce). This amount is shown as an other income item on the Statement of Operations for the three and nine months ended September 30, 1998.

               Weighted average interest rates on the amounts outstanding during the three months ended September 30, 1998 were (i) 3.0% on the gold loan, and (ii) 8.1% on the credit line. For the comparable period in 1997, weighted average interest rates on the gold loan and dollar loans were 3.5% and 10.3%, respectively. For the nine months ended September 30, 1998, weighted average interest rates were (i) 3.3% on the gold loan, (ii) 10.5% on the cash loans, and
               (iii) 8.1% on the credit line. For the comparable period in 1997, weighted average interest rates were 3.4% on the gold loan and 10.1% on the cash loans. Interest payments of $154,700 and $348,700 were made during the three months ended September 30, 1998 and 1997, respectively. For the nine month period, interest payments of $966,200 and $1,116,000 were made during 1998 and 1997, respectively.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


7.       NOTES PAYABLE: (Continued)

               The current amortization schedule for the gold loan follows:



PAYMENT PERIOD                         OUNCES        $ MONETIZED AMOUNT
--------------                     ------------      ------------------
Balance of 1998                             644        $    250,000
1999                                      3,060           1,187,400
2000                                      2,738           1,062,500
2001                                     14,174           5,500,200
2002                                     26,564          10,308,200
                                   ------------        ------------
                                         47,180        $ 18,308,300


               The Company was not in compliance with a certain coverage ratio (as defined) of the loan agreement as of September 30, 1998, and has obtained a waiver of compliance for this matter. The Company anticipates to be in compliance with this covenant in future periods.

         (b) In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), obtained a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivables not more than 90 days in age from date of invoice. The average interest rate for the current periods was 9.0% and interest payments for the three and nine months ended September 30, 1998, were $9,600 and $18,100, respectively. At September 30, 1998, the amount available under the Revolver was $100,000.

         (c) On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 due one year later. As the promissory note issued for the remaining consideration did not contain a stated interest rate, an imputed rate of 9% was used to establish the note's present value, resulting in a discount of $40,700. The amounts amortized to interest expense during the three and nine months ended September 30, 1998, were $10,300 and $30,200, respectively.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


8.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the three months ended September 30, 1998 was $235,700. For the comparable period of 1997, spending totaled $378,800. For the nine months ended September 30, 1998, spending totaled $764,900 as compared to $1,303,600 for the prior period.

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

10.      OTHER CONTINGENT MATTERS:

         In September, 1998, the Montana Department of Environmental Quality
         (DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


10.      OTHER CONTINGENT MATTERS: (Continued)

         unpermitted discharges at the Kendall Mine. The DEQ has proposed a civil penalty in the amount of $330,000 in connection with the complaint. The Company is currently preparing a response to the complaint and believes the penalty as currently assessed is onerous and without substantial merit.

11.      YEAR 2000 ISSUE:

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing, among other things, disruptions to operations and inability to process financial transactions.

         The Company is presently inventorying systems which utilize information technology. Software that is not year 2000 compliant will be upgraded or replaced as appropriate. The associated costs are not expected to be material. The Company expects its information technology systems to be fully compliant by June 30, 1999.

         The Company is currently in the data gathering phase with regard to equipment used in its operations which may have embedded chip technology. Equipment that is not year 2000 ready could fail causing a disruption to the Company's operations. The Company expects to determine year 2000 compliance for such equipment by March 31, 1999 and to complete remediation efforts by September 30, 1999. At this time, the Company does not have sufficient data to estimate the cost of year 2000 compliance nor does it have a contingency plan in place for its non-information technology systems.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the fourth quarter of 1998, the Company will initiate a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means with the objective of determining such third parties' readiness by March 31, 1999. As part of the Company's contingency planning, alternate suppliers, where practical, will be identified to reduce the risks of interruption due to third party failures.

         Although the Company believes it has adequate resources and personnel to complete its remediation efforts prior to December 31, 1999, the Company remains at risk with respect to its ability to complete its own program and/or to a failure by one or more of its third party suppliers to achieve year 2000 compliance within the required time frame.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


12.      DEFERRED INCOME:

         In May, 1998, the Company liquidated its gold hedge position for all forward contracts with settlement dates beyond June 30, 1998, resulting in a gain of $11.1 million. For the three and nine months ended September 30, 1998, $1.3 million of the gain has been recognized in operations based on the original terms of the forward contracts. The balance of the gain will be recognized as follows:



                                                    $MM
                                                   -----
         Balance of 1998                           $ 1.2
         1999                                        4.1
         2000                                        4.5
                                                   -----
               TOTAL                               $ 9.8

13.      TERMINATION OF AGREEMENT TO SELL MOUNTAIN VIEW PROPERTY:

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price was paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice could terminate the agreement and its then remaining obligations, and relinquish its interest in the property. During the third quarter of 1998, the buyer relinquished its interest in the property. The Company subsequently returned the property to the underlying lessors. No gain or loss occurred as a result of the property relinquishment.

14.      INCOME TAXES:

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

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


15.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table provides a reconciliation of the amounts used in the calculation of the Company's basic and diluted EPS before extraordinary item and cumulative effect of a change in accounting principle.


                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                        SEPTEMBER 30,                               SEPTEMBER 30,
                                                1998                  1997                   1998                   1997
                                         -----------------     -----------------      -----------------      -----------------
BASIC EPS
  Income (loss) before extraordinary
     item and accounting change          $        (106,800)    $        (961,500)     $      (1,845,200)     $        (666,600)
                                         =================     =================      =================      =================
  Weighted average shares
       outstanding                              46,107,100            41,048,700             46,107,100             39,114,600
                                         =================     =================      =================      =================

  Per share amount                                    --       $           (0.02)     $           (0.04)     $           (0.02)
                                         =================     =================      =================      =================

DILUTED EPS
  Income (loss) before extraordinary
     item and accounting change          $        (106,800)    $        (961,500)     $      (1,845,200)     $        (666,600)
                                         =================     =================      =================      =================
  Weighted average shares
      outstanding                               46,107,100            41,048,700             46,107,100             39,114,600
  Add: effect of dilutive options                (A)                   (A)                    (A)                    (A)
  Weighted average shares
      outstanding, as adjusted                  46,107,100            41,048,700             46,107,100             39,114,600
                                         =================     =================      =================      =================

  Per share amount                                    --       $           (0.02)     $           (0.04)     $           (0.02)
                                         =================     =================      =================      =================


(A) Effect would be antidilutive due to a loss before extraordinary item and accounting change.

         Options and warrants to purchase 4,694,500 shares of common stock were outstanding at September 30, 1998 that were not included in the current period calculations of diluted EPS as the effect would be antidilutive. At September 30, 1997, options and warrants to purchase 4,855,500 shares of common stock were outstanding that were not included in the prior period calculations of EPS as the effect would be antidilutive.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


16.      SUBSEQUENT EVENTS:

         In October, 1998, the Company entered into an agreement in principle to sell all the assets of its industrial minerals business to an investment group for $6 million. The investment group has initially advanced the Company $2 million which will be applied to the purchase price upon satisfactory completion of a 60-day due diligence period. The advance is collateralized by a first mortgage and deed of trust lien on the Company's diatomaceous earth and pumice reserves. If the investment group does not complete the purchase, the Company must repay the $2.0 million on the earlier to occur of (i) October 29, 1999, or
         (ii) the date upon which the stock or assets of either the Company or its wholly owned subsidiary, CR Minerals Corporation, are sold or otherwise transferred to another party. While outstanding, the advance will bear interest at the rate of 15% per annum, payable quarterly on each three-month anniversary of the advance.

         In November, 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 54% to 46%. I-137 bans development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has filed lawsuits against I-137, based on (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned.

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

RESULTS OF OPERATIONS

         The Company recorded a net loss of $106,800, or $0.00 per share, on revenues of $7,525,800 for the third quarter of 1998. This compares to a net loss of $961,500, or $0.02 per share, on revenues of $8,337,300 during the third quarter of 1997. For the nine months ended September 30, 1998, the Company reported a loss before extraordinary item and cumulative effect of a change in accounting principle of $1,845,200 or $0.04 per share and a net loss of $7,581,300, or $0.16 per share on revenues of $25,064,000. This compares to a net loss of $666,600, or $0.02 per share on revenues of $21,445,700 during the first nine months of 1997.

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting policy in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,454,600 cumulative effect of the change on prior years is included in the net loss for the nine months ended September 30, 1998.

         For the three months ended September 30, 1998, the Company sold 16,097 ounces of gold and 3,500 ounces of silver at an average price of $383 per equivalent gold ounce. For the comparable period of 1997, the Company sold 18,811 ounces of gold and 6,000 ounces of silver at an average realized price of $382 per equivalent gold ounce. For the first nine months of 1998, 54,155 ounces of gold and 13,500 ounces of silver were sold at an average realized price of $384 per equivalent gold ounce. For the comparable period in 1997, 52,823 ounces of gold and 12,500 ounces of silver were sold at an average realized price of $398 per equivalent gold ounce. This total includes the sale of 8,150 ounces of gold during the first two months of 1997 which was credited against capitalized development costs. The New York Commodity Exchange (COMEX) gold price averaged $289 per ounce for the three and nine months ended September 30, 1998. For the comparable periods of 1997, the COMEX gold price averaged $323 and $340 per ounce, respectively. Revenue from the sales of industrial minerals products increased 13% and 11%, respectively, for the three and nine months ended September 30, 1998 as compared to the prior year. Sales of industrial minerals products accounted for 17% and 16% of the Company's revenues for the three and nine months ended September 30, 1998, respectively. Sales of industrial mineral products accounted for 14% and 17% of the Company's revenues, respectively, for the three and nine months ended September 30, 1997.

         Cost of sales was $5.9 million for the three months ended September 30, 1998, as compared to $6.6 million in the prior period. For the nine months ended September 30, 1998, cost of sales was $18.7 million as compared to $15.0 million in the prior period. The prior period includes only seven months of commercial production from the Briggs Mine.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD

                               Three months ended     Nine months ended
                                 September 30,          September 30,
                               1998          1997     1998         1997(1)
                               ------------------     -----------------
Cash operating (2)             $306          $302     $286         $272
Total cash costs (3)           $311          $308     $292         $278
Total production costs (4)     $407          $388     $387         $365

         (1)   March, 1997 - September, 1997, only.
         (2) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.
         (3)   Cash operating costs plus royalties.
         (4) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Cost per ounce amounts were higher for the three months ended September 30, 1998 due to lower production levels. For the nine month period, although the ounces of gold produced and sold were higher and the operating costs were somewhat lower in 1998 than in 1997, per ounce costs were higher due to lower grades of ore mined. For the nine months ended September 30, 1998, the average ore grade was 0.029 ounce per ton as compared to 0.033 ounce per ton for the prior period.

         Depreciation, depletion and amortization was not materially different for the three months ended September 30, 1998 and was higher for the nine month period due to higher gold sales. In addition, the prior nine month period included only seven months of commercial gold production from the Briggs Mine.

         Interest expense was lower for the three months ended September 30, 1998 as compared to the prior period, due to the early paydown of the Briggs cash loans in the second quarter. For the nine months ended September 30, 1998, interest expense was higher than the prior period as interest on the Briggs loan facility was capitalized for the first two months of 1997. Interest income was lower in the current periods due to lower cash balances.

         In May, 1998, the Company prepaid in full the cash loans outstanding of $8.6 million on the Briggs Mine loan facility. As a result of the prepayment, unamortized deferred financing costs of $285,100 allocated to the cash loans were expensed and recorded as an extraordinary loss for the three and six months ended June 30, 1998.

         During the third quarter of 1998, the Company recognized a gain of $919,700 relating to a partial prepayment of the gold loan. Utilizing proceeds of approximately $2.5 million remaining from an earlier hedge liquidation, the Company repaid 8,869 ounces of principal by open market purchase at $284.35 per ounce with a corresponding reduction in debt at $388.05 per ounce.

LIQUIDITY & CAPITAL RESOURCES

CASH FLOW

         Net cash provided by operating activities during the nine months ended September 30, 1998, was $11.6 million as compared to $1.1 million for the same period in 1997. The substantial improvement was a result of the Company liquidating most of its gold hedge position in May, 1998, resulting in proceeds of $11.1 million. (See separate caption "Briggs Mine Loan Facility".)
Cash and cash equivalents at September 30, 1998 was $0.3 million.

         The Company spent $3.6 million on capital programs for the nine months ended September 30, 1998, principally on advancing the permitting effort at the McDonald Gold Project and improvements to the industrial minerals business.

         During the first nine months of 1998, the Company raised $2.5 million ($2.2 million net of expenses) through the sale of 2,490,000 shares of common stock, repaid $13.5 million of principal on the Briggs loan facility (See separate caption "Briggs Mine Loan Facility") and borrowed an additional $0.15 million on the CR Minerals Revolver.

BRIGGS MINE LOAN FACILITY

         In May, 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans outstanding of $8.6 million.

         In August, 1998, the loan facility was further amended as follows: (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($450,000 drawn at September 30, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (iii) certain proceeds from any asset sales the Company may undertake will be used to reduce the principal balance on the gold loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         The current amortization schedule for the gold loan follows:

               PAYMENT PERIOD        OUNCES         $ MONETIZED AMOUNT
               --------------        ------         ------------------
               Balance of 1998          644            $   250,000
               1999                   3,060              1,187,400
               2000                   2,738              1,062,500
               2001                  14,174              5,500,200
               2002                  26,564             10,308,200
                                     ------            ------------
                                     47,180            $18,308,300


         The Company was not in compliance with a certain coverage ratio (as defined) of the loan agreement as of September 30, 1998, and has obtained a waiver of compliance for this matter. The Company anticipates to be in compliance with this covenant in future periods.

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

         In November, 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 54% to 46%. I-137 bans development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has filed lawsuits against I-137, based on (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned. In the interim, expenditures will be directed at maintaining the property's mineral and legal rights.

OVERALL LIQUIDITY

         At September 30, 1998, the ratio of the Company's liquid assets (cash and cash equivalents, restricted cash available to fund Briggs operations and accounts receivable) to its current liabilities (excluding deferred income) was
0.24 to 1.

         In October, 1998, the Company entered into an agreement in principle to sell all the assets of its industrial minerals business to an investment group for $6 million. The investment group has initially advanced the Company $2 million which will be applied to the purchase price upon satisfactory completion of a 60-day due diligence period. The advance is collateralized by a first mortgage and deed of trust lien on the Company's diatomaceous earth and pumice reserves. If the investment group does not complete the purchase, the Company must repay the $2.0 million on the earlier to occur of (i) October 29, 1999, or
(ii) the date upon which the stock or assets of either the Company or its wholly owned subsidiary, CR Minerals Corporation, are sold or otherwise transferred to another party. While outstanding, the advance will bear interest at the rate of 15% per annum, payable quarterly on each three-month anniversary of the advance.

         The Company continues to pursue a strategy of (i) divestiture or joint venture of one or more of its assets, and (ii) seeking a merger or amalgamation of companies with the objective of increasing liquidity and overall financial strength.

ENVIRONMENTAL MATTERS

         In September, 1998, the Montana Department of Environmental Quality
(DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ has proposed a civil penalty in the amount of $330,000 in connection with the complaint. The Company is currently preparing a response to the complaint and believes the penalty as currently assessed is onerous and without substantial merit.

YEAR 2000 ISSUE

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing, among other things, disruptions to operations and inability to process financial transactions.

         The Company is presently inventorying systems which utilize information technology. Software that is not year 2000 compliant will be upgraded or replaced as appropriate. The associated costs are not expected to be material. The Company expects its information technology systems to be fully compliant by June 30, 1999.

         The Company is currently in the data gathering phase with regard to equipment used in its operations which may have embedded chip technology. Equipment that is not year 2000 ready could fail causing a disruption to the Company's operations. The Company expects to determine year 2000 compliance for such equipment by March 31, 1999 and to complete remediation efforts by September 30, 1999. At this time, the Company does not have sufficient data to estimate the cost of year 2000 compliance nor does it have a contingency plan in place for its non-information technology systems.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the fourth quarter of 1998, the Company will initiate a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means with the objective of determining such third parties' readiness by March 31, 1999. As part of the Company's contingency planning, alternate suppliers, where practical, will be identified to reduce the risks of interruption due to third party failures.

         Although the Company believes it has adequate resources and personnel to complete its remediation efforts prior to December 31, 1999, the Company remains at risk with respect to its ability to complete its own program and/or to a failure by one or more of its third party suppliers to achieve year 2000 compliance within the required time frame.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the Financial Accounting Standards Board approved the issuance of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial adoption will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot determine the effects of adopting SOP 98-5 on its financial condition or results of operations.

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

                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

           In September, 1998, the Montana Department of Environmental Quality
           (DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ has proposed a civil penalty in the amount of $330,000 in connection with the complaint.

ITEM 2.    CHANGES IN SECURITIES: .....................................    None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES: ...........................    None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS: .........    None

ITEM 5.    OTHER INFORMATION: .........................................    None

ITEM 6(a)  EXHIBITS:

           No. 27 - Financial Data Schedule

ITEM 6(b)  REPORTS ON FORM 8-K:........................................    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CANYON RESOURCES CORPORATION



Date:  November 19, 1998                          /s/ Richard H. De Voto
                                                  ----------------------
                                                  Richard H. De Voto
                                                  President



Date:   November 19, 1998                         /s/ Gary C. Huber
                                                  -----------------
                                                  Gary C. Huber
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
    27          Financial Data Schedule