Form 10-K
period 1998-12-31
CANYON RESOURCES CORP
filed 1999-04-07
CIK 739460

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission file number 1-11887

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 45,228,743 shares of the registrant's voting stock held by non-affiliates on March 1, 1999 was approximately $9,896,049.

At March 1, 1999 there were 46,137,074 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

================================================================================

                          CANYON RESOURCES CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                  PAGE
------                                                                                  ----
                                             PART I
1.       Business                                                                         1
2.       Properties                                                                       9
3.       Legal Proceedings                                                               25
4.       Submission of Matters to a Vote of Security Holders                             25


                                            PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters           26
6.       Selected Financial Data                                                         27
7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              28
7(a).    Quantitative and Qualitative Disclosures about Market Risk                      42
8.       Financial Statements                                                            44
9.       Changes in and Disagreements with Accountants                                   71

                                            PART III

10.      Directors and Executive Officers of the Registrant                              71
11.      Executive Compensation                                                          71
12.      Security Ownership of Certain Beneficial Owners and Management                  71
13.      Certain Relationships and Related Transactions                                  71

                                             PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                72

                                     PART I

ITEM 1.   BUSINESS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

GENERAL

         Canyon Resources Corporation, a Delaware corporation (the Company or Canyon), is a Colorado- based company which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. The Company or Canyon is used herein to refer to all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation. (See organizational chart on next page.) Since 1986 the Company has been a reporting company. Its securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, the Company listed its shares for trading on The American Stock Exchange.

         The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining projects.

         Canyon has gold production operations in the western United States, and conducts exploration activities in the search for additional valuable mineral properties in the western United States and in a number of areas throughout Latin America and Africa. The Company's exploration and development efforts emphasize precious metals (gold and silver). Until December 31, 1998, the Company also had industrial mineral production operations (diatomite and pumice) in the western United States. (See "Financing - Asset Sales".)

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

         The organizational chart on the following page reflects the Company's legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/98.

              [CANYON RESOURCES CORPORATION STRUCTURAL FLOW-CHART]

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

OPERATIONS

         During 1998, the Briggs Mine, located in southeastern California, produced 80,316 ounces of gold and 22,138 ounces of silver. The Briggs Mine achieved higher levels of production in 1998 than 1997 due principally to the replacement of the three tertiary vertical shaft impact crushers by three cone crushers. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         In 1998, the Company, through its wholly owned subsidiary, CR Minerals Corporation (CR Minerals), expanded its diatomaceous earth, or diatomite, production and sales for the tenth consecutive year. During the year, CR Minerals also completed the installation at its pumice and volcanic glass processing plant located in Santa Fe, New Mexico, of new milling and drying equipment which permits production of finely grained products. In December 1998, the Company sold all of the assets of CR Minerals. (See "Financing - Asset Sales.")

         During 1998, the Kendall Mine located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area and to revegetation of waste-rock dump surfaces.

         During 1998 and 1997, all of the Company's revenues were generated by its production facilities in the United States. Approximately 84% of the Company's revenue in 1998 was derived from the Briggs Mine and 16% was derived from its industrial mineral activities. In 1999 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals and that the Briggs Mine will be the only source of revenue until the McDonald Gold Project or other projects are placed into production.

FINANCING

         ASSET SALES

         On December 31, 1998, the Company sold all of the assets of CR Minerals Corporation to an investment group for $6,475,000 less certain working capital adjustments. The consideration included $475,000 which was used to pay-off a promissory note issued in connection with the Company's 1997 purchase of the pumice mine which supplied ore to its New Mexico processing facility.

         EQUITY OFFERINGS

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

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.2 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,333 total shares) and one-half warrant (2,017,167 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor in connection with the private placement at the same terms and conditions. A warrant to purchase 15,000 shares of common stock was exercised in March 1999 and the remaining warrants to purchase 2,302,167 shares of common stock expired on March 25, 1999. The Company filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants which was declared effective on May 14, 1996.

         During 1996, warrants to purchase 714,167 shares of common stock were exercised at $3.50 per share, resulting in proceeds to the Company of $3.0 million. These warrants were part of equity financings in 1990 and 1992, in which 3,943,632 total warrants were issued -- 3,229,465 warrants expired unexercised in 1996.

         BRIGGS MINE LOAN FACILITY

         On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndicate of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

         In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans then outstanding of $8.6 million.

         In August, 1998, the loan facility was further amended as follows: (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and has reserved $2.4 million of the proceeds for further debt payments) (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the gold loan; and (iv) the $2.5 million remaining from the May 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:

                                        1998             1997              1996
                                     ----------       ----------        ----------
Principal payments
          Gold loan
             o   Ounces                  13,057            4,832              --
             o   Monetized amount    $5,066,700       $1,875,000              --
          Cash loans                 $8,700,000       $  300,000              --

Interest payments
          Gold loan
             o   Ounces                   2,481            2,437             2,661
             o   Market value        $  730,700       $  787,800        $1,023,300
          Cash loans                 $  390,900       $  767,000        $  364,200

Weighted average interest rates
          Gold loan                         3.5%             3.4%              4.1%
          Cash loans                       10.3%            10.2%              9.9%
                                     ==========       ==========        ==========

         CR Briggs Corporation was not in technical compliance with an operating cost covenant (as defined) as of December 31, 1998 and has been unable to achieve resolution of the matter with the lenders to date. As a result, the covenant breach constitutes an event of default and the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. The Company is in continuing discussions with the lenders on this matter, however, there can be no assurances that a satisfactory resolution can be achieved nor that the lenders will not exercise any remedies available to them during the intervening period. Accordingly, the Company has reclassified all of the debt as current on its Balance Sheet at December 31, 1998, which resulted in the breach of other covenants related to certain financial ratios and reporting requirements. CR Briggs Corporation and the Company are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity.

         Absent the lenders calling the loan, repayment terms generally require quarterly installments which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers.


         LEASING ARRANGEMENTS

         In addition to the loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services. The equipment leases generally have a 5-year term. During 1998, the Company also entered into a 5-year lease for the capitalized cost ($1.1 million) associated with the replacement cone crushers at the Briggs Mine.

         DEBENTURE PLACEMENT

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

         In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the McDonald gold deposit would have production costs close to or below the world-wide average for gold mines, if cyanide treatment is allowed in the state of Montana (See "Development Properties Seven-Up Joint Venture -- Legal Status".) There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is acquiring suitable mining prospects rather than marketing gold.

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $294 and $388 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can completely change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging was required in connection with obtaining loan facilities. In connection with the Company obtaining a loan facility for its Briggs Mine in 1995, a portion of the Mine's production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1998, approximately 46% of the Briggs Mine production from current reserves was hedged through a gold loan and forward contracts at an average price of $323 per ounce.

CUSTOMERS

         During 1998 and 1997, the Company sold its gold and silver production primarily to two precious metal buyers, NM Rothschild & Sons Limited and Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG). During 1996, the Company sold its gold and silver production to NM Rothschild & Sons Limited. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.

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

         The Company has spent approximately $5.4 million on reclamation and closure activities at the Kendall Mine through December 31, 1998, and expects to spend approximately $1.0 million during 1999 and a further $1.8 million beyond 1999 through mine closure. At December 31, 1998, the Company has fully accrued for its remaining anticipated expenditures. The Company currently maintains a $1.9 million bond with the Montana Department of Environmental Quality to ensure appropriate reclamation.

         The Briggs Mine operates under a number of permits issued by state, local and federal agencies. Moreover, the Company was required to post a $3.03 million reclamation bond to ensure appropriate reclamation and a $1.01 million bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters.

         The Company also maintains several reclamation bonds on its exploration and development properties, the most significant of which is a $0.5 million bond with the Montana Department of Environmental Quality at the McDonald Gold Project.

         The Company's bonds are partially collateralized by a Letter of Credit which is fully collateralized with cash ($2.1 million at December 31, 1998). In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Surety who issued the bonds. The Company is not presently able to honor the demand due to its financial position and is unsure what remedies, if any, the Surety may seek for resolution on the matter.

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

EMPLOYEES

         As of March 1, 1999, the Company and its wholly-owned subsidiaries employed 150 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

SEASONALITY

         Seasonality does not have a material impact on the Company's operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

         Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.   PROPERTIES

         The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 1998. More detailed information regarding each of these properties is provided in the text that follows.


                          CANYON RESOURCES CORPORATION
                            PROPERTIES AS OF 12/31/98


      PROPERTY          INTEREST       NATURE OF INTEREST            DATE        ACQUISITION      DEVELOPMENT      ANTICIPATED
                                                                   INTEREST       COST OF         CAPITAL TO         TIME OF
                                                                   ACQUIRED      INTEREST(1)     MAKE PROPERTY     COMMENCEMENT
                                                                                                  OPERATIONAL     OF OPERATIONS
----------------------  --------      -------------------------   ----------    -------------    -------------    -------------
PRODUCTION PROPERTIES
   Briggs Mine               100%     Unpatented Mining Claims       1990       $7.7 million     $42.2 million    In production
   Kendall Mine              100%     Mineral Lease               1987, 1990    $15.2 million    $1.6 million     In reclamation
DEVELOPMENT PROPERTIES
   Seven-Up Pete             100%     Mineral Leases              1990, 1997    $10.2            $230 million     Unknown(4)
   Venture                                                                      million(3)       (estimated)
EXPLORATION PROPERTIES
   Panamint                  100%     Unpatented Mining Claims       1990       $0.3 million     Unknown          Unknown
   Range
   Montana                   100%     Mainly fee mineral rights      1990       $2.1 million     Unknown          Unknown
   900,000 acres
   Arroya Cascada            100%     Mineral License                1994       Nil              Unknown          Unknown
   (Argentina)
   Other Argentine           100%(2)  Mineral Claims (Cateos)        1994       Nil              Unknown          Unknown
   properties
   San Pedrito               100%     Mineral Concession             1995       Nil              Unknown          Unknown
   (Panama)
   Ethiopian                  90%(2)  Exploration Licenses         1995-1996    Nil              Unknown          Unknown
   Properties
   Chegutu                    90%     Exploration License            1995       Nil              Unknown          Unknown
   (Zimbabwe)

1  Net to Canyon's interest in the property.
2  Subject to joint-venture or purchase provisions.
3 To date - an additional amount of not less than $95 million nor more than $145 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.
4 See discussion at "Development Properties - Seven-Up Pete Venture - Legal Status."

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

         Briggs' holdings include 784 unpatented mining claims, 70 mill site claims, 1 tunnel site claim, 53 unpatented placer mining claims, 1 patented millsite claim, and 2 patented mining claims that comprise an area of approximately 17,176 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. Canyon's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

         Operations

         The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. The ore is crushed in three stages to a minus 1/4 inch size and is conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into dore bars on site. The Company expects to increase the initial design production rate to approximately 90,000 ounces per year in 1999 and onward.

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

         In March 1997, the Briggs Mine achieved commercial production levels and, for the year, produced 66,769 ounces of gold and 19,215 ounces of silver. During 1997, 9.3 million tons were mined, of which 2.8 million tons were ore with an average grade of 0.033 ounce of gold per ton and a waste-to-ore strip ratio of 2.3 to 1.

         Lower crushing throughput and higher than expected operating costs were experienced in 1997, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers. In early 1998, these units were replaced with three cone crushers with the objective of reducing costs and increasing throughput. A scheduled expansion of the leach pad was completed during 1997 at a cost of $2.1 million. This expansion was financed by drawing on the final $4.0 million tranche of the Company's loan facility. (See "Item 1 - Business - Financing.")

         During 1998, 10.5 million tons were mined, of which 3.4 million tons were ore with an average grade of 0.030 ounce of gold per ton and a waste-to-ore strip ratio of 2.0 to 1. The Briggs Mine produced 80,316 ounces of gold and 22,138 ounces of silver in 1998.

         Statistical production and financial data for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS


                                                1998            1997            1996
                                             -----------     -----------     -----------
PRODUCTION
   Tons Mined (waste and ore)                 10,479,800       9,321,500       5,516,600
   Tons Ore Mined                              3,395,700       2,845,300         798,300
   Gold Grade of Ore (oz/ton)                      0.030           0.033           0.043
   Strip Ratio (tons waste/tons ore)               2.0:1           2.3:1           5.9:1
   Gold Production (oz)                           80,316          66,769           3,417
   Silver Production (oz)                         22,138          19,215             654
   Recoverable Gold Inventory (oz)                25,170          23,899          24,267

FINANCIAL
   Ounces of Gold Sold (1)                        79,303          68,436           1,500
   Average Gold Price Realized               $       375     $       401     $       406
   Revenue from Mine Operations (1)          $29,773,400     $27,491,500     $   608,600
   Cash Operating Cost Per Ore Ton Mined     $      6.49     $      6.27             N/A
   Cash Operating Cost Per Ounce(2)          $       278     $       290             N/A
   Total Production Cost Per Ounce (2)       $       368     $       383             N/A
   Operating Earnings (3) (4)                $   540,500     $   882,900             N/A
   Capital Expenditures (4)                  $   203,100     $ 3,141,600     $28,083,500


MINEABLE RESERVES (1/1/99)            $350 GOLD       $300 GOLD
                                     ----------      ----------
   Tons Ore                          17,706,400      17,133,900
   Grade                                  0.035           0.035
   Contained Gold Ounces                613,820         594,770

  (1) Proceeds from 1996 gold sales and 8,150 ounces in 1997 credited against development costs.
  (2) As calculated under The Gold Institute's Production Cost Standard.
  (3) Prior to interest income (expense) and other non-operating items.
  (4) Excludes exploration and development drilling and permitting costs for reserve expansion.

         Development

         Development drilling in 1997 at North Briggs and Goldtooth, located immediately north and south, respectively, of the Briggs Mine, identified the following mineable reserves, which are included in the above Briggs Mine reserves:


                            $350 GOLD PRICE              $300 GOLD PRICE
                     ORE TONS    GRADE    OUNCES   ORE TONS   GRADE     OUNCES
                     ---------   -----   --------  ---------  ------    -------
Goldtooth            2,655,600   0.036     96,850  2,537,600   0.036     93,050
North Briggs         3,160,000   0.053    167,420  2,705,500   0.053    152,170
                     5,815,600   0.045    264,270  5,243,100   0.047    245,220

         The reserves at North Briggs were defined by 151 drillholes and occur subparallel to the topography, along a low-angle detachment fault, with increased thickness of mineralization eastward approaching the high- angle regionally persistent Goldtooth fault. The gold mineralized structure at North Briggs is still open to the northeast and east. The Goldtooth reserves, defined by 132 drillholes, occur primarily in steeply dipping orientation within favorable rock units adjacent to the Goldtooth fault.

         Environmental Regulation

         The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land Management: 2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Construct and Permits to Operate, Great Basin Unified Air Pollution Control District; and 5)
Section 404 Dredge and Fill Permit, Army Corps of Engineers. The permits issued to date are adequate for all mine operations involving currently identified mineable reserves in the Briggs deposit. Additional permits will be required to allow mining of the North Briggs and Goldtooth deposits. A local environmental group, allied with the Timbisha Shoshone Indian Tribe (collectively Appellants), initiated various actions in opposition to the Briggs permits. The Company has prevailed in all actions at the administrative, trial court, and appellate level.

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

         The North Briggs and Goldtooth reserves will require new permits from the BLM and Inyo County prior to being mined. In order for those agencies to issue the permits, it will be necessary for those agencies to first complete either an environmental assessment or an environmental impact statement under the National Environmental Policy Act and either a negative declaration or an environmental impact report under the California Environmental Quality Act.


KENDALL MINE

         General

              The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. The property rights controlled by the Company include (i) approximately 253.61 acres in patented claims and fee land; and (ii) mining leases on approximately 1,932 acres in 71 patented mining claims and fee land.

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

         During 1997, the two heap leach pads were rinsed of residual cyanide by continuous circulation of water and a treatment plant using reverse osmosis technology was installed to reduce dissolved metals so that water from the process system could be discharged. The Company expects to re-contour and cover the heap leach pads with an engineered soil cap of clay and commence revegetation efforts of the heaps in 2000. The Company is currently evaluating long-term water treatment technologies for expected residual draindown of the heaps and waste-rock dump seepage.

         Statistical production and financial data of the Kendall Mine for the last five years is shown on the following table.

                             KENDALL MINE OPERATIONS


                                                     1998        1997         1996       1995         1994
                                                     ----        ----        -----      ------       ------
PRODUCTION

Tons Mined (waste and ore)(000)                        --          --           --          45        7,570
Tons Ore Mined (000)                                   --          --           --          21        1,588
Gold Grade of Ore (oz/ton)                             --          --           --       0.079        0.044
Actual Strip Ratio (tons waste/tons ore)               --          --           --       1.1:1        3.8:1
Gold Production (oz)                                  357         633        3,607      16,624       48,391
Silver Production (oz)                                 47         131        1,762       7,429       22,503
Recoverable Gold Inventory (oz)                        --          --           --       7,000       20,608
   (unleached gold in heap and ore stockpile)


FINANCIAL (NET TO CANYON)

Ounces of Gold Sold1                                  339(7)      622(7)     3,269(6)   16,386       45,877
Average Gold Price Realized ($/oz)                    302(7)      327(7)       392(6)      386          374
Revenue From Mine Operations ($000)                   102(7)      204(7)     1,282(6)    6,331       17,154
Operating Cost/Ore Ton Mined ($)2                      --(3)       --(3)        --(3)       --(3)      6.87
Operating Cost/Gold Ounce Sold ($)2                    --(5)       --(5)        --(5)      362          238
Operating Earnings ($000)                              --(5)       --(5)        --(5)      391(4)     6,240
Capital Expenditures ($000)                            --          --                      168          477


     1   Gold production net to Canyon after payment in kind of 5% royalty.
     2   Includes royalty, severance taxes, overhead, and reclamation reserve.
     3   Not meaningful, as active mining of new ore ceased in January, 1995.
     4   Prior to provision for final site restoration of $1.1 million.
     5   Not meaningful due to low production levels.
     6 Through September 30, 1996. Subsequent 1996 sales and proceeds (138 ounces and $51K of proceeds) credited against reclamation costs.
     7   Credited against reclamation costs.

         Environmental Regulation & Reclamation

         The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ) and other regulatory agencies. A life of mine permit was granted by the DEQ on November 1, 1989.

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

         The DEQ has issued a Notice of Violation and Administrative Order to CR Kendall for alleged water quality violations for the period from September 1, 1996 through October 31, 1997. (See " Item 3 - Legal Proceedings".)

         The DEQ requires that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation of the Kendall Mine. DEQ is currently reviewing the adequacy of this bond amount under their ongoing obligation to periodically review mining bonds. The Company anticipates that the DEQ will ask for additional bond, but it is not possible to accurately predict actual amounts.

         Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. During 1998, approximately two disturbed acres were reclaimed, and no additional acres were disturbed. The Company's reclamation expenditures in 1998 were approximately $1.1 million, primarily related to treatment and disposal of process water, capture and treatment of waste rock dump seepage, and improved drainage and sediment controls.

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

         The Kendall Mine uses internal and external technical and legal experts to monitor and ensure environmental compliance. The Company believes the operation is currently in material compliance with all environmental and safety regulations.


DEVELOPMENT PROPERTIES

SEVEN-UP PETE VENTURE

         General

         Prior to September 25, 1997, through its wholly owned-subsidiary, CR Montana Corporation (CR Montana), the Company owned a 27.75% interest in the Seven-Up Pete Venture (SPV) which includes the Seven-Up Pete gold deposit, the McDonald gold deposit, and the Keep Cool exploration property. Phelps Dodge Mining Company, a subsidiary of Phelps Dodge Corporation (Phelps Dodge), was the operator of the SPV.

         On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Joint Venture, including the McDonald Gold Project, from Phelps Dodge. The purchase increased Canyon's effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which shall be no less than $100 million and no more than $150 million. No additional payments are required until after all permits have been achieved or construction commences. The largest part of the purchase price, $30 per mineable reserve ounce attributable to the former Phelps Dodge ownership, is to be paid after all permits have been obtained and construction of the mine is underway. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets being transferred from Phelps Dodge to Canyon.

         The Seven-Up Pete and McDonald properties are located six to eight miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The SPV consists of approximately 21 square miles of patented and unpatented mining claims and mineral leases of fee and state land, in general subject to a 5% net smelter returns royalty. During 1994, the state lease upon which substantially all of the currently identified McDonald orebody is located was amended. The amendment extended the primary ten-year term of the lease for the time required for review and approval of permit applications for development of the property, including the time required to resolve any appeals of permit approvals. In addition, the lease may also be held thereafter by the production of minerals in paying quantities or the payment of a delay rental of $150,000 per month. The amendment also, along with similar amendments to five other adjacent state leases, provides for cross-mining on all six leases and the consolidation of the six leases under a single management unit.

         During 1998, the Company funded approximately $4.0 million for SPV expenditures primarily for permitting activities.

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

                              MCDONALD GOLD DEPOSIT
                                MINERAL INVENTORY

                CUT-OFF GRADE       TONS               GRADE       OUNCES GOLD
                 (OPT GOLD)      (MILLIONS)         (OPT GOLD)     (THOUSANDS)
                -------------    ----------         ----------     -----------
                   0.006           644.2               0.016         10,299
                   0.008           494.5               0.019          9,280
                   0.012           312.5               0.024          7,508
                   0.016           207.2               0.029          6,058
                   0.020           142.3               0.034          4,901
                   0.025            92.1               0.041          3,786
                   0.035            45.6               0.053          2,436


         Canyon's ongoing engineering analysis projects that gold can be produced profitably from the McDonald deposit at gold prices in the $300 to $350 per ounce range. Under the current $350 gold price mine plan, mineable reserves containing 7.2 million ounces of gold would be mined, with the production of 5.0 million ounces of gold and 10 million ounces of silver over a 14-year period. Under this mine design, mining and crushing of 131 million tons of ore above a
0.016 opt cutoff grade (with an average grade of 0.033 opt) and mining and direct loading onto a leach pad of an additional 258 million tons of lower grade ore (averaging 0.011 opt) would, with an expected average recovery of 81% of the contained gold from the crushed rock and 52% from the run-of-mine rock, would produce approximately 385,000 ounces of gold per year over the mine life. Cash operating costs for the $350 gold price mine plan are estimated at $180 per ounce. Initial capital costs are estimated at approximately $225 million. More detailed engineering work will cause these numbers to be further defined.

         Environmental baseline studies have been conducted since 1989, providing the necessary information to design and locate facilities for the proposed McDonald gold mine. Baseline studies include air quality, meteorology, surface water, groundwater, wildlife, fisheries, aquatics, vegetation, soils, recreation, transportation, visual resources, wetlands, cultural resources, and socioeconomics.

         In 1994 the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana

Department of Environmental Quality (DEQ) in November 1994. The DEQ declared the application complete in 1996 and is preparing an Environmental Impact Statement
(EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the US Army Corps of Engineers (COE) as co-lead agencies.

         The agencies hired experienced consulting firms to prepare the EIS. The consultants will complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies were actively preparing the EIS when the threat of the anti-cyanide gold mining initiative, I-137, was proposed mid-year 1998. With the threat of passage and the actual passage of I-137 in November 1998, all permitting work on the McDonald project has been suspended. (See "Legal Status".)

         Most of the McDonald gold deposit occurs on land owned by the State of Montana and is subject to a 5% net smelter returns royalty payable to the state school lands trust, the principal beneficiary of which is Montana Tech, part of the state university system. A minor portion of the McDonald gold deposit occurs on land owned by the Sieben Ranch Company (SRC) and is subject to a 5% net smelter returns royalty. In 1997, the SPV entered into a purchase option agreement with SRC whereby, after all permits to construct the mine are achieved, SPV will purchase all of the SRC lands that are included in the McDonald mine plan. The royalty would still be payable to the SRC upon production.


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

         A comprehensive Pre-Feasibility Study completed in early 1999 documents that the Seven-Up Pete deposit is economically viable at gold prices between $300 per ounce and $400 per ounce when developed in conjunction with the nearby McDonald Gold Project. The Seven-Up Pete ores would be mined in an open pit, hauled by truck to the McDonald site, and crushed and heap leached at the McDonald facility. Using a dilution factor of 25%, the mineable reserves of the Seven-Up Pete deposit are 11.7 million tons, with an average grade of 0.051 ounce of gold per ton and 0.24 ounce of silver per ton, containing 600,450 ounces of gold and 2.4 million ounces of silver. These reserves can be mined with an average strip ratio (waste tons/ore tons) of 3.9:1. The Pre-Feasibility study shows that the Seven-Up Pete ore can be mined at a rate of 1.5 million tons per year, from which a total of 450,000 ounces of gold and 1.1 million ounces of silver can be produced over an eight-year period at an average cash operating cost of $160 per ounce of gold. Initial capital costs are projected to be approximately $18 million.

         There are no current plans to develop the Seven-Up Pete deposit at this time, in that I-137 is in effect. Prior to its development at any time in the future, an Environmental Impact Study for Seven-Up Pete would have to be prepared which would consider the cumulative impact of the McDonald operation.

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

         Major permits include the Operating Permit from the DEQ, the Operating Plan from the DNRC, the Air Quality Permit (DEQ), the Montana Pollutant Discharge Elimination System Permit (DEQ), a Non-Degradation Authorization
(DEQ), a Stormwater Discharge Permit (DEQ), a Water Rights Permit (DNRC), a
Section 404 Dredge and Fill Permit from the U.S. Army COE, and a Fiscal Impact Plan which must be approved by the Montana Hard Rock Impact Board and numerous local government units.

         An EIS was being prepared by three co-lead agencies, DEQ, DNRC, and COE, when the anti-cyanide initiative, I-137, was passed, thus terminating active work on the EIS. This EIS would be used to support all of the major permit decisions. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur.

         Legal Status

         On November 3, 1998, an anti-cyanide mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the SPJV to a standstill. This bill bans development of new gold and silver mines and expansions to existing mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

         The mining community has filed lawsuits against I-137, based on i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days of the campaign, and ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations.

         The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned by the courts. Should all efforts to overturn I-137 fail, the Company would file a "takings lawsuit" and pursue compensation from the state for economic damages. The amount of a takings lawsuit would depend on the price of gold at that time and other factors, but the Company expects that such a "takings" could be as much as $600 million, before litigation and related expenses.

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

         The Mountain View property in Nevada and the Rio Maria property in Brazil were dropped during 1998 due to the low gold prices and resulting inability to obtain a partner or buyer for the properties. The Dominican Republic company, Minera Hispaniola, (40% owned by Canyon) and its underlying properties were sold during 1998 to Energold Mining Ltd., with the Company maintaining certain royalty interests on several properties.

BRIGGS/PANAMINT PROPERTIES

         Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 17,000 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severally deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 12 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. (See "Item 2 - Properties - Briggs Project - Development" for a discussion of Goldtooth and North Briggs). In 1991 considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994 the WSA designation was removed from the entire claim block.

         Several areas identified as drill targets in the Pleasant Canyon and Jackpot areas were drilled in 1997. This drilling resulted in the interception of ore-grade gold mineralization in six widely spaced drill holes in the Pleasant Canyon area. The gold mineralization appears to occur as two horizons that can be traced from the surface to a depth of at least 535 feet below the surface. A reconnaissance drilling program was also conducted at the Jackson prospect. Geology of the Jackson target is similar to the Briggs Mine. The drilling at Jackson intercepted potentially ore-grade gold mineralization that appears to trend northward from the area of drilling. The Company and other companies have drilled reverse circulation drill holes at Cecil R. Based on this drilling, 2.2 million tons of mineralized rock containing 84,000 ounces of gold with an average grade of 0.038 ounce of gold per ton has been identified. The resource is open in three directions, and no wide stepout drilling was initially done because of a former WSA restriction.

         The Company has conducted reconnaissance and detailed mapping and geochemical sampling of nearly the entire claim block. An aerial geophysical program was conducted across the entire claim block in 1996 and was followed up with ground reconnaissance in 1997. The geophysical and geochemical data will be used to assist further exploration for concealed gold deposits on the property.

MONTANA PROPERTIES

         The Company owns approximately 900,000 acres of fee simple and fee mineral rights in western Montana. The fee mineral rights underlie surface rights owned by other parties. In March 1995, the Company entered into an Exploration Agreement with Option to Acquire Title Agreement with BHP Minerals International Exploration Inc. (BHP) to explore the Company's 900,000 acre holding in western Montana. The Agreement allowed BHP the option to acquire an undivided 50% ownership in the property as to gold and an undivided 51% ownership for all other minerals (except industrial minerals) by expending at least $2.5 million on the property over a six-year period and making payments of $25,000 per year to the Company. BHP also had the option to acquire an additional 1% ownership in gold properties by paying one million dollars to the Company.

         From 1995 through 1998, BHP expended $1.4 million on reconnaissance exploration for base and precious metal targets and detailed exploration and drill testing of several target areas. Although BHP's work discovered several anomalous areas of mineralization favorable for stratabound or stockwork gold deposits, the passage of I-137 led BHP to conclude that further work is not justified. In March, 1999, BHP terminated its interest in the joint venture.


LATIN AMERICAN EXPLORATION

         ARGENTINA

         In February 1996, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into an exploration agreement with Phelps Dodge Exploration de Argentina, S.A. (PDA), a wholly-owned subsidiary of Phelps Dodge Corporation, on five CRIC properties in Chubut and Santa Cruz Provinces. By funding $3.9 million in exploration expenditures over a six-year period, PDA could earn a 50% interest in the properties.

         In April 1996, PDA terminated its interest in the four CRIC properties in Santa Cruz Province but continued to explore on the 724 square kilometer Arroyo Cascada property in Chubut Province. The Arroyo Cascada property contains strongly anomalous gold values in rocks, soils, and stream-sediments within an altered volcanic pile, suggestive of a buried porphyry system with potential for both gold and copper. PDA conducted soil geochemical sampling, geologic mapping, induced polarization geophysical surveying and drilled five holes totaling 1024 meters at Arroyo Cascada during 1996. In 1996 PDA expended $383,638 on the Arroyo Cascada property. In February 1997, PDA notified CRIC that it was terminating the exploration agreement.

         In July 1997, CRIC entered into an Exploration with Option to Joint Venture letter agreement covering the Arroyo Cascada property with Puma Minerals Corp. (Puma). By expending $2.0 million over four years on the property, Puma had the right to enter into a joint venture with CRIC as operator with a 50% participating interest. During 1997 and 1998, Puma conducted geochemical sampling, geologic mapping, and drilled 11 exploration drillholes. Following this work, Puma withdrew its option to earn an interest in the property in October, 1998. Canyon is actively seeking a new joint venture partner.

         In July 1997, CRIC entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Aeropuerto Property. The agreement initially required Minera to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. In 1998, the purchase terms were modified to lower the payments in the first three years, but increase the total purchase price to $2.42 million. Minera, at any time, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. The Aeropuerto property is an epithermal gold exploration prospect in highly altered volcanic rocks.

         PANAMA

         The Company's wholly-owned subsidiary Canyon de Panama, S.A. was formally granted the 10,594 hectare San Pedrito Concession in August, 1995. The concession is located in central Panama about 150 kilometers west of Panama City. The San Pedrito property covers most of the area between the Santa Rosa open-pit, heap-leach gold mine (over one million ounces of gold) and a smaller underground mine at Remance. Geologic mapping and geochemical sampling by the Company on the property have identified gold-bearing alteration zones in andesitic volcanic rocks. The geologic environment is similar to that at Santa Rosa.

         Work during 1996 consisted of detailed geologic mapping and geochemical sampling over a several square kilometer anomaly defined during the 1995 program. This additional work has defined a coherent gold in soil and rock anomaly associated with a hydrothermally altered zone.

         No substantive work was undertaken in 1997 or 1998 at the San Pedrito concession. The Company is actively seeking a joint venture partner to continue the work at San Pedrito.


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

         The Company is currently attempting to sell its African subsidiaries and their underlying properties.

         ETHIOPIA

         On September 6, 1995, CRAL and the Ministry of Mines signed a three-year Exploration License, renewable for two additional one-year terms on the 60 square kilometer Megado-Serdo area. The Megado- Serdo Exploration License required that CRAL spend at least $500,000 and complete an approved work program during the first year. The second year expenditure requirement on an approved work program was $750,000.

         The Megado-Serdo area is within a greenstone belt of metamorphic rocks of Proterozoic age. The property is located 10-15 kilometers southwest of the large Lega Dembi gold mine owned and operated by the Adola Gold Mine Enterprise. Government workers have conducted considerable exploration work and have identified several areas of gold mineralization associated with quartz veins within favorable schist horizons on the Megado-Serdo property and have conducted trenching and limited drilling. Most of the streams draining the Megado-Serdo area have had considerable placer mining activity. CRAL commenced a detailed review and compilation of prior government work at Megado Serdo in September 1995, and conducted preliminary site studies in December 1995.

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

         In August 1994, CRAL also applied for an Exploration License on the 108 square kilometer Meleka- Abeba area located about 50 kilometers north of the Lega Dembi mine in the northern end of the Adola Gold Belt. Stream sediment geochemistry conducted by the government has identified numerous concentrations of anomalous gold which have not been followed-up to date. Some artisanal placer mining has recently been conducted within the application area. On March 26, 1996, the Meleka-Abeba Exploration License was issued.

         Field work at Meleka-Abeba has included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. The stream sediment sampling has greatly expanded the area of anomalous gold in streams identified earlier by government workers. The first year of the license required a minimum expenditure of $250,000 which was met and a commitment was made to continue work into the second year of exploration which required a $400,000 minimum expenditure. Field work at Meleka- Abeba during the first year included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. In year two of the license, this work led to a trenching program which discovered areas of strongly anomalous gold mineralization in bedrock. In late 1997, a limited diamond core drilling program was undertaken to test several areas for near surface bulk mineable gold mineralization. Anomalous gold values were intercepted and additional follow-up drilling is required.

         On February 6, 1996, CRAL entered into a joint venture agreement with JCI Limited (JCI), a large South African mining company, to finance gold exploration on CRAL's Exploration Licenses and license applications in Ethiopia. By funding $3.0 million in exploration expenditures on two licenses, JCI would earn a 51% joint venture interest. The joint venture continued into 1998 at which time JCI withdrew from both the Megado and Meleka-Abeba license areas.

         In October, 1996, an application was submitted by the CRAL-JCI joint venture for a Mineral Prospecting License in the Tendaho Graben area covering 1100 square kilometers which was subsequently issued. A Mineral Prospecting License is valid for one year, after which portions of the area may be converted to Exploration Licenses. The joint venture committed to spend a minimum of $50,000 during the one year period and CRAL funded 49% of the costs. The joint venture applied for an exploration license covering a portion of the Tendaho Graben area and that application was approved.

         During 1997, CRAL and JCI expended $1.3 million on the various Ethiopian licenses and exploration activities. During 1998, $0.6 million was expended on the various licenses and exploration activities.

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

         CRAL has completed a review of the known information on geology, land ownership, past production and claimholders of record. In 1996 CRAL conducted orientation geochemical studies within the EPO as well as geological and geochemical evaluation of several of the inholding claims through option agreements with the owners. In February, 1997, CRAL, signed a Heads of Agreement with Cambrian Resources, N.L. (Cambrian), an Australian mining company. Under the terms of the agreement Cambrian could earn a 40% interest in the property by spending $240,000 on exploration by September 14, 1997. Cambrian could increase their ownership to 55% by spending an additional $240,000 by December 30, 1999. During 1997, Cambrian expended approximately $69,000 on the property, principally related to geophysical surveys, sampling and assaying. In late 1998, Cambrian withdrew from the venture.

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

         Because the Company believes that it has established the existence of valuable mineral deposits in certain of its properties, and has maintained and improved the claims in the manner required by law, it has sought to enhance its rights in those properties by seeking issuance of mineral patents. In July of 1992, the Company caused four applications for mineral patent for the 20 lode mining claims comprising the then-known ore reserves at the Briggs property to be filed with the California State Office of the Bureau of Land Management
(BLM). On October 1, 1994, while the patent applications were pending, Congress imposed a moratorium on accepting and processing mineral patent applications within the Department of the Interior.

Under the terms of the moratorium (as interpreted by the Secretary of the Interior), and solely as a result of the inaction of the California State Office prior to the time the moratorium became effective, the Secretary considers the applications not to be exempt from the moratorium, and therefore will not allow them to be processed while the moratorium remains in effect.

         Before the Secretary's position on the applications was known, the Company instituted litigation in U.S. District Court to attempt to force the Secretary to construe the applications as exempt from the moratorium and to diligently process all of them, either by granting patents or by contesting the claims. However, the Court has declined to compel the Secretary to expedite processing of the applications. That decision is presently being appealed, but the Court's decision does not determine the validity of the claims, nor does it directly affect the Company's basic ability to conduct mining operations on the claims. The Company has no reason to believe that grounds exist for denial of any of the patents when and if they are ultimately adjudicated. However, there can be no assurance that such patents will be granted.

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or alter the provisions of the Mining Law of 1872. As of March 1, 1999, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such claims and the economics of existing operating mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation.

         The Company supports reasonable, rational changes to the Mining Law of 1872 and is currently active in industry efforts to work with Congress to achieve responsible changes to mining law. Although the exact nature or timing of any mining law changes cannot be predicted, enactment of any federal mining law changes would not affect the Company's Kendall, McDonald, or Seven-Up Pete projects, because these projects are not on federal lands. The Briggs project and certain other exploration properties, however, do occur on federal mining claims and could be materially affected by such legislation.

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

LEASED PROPERTY

         The Company leases approximately 4,300 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2001. Rent is presently $5,923 per month. The Company maintains storage and/or facilities in Golden, Colorado; Lincoln, Montana; and Ridgecrest, California, on a month-to-month basis.


ITEM 3.   LEGAL PROCEEDINGS

         CR KENDALL - VAN HAUR LAWSUIT

         In May 1998, a plaintiff group including members of the Van Haur family and the Van Haur family Ranch Trust (collectively "Plaintiffs") filed suit in U.S. District Court in Montana against the Kendall Mine. The Plaintiffs operate a farming and ranching enterprise approximately 1 1/2 to 2 miles downstream of the Kendall Mine. Plaintiffs allege violation of their water rights and other torts by the Kendall Mine and request unspecified damages and punitive damages. The Company has filed a motion asking the court to dismiss the lawsuit and believes that the lawsuit will be dismissed. In the event the lawsuit is not dismissed, the Company believes the Plaintiffs' allegations are completely without merit and that the Company will prevail in this matter.

         CR KENDALL - WATER QUALITY NOTICE OF VIOLATION

         On September 23, 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes: (1) that many of the allegations are unfounded, and (2) the proposed fine is in violation of Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will vigorously defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

         MCDONALD GOLD PROJECT - MONTANA DEPARTMENT OF NATURAL RESOURCES METALIFEROUS MINERAL LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. The Company has challenged the DNRC's action in Montana District Court and believes it will prevail in this matter.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of security holders in the last quarter of 1998.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low prices for the Company's common stock during 1998 and 1997. There are currently no trading warrants.



                                              COMMON STOCK
                                          -------------------
                                           High          Low
                                          -----         -----
               1998
          Fourth Quarter                  $0.63         $0.25
          Third Quarter                   $0.75         $0.19
          Second Quarter                  $1.31         $0.63
          First Quarter                   $1.19         $0.63

               1997
          Fourth Quarter                  $2.88         $1.00
          Third Quarter                   $2.88         $1.75
          Second Quarter                  $3.38         $2.31
          First Quarter                   $3.44         $2.25


         On March 1, 1999, the high and low prices for the Company's common stock were $0.22 and $0.19, respectively.

         As of March 1, 1999, there were approximately 1,362 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 6,500. As of March 1, 1999, there were 15 holders of record of non-trading warrants to purchase common stock.

         As of March 1, 1999, there were outstanding; a) 46,137,074 shares of common stock; b) 2,595,349 warrants to purchase common stock; and c) 1,960,500 employee and non-qualified stock options to purchase common stock.

DIVIDENDS

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly-owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

SALE OF UNREGISTERED SECURITIES

         On October 14, 1998, the Company issued 30,000 shares of its $0.01 par value common stock bearing a restrictive legend in a private placement to Kennecott Minerals Company, at $0.50 per share. The securities issued to Kennecott Minerals Company, a sophisticated investor, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.       SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.

                                                                      DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                          1998            1997            1996            1995            1994
                                      ------------    ------------    ------------    ------------    ------------
SUMMARY OF CONSOLIDATED
BALANCE SHEETS

Working Capital                       $(14,336,000)   $  2,581,200    $  6,460,600    $ 26,323,200    $ 14,953,000
Current Assets                          13,583,900      13,514,300      12,286,500      28,922,700      18,318,100
Total Assets                            81,871,700      97,282,100      84,384,300      72,424,200      52,187,600
Current Liabilities                     27,919,900      10,933,100       5,825,900       2,599,500       3,365,100
Long-term Obligations                    8,652,900      31,310,500      30,117,800      49,754,200      23,468,900
Total Liabilities                       36,572,800      42,243,600      35,943,700      52,353,700      26,834,000
Common Stockholders' Equity             45,298,900      55,038,500      48,440,600      20,070,500      25,353,600

SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS

Sales                                 $ 35,246,600    $ 28,890,300    $  4,857,000    $  9,006,600    $ 19,580,200
(Loss) Before Extraordinary Items
  and Cumulative Effect of Changes
  in Accounting Principles              (2,849,300)     (5,022,300)     (7,114,900)     (6,143,200)       (337,700)
Net (Loss) (1)                         (12,058,900)     (5,022,300)     (7,114,900)     (6,143,200)       (337,700)
Net (Loss) Per Share (2)
  Basic and  Diluted (3)                     (0.26)          (0.13)          (0.21)          (0.24)          (0.01)

         (1) The Company changed its methods of accounting for exploration costs on unproven properties and accounting for costs of start-up activities in 1998. See Note 4 to Consolidated Financial Statements.

         (2) The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share, in 1997. All prior periods have been restated to conform with the provisions of SFAS128.

         (3) Potential common shares would be antidilutive as the Company recorded net losses over the five year period.

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


RESULTS OF OPERATIONS

         1998 COMPARED TO 1997


         The Company recorded a loss before extraordinary item and cumulative effect of changes in accounting principles of $2,849,300, or $0.06 per share, and a net loss of $12,058,900, or $0.26 per share, on revenues of $35,246,600 in 1998. This compares to a net loss of $5,022,300, or $0.13 per share, on revenues of $28,890,300 in 1997.

         In May 1998, the Briggs Mine loan facility was restructured. As part of the restructuring, the Company liquidated its hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the then cash loans outstanding of $8.6 million. As a result of the prepayment, unamortized deferred financing costs of $281,500 allocated to the cash loans were expensed in the second quarter of 1998. This amount is shown as an extraordinary item on the Statement of Operations for 1998.

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting method in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,625,400 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to increase the loss before extraordinary item and cumulative effect of a change in accounting principle by $408,600, or $0.01 per share, and the net loss by $6,034,000 or $0.13 per share.

         During the third quarter of 1998, the Company recognized a gain of $919,700 relating to a partial prepayment of the Briggs Mine gold loan. Utilizing proceeds of approximately $2.5 million remaining from the May 1998 hedge liquidation, the Company repaid 8,869 ounces of principal by open market purchase at $284.35 per ounce with a corresponding reduction in debt at $388.05 per ounce.

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to decrease the loss before extraordinary item and cumulative effect of a change in accounting principle by $751,200, or $0.02 per share, and to increase the net loss by $2,551,500, or $0.06 per share.

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group. (See Note 17 to the Consolidated Financial Statements). The Company recorded a loss on asset disposals of $849,100 in connection with the sale.

         During 1998, the Company sold 79,303 ounces of gold and 21,500 ounces of silver at an average realized price of $375 per equivalent gold ounce. During 1997, the Company sold 68,436 ounces of gold and 18,500 ounces of silver at an average realized price of $402 per equivalent gold ounce. This total includes the sale of 8,150 ounces of gold during the first two months of 1997 which was credited against capitalized development costs at the Briggs Mine.

         The following table summarizes the Company's gold deliveries and revenues in 1998 and 1997:


                                        1998                                1997
                                       AVERAGE                             AVERAGE
                             GOLD       PRICE      REVENUE       GOLD       PRICE       REVENUE
                            OUNCES     PER OZ.      $000'S      OUNCES     PER OZ.       $000'S
                            ------     -------     -------      ------     -------      -------
Deliveries
   Forwards                 56,600     $   392     $22,176      58,350     $    403     $23,490
   Put options               4,200     $   379       1,590       3,600     $    380       1,368
   Spot sales               16,409     $   298       4,891       4,875     $    326       1,572
   Gold loan                 2,094     $   388         813       1,611     $    388         625
                            ------                 -------     -------                  -------
                            79,303     $   372      29,470      68,436     $    395      27,055
Other transactions
   Silver proceeds              --                     114          --                       97
   Other hedging gains          --                     190          --                      339
                            ------                 -------     -------                  -------
                            79,303     $   375     $29,774      68,436     $    402     $27,491


         As a result of the Company's hedging programs, additional revenues of $6,287,000 and $4,823,700 in 1998 and 1997, respectively, were recognized relative to spot prices in effect on the settlement dates. The New York Commodity Exchange (COMEX) gold prices averaged $294 per ounce in 1998 and $331 per ounce in 1997. In 1998, revenue from the sale of industrial mineral products increased 17% from the prior year.
All of the Company's revenues in 1998 and 1997 were from domestic activities.

         Cost of sales was $26.3 million in 1998 compared to $21.4 million in 1997, reflecting the impact of the Briggs Mine operating at commercial production levels for all of 1998. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site restoration costs accrued on a units-of-production basis.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:


                                                        PER OUNCE
                                                     --------------
                                                     1998      1997
                                                     ----      ----
                    Cash Operating Cost (1)          $278      $290
                    Total Cash Costs (2)             $284      $297
                    Total Production Costs (3)       $368      $383

             (1) As per cost of sales description above, excluding royalties and accruals for site restoration.
             (2) Cash operating cost plus
                 royalties.
             (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         The lower per ounce costs in 1998 are attributable to higher production levels, which was principally a result of a 23% improvement in crusher throughput in the current year. In late 1997 and early 1998, the original design tertiary stage vertical shaft impact crushers (VSI's) were removed from service and replaced with more efficient cone crushers. In connection with the removal, the Company adjusted its carrying value of the VSI's to fair market value during the fourth quarter of 1997, resulting in an impairment of $215,900.
In 1998, the fair market value was further reduced by $19,700.

         Depreciation, depletion and amortization was higher in 1998 due to higher production at the Briggs Mine.

         Exploration costs in 1998 of $0.6 million were $0.4 million higher than in 1997, principally a result of the Company's change in the method of accounting for exploration costs on unproven properties. The Company's abandonments of $0.3 million in 1997 relate to costs associated with the Cahuilla property, located in Imperial County, California.

         During the fourth quarter of 1997, the Company recorded a charge of $2.6 million for site restoration based on an update to the anticipated scope of work remaining at the Kendall Mine.

         Interest income was lower in the current year due to lower cash balances. Interest expense was not materially different in 1998 as compared to 1997.

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, could terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain was recognized only upon receipt of cash in excess of basis. During the third quarter of 1998, the buyer relinquished its interest in the property. The Company subsequently returned the property to the underlying lessors. No gain or loss occurred as a result of the property relinquishment. In 1997, the Company recorded a gain of $229,100 in connection with payments received in the initial year of the agreement.

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain of $70,100 during 1998 and $42,400 during 1997.

         There was no current or deferred provision for income taxes during 1998 or 1997. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1998 or 1997 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in its financial statements.

         The provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not presently have separate operating segments which would require the disclosures prescribed by SFAS 131.

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share, in 1997. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the US standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supercedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. As the Company reported net losses in 1998 and 1997, inclusion of potential common shares would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for 1998 and 1997. At December 31, 1998 and 1997, respectively, there were potential common shares outstanding of 4,889,000 and 5,106,500, respectively.

         The Company measures compensation cost for stock-based compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See
Note 20 to the Consolidated Financial Statements for pro forma disclosures of net income and earnings per share as if the fair value based method had been applied as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

         Inflation did not have a material impact on operations in 1998 or 1997. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

         1997 COMPARED TO 1996

         The Company recorded a net loss of $5.0 million, or $0.13 per share, on revenues of $28.9 million in 1997, compared to a net loss of $7.1 million, or $0.21 per share, on revenues of $4.9 million in 1996. Although the 1997 results reflect an improvement over 1996, due principally to the attainment of commercial production at the Briggs Mine in March 1997, 1997 was also impacted by a provision for site restoration at the Kendall Mine, higher interest expense, and lower interest income.

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

         The following table summarizes the Company's gold deliveries and revenues in 1997 and 1996:



                                        1997                                1996
                                       AVERAGE                             AVERAGE
                             GOLD       PRICE      REVENUE       GOLD       PRICE      REVENUE
                            OUNCES     PER OZ.     $000'S       OUNCES     PER OZ.     $000'S
                            ------     --------    -------      ------     -------     -------
Deliveries
   Forwards                 58,350     $    403    $23,490       1,500     $   398     $   597
   Put options               3,600     $    380      1,368          --          --          --
   Spot sales                4,875     $    326      1,572       3,269     $   388       1,270
   Gold loan                 1,611     $    388        625          --          --          --
                            ------                 -------     -------                 -------
                            68,436     $    395     27,055       4,769     $   391       1,867
Other transactions
   Silver proceeds              --           --         97         --           --          12
   Other hedging gains          --           --        339         --           --          12
                            ------                 -------     -------                 -------
                            68,436     $    402    $27,491       4,769     $   397     $ 1,891


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

         Per ounce cost of gold production at the Briggs Mine in 1997, as computed under the Gold Institute's Production Cost Standard, was as follows:

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

         The Briggs Mine experienced higher costs and lower throughput than expected during the year, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers (VSI's). These units were replaced with three cone crushers in late 1997 and early 1998 with the objective of significantly increasing tonnage throughput and lowering costs in 1998 and onward. The Company adjusted its carrying value of the VSI's removed from service to fair market value, resulting in a fourth quarter 1997 impairment of $215,900.

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

         The Company executed an agreement during 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1.25 million. At any time, the buyer, upon proper notice, may terminate the respective agreement and its then remaining obligations, and relinquish its interest in the property. The Company also executed an agreement during 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transactions, gain will be recognized only upon receipt of cash in excess of bases over the relevant periods. The Company recorded a gain of $0.3 million during 1997 in connection with the contingent sales.

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


LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY:

         The Company's liquidity has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Moreover, the Company was not in technical compliance with an operating cost covenant (as defined) at the Briggs Mine as of December 31, 1998 and has been unable to achieve resolution of the matter with the lenders to date. As a result, the covenant breach constitutes an event of default and the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. The Company is in continuing discussions with the lenders on this matter, however, there can be no assurances that a satisfactory resolution can be achieved nor that the lenders will not exercise any remedies available to them during the intervening period. Accordingly, the Company has reclassified all of the debt as current on its Balance Sheet at December 31, 1998, which resulted in the breach of other covenants related to certain financial ratios and reporting requirements. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Surety who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures, is currently attempting to sell its African properties, and has retained investment banking counsel to assist in the evaluation of potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

SUMMARY OF 1998 CASH FLOW:

         The Company's cash and cash equivalents decreased $1.1 million during 1998 to $2.0 million at year-end. The decrease was a result of net cash provided by operations of $11.2 million, $2.1 million of net cash provided by investing activities, and $14.4 million of net cash used in financing activities.

OPERATING ACTIVITIES:

         Operations provided $11.2 million of cash in 1998 as compared to providing $0.7 million in 1997 and using $8.1 million in 1996. The current year improvement in cash flow was principally a result of the Company liquidating most of its gold hedge position in May, 1998, resulting in proceeds of $11.1 million. Operating cash flow in 1997 improved from 1996 due to commercial production levels being attained at the Briggs Mine.

INVESTING ACTIVITIES:

         Capital expenditures in 1998 totaled $4.5 million. Major components included $4.0 million for permitting efforts on the McDonald Gold Project. $0.3 million for capital improvements at the Company's industrial minerals facilities; and $0.2 million for miscellaneous projects at the Briggs Mine.

         Capital expenditures in 1997 totaled $19.4 million. Major components included $7.6 million at the Briggs Mine for final construction, working capital and development drilling; $8.1 million at the McDonald Gold Project which included an initial payment of $5.0 million to purchase Phelps Dodge's interest in the project and $3.0 million for ongoing permitting; $1.5 million of equipment upgrades at the Company's industrial minerals facilities and $0.5 million to purchase the pumice mine that supplies the ore for its New Mexico processing facility; and $1.7 million on exploration properties.

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

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group for a purchase price of $6,475,000 less certain working capital adjustments. The purchase price included consideration of $475,000 which was used to pay a promissory note issued in 1997 in connection with the Company's purchase of the pumice mine that supplies the ore for its New Mexico processing facility.

FINANCING ACTIVITIES:

Common Stock Issues

         On October 14, 1998, the Company issued 30,000 shares in a private placement at $0.50 per share.

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

         On March 26, 1996, the Company completed a private placement in the amount of $12.1 million ($11.2 million net of expenses). The offering was completed at a price of $3.00 per unit which included one share of common stock (4,034,300 total shares) and one-half warrant (2,017,200 total warrants). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor at the same terms and conditions. A warrant to purchase 15,000 shares of common stock was exercised in March 1999 and the remaining warrants to purchase 2,302,167 shares of common stock expired on March 25, 1999. The Company filed a Registration Statement under the Securities and Exchange Act of 1933 in respect of the common shares, the warrants, and the common shares underlying the warrants which was declared effective by the Securities and Exchange Commission on May 14, 1996.

         During 1996, 306,400 incentive and non-qualified stock options were exercised resulting in proceeds to the Company of $0.3 million.

Credit Arrangements

         Purchase of the McDonald Gold Project

         On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (Venture) from CR Montana's partner in the Venture, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly owned subsidiary now own 100% of the Venture. The Venture includes the McDonald Gold Project near Lincoln, Montana.

         The Company made an initial payment of $5 million from its existing cash balance as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. (See separate caption, "McDonald Gold Project, Anti-Cyanide Mining Initiative.") At present, Canyon is pursuing various options with respect to the remaining purchase price obligation which may include, amongst others, sale of equity, mergers, or joint venture participation. If permits are obtained or construction commences on or before the second anniversary of the closing, a further payment of at least $95 million plus the product of $1,666,666 and the number of months between the first anniversary date of the closing and the month in which permits are obtained or construction commences but no more than $145 million will instead be made, based on a price of $20 per mineable reserve ounce attributable to the former Phelps Dodge ownership plus the product of $0.833 times the number of months between the first anniversary date of the closing and the month in which permits are obtained or construction commences. If permits are obtained or construction commences after the second anniversary of the closing, a further payment of at least $115 million but no more than $145 million will instead be made, based on a price of $30 per mineable reserve ounce attributable to the former Phelps Dodge ownership. If the aggregate payments have then not totaled $150 million, a varying production payment will be made each quarter based on 72.25% of the ounces produced on a sliding scale commensurate with the then gold price as follows: 1) $0 per ounce if the gold price is less than or equal to $350.00 per ounce; 2) $3 per ounce if the gold price is greater than $350.00 but less than or equal to $375.00 per ounce; 3) $5 per ounce if the gold price is greater than $375.00 but less than or equal to $400.00 per ounce; 4) $7 per ounce if the gold price is greater than $400.00 but less than or equal to $425.00 per ounce; and
5) $10 per ounce if the gold price is greater than $425.00 per ounce. Production payments will cease when the aggregate of all payments reach $150 million.

        The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the Venture transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

         Revolver

         In October, 1997, the Company's wholly owned subsidiary, CR Minerals Corporation (CR Minerals), obtained a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivable not more than 90 days in age from date of invoice. The Revolver's average interest rate was 9.0% and was fully paid down and closed during the fourth quarter of 1998.

         Pumice Mine Purchase

         On December 31, 1997, CR Minerals purchased the pumice mine which supplies the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 paid on December 29, 1998.

         Equipment Financing

         During 1997, the Company repaid its remaining obligation of $196,800 in connection with a 1994 financing of certain mining equipment.

         CR Briggs Loan Facility

         On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

         In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans then outstanding of $8.6 million.

         In August 1998, the loan facility was further amended as follows: (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and has reserved $2.4 million of the proceeds for further debt payments) (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the gold loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:

                                                    1998               1997               1996
                                                 ----------         ----------         ----------
Principal payments
          Gold loan
            o    Ounces                              13,057              4,832                 --
            o    Monetized amount                $5,066,700         $1,875,000                 --
          Cash loans                             $8,700,000         $  300,000                 --

Interest payments
          Gold loan
            o    Ounces                               2,481              2,437              2,661
            o    Market value                    $  730,700         $  787,800         $1,023,300
          Cash loans                             $  390,900         $  767,000         $  364,200

Weighted average interest rates
          Gold loan                                     3.5%               3.4%               4.1%
          Cash loans                                   10.3%              10.2%               9.9%

           The Company's debt (all current) at December 31, 1998, consists of a gold loan in the amount of $18,058,400 (46,536 ounces monetized at $388.05 per ounce) and a dollar based credit line with $650,000 outstanding. The Company has reserved $2,400,000 from the sale of its industrial minerals assets to i) pay-off the credit line amount of $650,000 and ii) pay-down $1,750,000 of the gold loan in 1999. In January, 1999, the credit line amount of $650,000 was paid-off. In February 1999, $1.0 million was used to purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. In April 1999, the remaining $750,000 was used to purchase 2,666 ounces of gold at a market price of $281.30 per ounce which was applied to the gold loan.

         Due to a covenant breach (see "Liquidity"), the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. Absent the lenders calling the loan, repayment terms generally require quarterly installments which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers. CR Briggs Corporation and the Company are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity.

         As a condition of the loan, a portion of the Briggs Mine's future production is hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1998, approximately 46% of the Briggs Mine production from current reserves was hedged as follows:

                                         OUNCES       AVERAGE PRICE/OZ.
                                         -------      -----------------
Forward Contracts (1)                    183,800            $307
Gold Loan                                 46,536            $388
                                         -------
                                         230,336            $323

         (1) Short dated contracts of 30 days or less to take advantage of higher near-term forward rates. Contracts not settled by delivery of gold ounces will be rolled out at one-month intervals, increasing the realized price by approximately $1.00 per month at current annualized rates of approximately 4%.

         Letters of Credit

         Certain bonds have been issued aggregating $5.9 million for the performance of reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. A bank Letter of Credit in the amount of $2,118,000 has been provided in favor of the Surety as partial collateral for such obligations, and the Company has fully collateralized the Letter of Credit with cash. In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Surety. The Letter of Credit will expire no earlier than December 31, 1999, and, at the bank's option, may be renewed for successive one-year periods. The amount on deposit as collateral for the Letter of Credit is included as restricted cash on the Company's balance sheet at December 31, 1998. Of the amount on deposit, $165,000 was funded in 1998, $84,000 was funded in 1995 and $1,869,000 was funded in prior years in connection with a separate collateralized Letter of Credit only for the Kendall Mine.

         In December 1996, $0.5 million previously held as collateral for a bank Letter of Credit in connection with a first year work commitment was returned to the Company. During 1996, the Company's joint venture partner posted a replacement financial assurance of the obligation allowing the existing Letter of Credit to be canceled.

OUTLOOK:

Operations

         The Briggs Mine is expected to produce approximately 86,000 ounces in 1999 at cash operating costs between $265-$275 per ounce. Nominal capital spending of $0.2 million is anticipated relating principally to condemnation drilling for waste dumps and to commence the permitting effort for future mining of reserves adjacent to the Briggs orebody. The Company's hedge position for 1999 is summarized as follows:

                                         OUNCES       AVERAGE PRICE/OZ.
                                         ------       -----------------
Forward Contracts(1)                     82,940           $313
Gold Loan                                 3,060           $388
                                         ------
                                         86,000           $316

         (1) As of December 31, 1998, the Company's forward position consisted of 183,800 ounces of short dated contracts of 30 days or less at an average price of $307 per ounce. The Company has the opportunity to deliver all of its 1999 production not otherwise reserved for gold loan repayments at prices that would average approximately $313 per ounce based on one-month rollouts of its opening position and annualized forward rates of approximately 4%.

         The Company expects to spend approximately $1.0 million on reclamation at Kendall during 1999 and a further $1.8 million beyond 1999 through mine closure. The Company has accrued the expected reclamation costs at December 31, 1998, based upon its current estimate.

         Expenditures at the McDonald Gold Project are expected to be less than $0.5 million in 1999, principally related to maintaining its mineral leases in good standing.

OTHER MATTERS:

McDonald Gold Project, Anti-Cyanide Mining Initiative

         In November, 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines and expansions to existing mines which use open-pit mining and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has filed lawsuits against I-137, based on (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned by the courts.

Gold Prices and Hedging

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The Company's hedging program at Briggs consists of forwards, and a gold loan with approximately 46% of reserves hedged at an average price of $323 per ounce. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with delivering physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates, thereby postponing delivery against forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties.

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

         The Company is currently in the data gathering phase with regard to equipment used in its operations which may have embedded chip technology. Equipment that is not year 2000 ready could fail causing a disruption to the Company's operations. The Company expects to determine year 2000 compliance for such equipment by May 31, 1999 and to complete remediation efforts by September 30, 1999. At this time, the Company does not have sufficient data to estimate the cost of year 2000 compliance nor does it have a contingency plan in place for its non-information technology systems.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the first quarter of 1999, the Company will initiate a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means with the objective of determining such third parties' readiness by April 30, 1999. As part of the Company's contingency planning, alternate suppliers, where practical, will be identified to reduce the risks of interruption due to third party failures.

         Although the Company believes it has adequate resources and personnel to complete its remediation efforts prior to December 31, 1999, the Company remains at risk with respect to its ability to complete its own program and/or to a failure by one or more of its third party suppliers to achieve year 2000 compliance within the required time frame.

Environmental Regulation

         In 1995 the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one new central agency, the Department of Environmental Quality (DEQ). This agency will be responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald Gold Project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project. Moreover, with the passage of I-137 in November, 1998, the Company cannot presently proceed with permitting and development of the McDonald Gold Project.

         The Kendall Mine operates under permits granted by the DEQ. The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. The DEQ is currently reviewing the adequacy of the bond amount and the Company anticipates that the DEQ will require a bond increase, but cannot presently predict the amount of any such increase. Additionally, although the DEQ has approved the Company's plans related to recontouring, revegetation, drainage and dewatering, discussions of long-term water handling and heap closure methods continue. The Company's estimate to achieve final mine closure may be impacted by the outcome of these pending matters.

         In September, 1998, the DEQ filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ initially proposed a civil penalty in the amount of $330,000, which was subsequently modified to $302,000, in connection with the complaint. The Company is currently preparing a response to the complaint and believes the penalty as currently assessed is without substantial merit.

         The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the

Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Both bonds are subject to annual review and adjustment.

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

Federal Legislation

         Legislation has been introduced in prior sessions of the United States Congress to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1872. To date, no such legislation has been enacted. The timing and exact nature of any mining law changes cannot presently be predicted, however, the Company will continue its active role in industry efforts to work with Congress to achieve responsible changes to mining law. The Company is also continuing its present efforts to patent the Briggs claims into private ownership in accordance with the provisions of currently applicable law.

Recently Issued Financial Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company has not determined the effects, if any, that adopting SFAS 133 will have on its financial condition, liquidity or results of operations.

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


ITEM 7(a).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, and producer hedging. During the last five years, the average annual market price has fluctuated between $294 per ounce and $388 per ounce. Moreover, in late 1997 and early 1998, gold prices declined to their lowest level in eighteen years.

         The Company currently utilizes two types of commodity instruments to protect the selling price of a portion of its anticipated production. At December 31, 1998, approximately 46% of the recoverable reserves at the Company's Briggs Mine was hedged through (i) short dated forward contracts totaling 183,800 ounces at an average price of approximately $307 per ounce, and (ii) a commodity-based loan totaling 46,536 ounces at a monetized price of $388.05 per ounce. With regard to the forward contracts, the Company can selectively extend maturity dates and has the opportunity to deliver all of its estimated 1999 gold production not otherwise reserved for its commodity loan repayment at prices that exceed the current market price of gold by an average of approximately $25 per ounce. However, for purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if only 75% of its estimated production was delivered against the forward contracts and the commodity loan, a $10 change in the price of gold would have an impact of approximately $0.2 million. Similarly, a hedge position of only 50% with a $10 change in the price of gold would impact the Company's profitability and cash flow by approximately $0.4 million. The Company's commodity-based loan was established in December, 1995, by borrowing 64,425 ounces from certain counterparties, selling the ounces in the marketplace at a price of $388.05 per ounce, and using the proceeds of $25 million to develop and construct production facilities at the Briggs Mine. (See Note 9(a) to the Company's Consolidated Financial Statements for a complete discussion of the financing arrangements for the Briggs Mine). As the gold is repaid from production at the Briggs Mine, the Company records revenue at the monetized amount of $388.05 with a corresponding reduction in debt. An implicit hedging gain or loss exists at the time of repayment depending on whether the market price of gold at the repayment date is below or above the monetized amount.

         There are certain market risks associated with commodity instruments. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments and commodity loan obligation, the Company would have to purchase the shortfall in the open market at prevailing prices.

         In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. For the year ended December 31, 1998, $2.5 million of the gain was recognized in operations based on the original terms of the forward contracts. During 1999, $4.1 million of the gain will be recognized with the balance of $4.5 million recognized in 2000.

         At December 31, 1998, the mark to market value of the Company's forward contracts was approximately $3.2 million. The fair value and carrying value of the Company's commodity-based loan at December 31, 1998 was approximately $13.4 million and $18.1 million, respectively.

Interest Rates

         At December 31, 1998, the Company's debt consisted of a commodity-based
(gold) loan. Interest rates for such loans are typically lower than dollar denominated debt, as the cost of leasing gold from sources such as central banks is relatively inexpensive (less than 2% per annum). A counterparty to a commodity-based loan will add an applicable margin to its cost of funds for purposes of establishing an interest rate to the producer. During 1998, 1997, and 1996, the interest rate on the Company's gold loan averaged 3.5%, 3.4%, and 4.1%, respectively. The Company is required to have the rate periodically reset for periods that it may choose which range in duration from one to six months. Because of the historically low rates for gold-denominated debt, the Company is not exposed to significant interest rate risk, as a change in the rate from 3.5% to 4.5% would have an impact on annual earnings and cash flow of less than $0.150 million, based on the outstanding loan amount of 46,536 ounces and current gold prices of approximately $290 per ounce.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants......................................     45
Consolidated Balance Sheets............................................     46
Consolidated Statements of Operations..................................     47
Consolidated Statement of Changes in Stockholders' Equity..............     48
Consolidated Statements of Cash Flows..................................     49
Notes to Consolidated Financial Statements.............................  51-70

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for exploration costs on unproven properties and accounting for costs of start-up activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's working capital deficit, debt covenant violations and possible reclamation obligations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
February 26, 1999, except for
Notes 1 and 9, as to which the date is March 31, 1999

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
ASSETS                                                                                 1998              1997
                                                                                   ------------      ------------
Cash and cash equivalents                                                          $  1,985,700      $  3,111,000
Restricted cash                                                                       4,887,200         2,316,300
Accounts receivable                                                                     173,800           746,700
Inventories                                                                           5,372,200         6,051,800
Prepaid and other assets                                                              1,165,000         1,288,500
                                                                                   ------------      ------------
     Total current assets                                                            13,583,900        13,514,300

Property and equipment, at cost
     Mining claims and leases                                                        24,508,100        26,463,800
     Producing properties                                                            51,124,700        60,616,800
     Other                                                                              994,200         1,144,500
                                                                                   ------------      ------------
                                                                                     76,627,000        88,225,100
     Accumulated depreciation and depletion                                         (11,639,500        (7,269,100)
                                                                                   ------------      ------------
        Net property and equipment                                                   64,987,500        80,956,000

Other assets                                                                          3,300,300         2,811,800
                                                                                   ------------      ------------
       Total Assets                                                                $ 81,871,700      $ 97,282,100
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                   $  3,134,300      $  3,829,600
Notes payable - current                                                              18,708,400         4,554,300
Accrued taxes, other than payroll and income                                             60,800           151,400
Accrued reclamation costs                                                               964,000         1,441,200
Deferred income                                                                       4,090,700                --
Other current liabilities                                                               961,700           956,600
                                                                                   ------------      ------------
     Total current liabilities                                                       27,919,900        10,933,100

Notes payable - long term                                                                    --        28,055,000
Accrued reclamation costs                                                             2,704,900         2,857,500
Deferred income                                                                       4,489,500                --
Other noncurrent liabilities                                                          1,458,500           398,000
                                                                                   ------------      ------------
     Total Liabilities                                                               36,572,800        42,243,600
                                                                                   ------------      ------------

Commitments and contingencies (Notes 11, 12 and 13)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing: 46,137,100 at December 31, 1998 and 43,617,100 at December 31, 1997        461,400           436,200
Capital in excess of par value                                                       95,293,500        92,999,400
Deficit                                                                             (50,456,000)      (38,397,100)
                                                                                   ------------      ------------
     Total Stockholders' Equity                                                      45,298,900        55,038,500
                                                                                   ------------      ------------

     Total Liabilities and Stockholders' Equity                                    $ 81,871,700      $ 97,282,100
                                                                                   ============      ============

         The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                            1998          1997          1996
                                                       -------------  ------------  ------------
     REVENUE
Sales                                                  $  35,246,600  $ 28,890,300  $  4,857,000
                                                       -------------  ------------  ------------

     EXPENSES
Cost of sales                                             26,299,600    21,389,900     4,356,900
Depreciation, depletion, and amortization                  6,783,600     5,207,100       262,300
Selling, general and administrative                        3,274,200     3,242,500     3,425,800
Exploration costs                                            552,400       202,000       307,800
Abandonments and impairments of mineral properties                --       305,900     2,425,800
Provision for site restoration                                    --     2,634,900     1,398,800
Impairment of producing assets                                19,700       215,900            --
                                                       -------------  ------------  ------------
                                                          36,929,500    33,198,200    12,177,400
                                                       -------------  ------------  ------------

     OTHER INCOME (EXPENSE)
Interest income                                              196,900       375,600     1,095,500
Interest expense                                          (1,504,100)   (1,442,900)     (846,200)
Gain on partial prepayment of gold loan                      919,700      -                   --
Gain (loss) on asset disposals                              (771,500)      343,000        (4,000)
Other                                                         (7,400)        9,900       (39,800)
                                                       -------------  ------------  ------------
                                                          (1,166,400)     (714,400)      205,500
                                                       -------------  ------------  ------------

Loss before extraordinary item and cumulative
   effect of changes in accounting principles             (2,849,300)   (5,022,300)   (7,114,900)
Extraordinary loss on debt prepayments                      (281,500)           --            --
Cumulative effect of changes in accounting
   principles                                             (8,928,100)           --            --
                                                       -------------  ------------  ------------

Net loss                                                ($12,058,900)  ($5,022,300)  ($7,114,900)
                                                       =============  ============  ============

Basic and diluted loss per share:
   Loss before extraordinary item and cumulative
      effect of changes in accounting principles              ($0.06)       ($0.13)       ($0.21)
   Extraordinary loss on debt prepayments                     ($0.01)           --            --
   Cumulative effect of changes in accounting
      principles                                              ($0.19)           --            --
                                                       -------------  ------------  ------------
   Net loss                                                   ($0.26)       ($0.13)       ($0.21)
                                                       =============  ============  ============

   Weighted average shares outstanding                    46,114,600    39,821,900    33,275,500
                                                       =============  ============  ============

Pro forma amounts assuming the discretionary change
   in accounting principle is applied retroactively
      Net loss                                                    --   ($6,553,300)  ($6,396,500)
      Basis and diluted per share amounts                         --        ($0.16)       ($0.19)

         The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY

For the years ended December 31, 1998, 1997, and 1996

                                                                            Capital
                                                Common Stock               in excess
                                           Shares           Amount        of par value        Deficit
                                        ------------     ------------     ------------     ------------
Balances, December 31, 1995               25,793,300     $    257,900     $ 46,072,500     ($26,259,900)


Issuance of stock and warrants             5,062,400           50,600       14,535,200               --
Exercise of stock options                    272,900            2,700          319,700               --
Conversion of debentures                     525,200            5,300        1,806,700               --
Redemption of debentures                   5,849,800           58,500       18,706,300               --
Net loss                                          --               --               --       (7,114,900)
                                        ------------     ------------     ------------     ------------

Balances, December 31, 1996               37,503,600          375,000       81,440,400      (33,374,800)

Issuance of stock and warrants             5,960,000           59,100       11,191,800               --
Exercise of stock options                    153,500            2,100          367,200               --
Net loss                                          --               --               --       (5,022,300)
                                        ------------     ------------     ------------     ------------

Balances, December 31, 1997               43,617,100          436,200       92,999,400      (38,397,100)

Issuance of stock                          2,520,000           25,200        2,294,100               --
Net loss                                          --               --               --      (12,058,900)
                                        ------------     ------------     ------------     ------------

Balances, December 31, 1998               46,137,100     $    461,400     $ 95,293,500     ($50,456,000)
                                        ============     ============     ============     ============


         The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                  1998             1997                1996
                                                                              ------------      ------------       ------------
Cash flows from operating activities:
  Net loss                                                                    ($12,058,900)     ($ 5,022,300)      ($ 7,114,900)
                                                                              ------------      ------------       ------------
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Extraordinary loss on debt prepayments                                        281,500                --                 --
     Cumulative effect of changes in accounting principles                       8,928,100                --                 --
     Depreciation, depletion, and amortization                                   6,783,600         5,207,100            262,300
     Amortization of financing costs                                               209,900           228,600            154,500
     Abandonments and impairments of mineral properties                                 --           305,900          2,425,800
     Provision for site restoration                                                     --         2,634,900          1,398,800
     Impairment of producing assets                                                 19,700           215,900                 --
     Provision for inventory obsolescence                                               --           266,500                 --
     (Gain) loss on disposal of assets                                             771,500          (343,000)             4,000
     Other                                                                          50,000              (500)            23,300
     Changes in assets and liabilities:
        Decrease (increase) in receivables                                        (317,700)         (171,900)            91,100
        Decrease (increase) in inventories                                          20,100        (2,224,800)        (3,620,600)
        Decrease (increase) in prepaid and other assets                         (1,256,400)       (1,597,300)            18,900
        Increase (decrease) in accounts payable and accrued liabilities           (779,200)        2,255,500         (1,150,100)
        Increase in deferred income                                              8,580,200                --                 --
        Increase (decrease) in other liabilities                                    45,000          (737,800)          (613,600)
        Increase in restricted cash                                                (60,100)         (309,100)                --
                                                                              ------------      ------------       ------------
     Total adjustments                                                          23,276,200         5,730,000         (1,005,600)
                                                                              ------------      ------------       ------------

     Net cash provided by (used in) operating activities                        11,217,300           707,700         (8,120,500)
                                                                              ------------      ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                                           (4,464,800)      (19,429,100)       (33,458,400)
  Proceeds on asset dispositions                                                 6,587,500           373,600             45,300
  Production proceeds during mine development and restricted cash                       --         3,894,100              4,400
  Other                                                                                 --             4,000             20,000
                                                                              ------------      ------------       ------------
   Net cash provided by (used in) investing activities                           2,122,700       (15,157,400)       (33,388,700)
                                                                              ------------      ------------       ------------

Cash flows from financing activities:
  Issuance of stock                                                              2,207,500        11,612,500         14,505,100
  Proceeds from loans and restricted cash, net                                   1,204,000         4,296,100         27,259,500
  Payments on debt                                                             (15,091,600)       (2,371,800)          (216,600)
  Proceeds from asset sales reserved for debt payments                          (2,400,000)               --                 --
  Payments on capital lease obligations                                           (220,400)         (157,200)           (63,900)
  Payments for debt issuance costs                                                      --                --           (187,700)
  Receipts from escrow account                                                         200                --          2,000,100
  Receipts from (payments to) collateralize letters of credit                     (165,000)               --            500,000
                                                                              ------------      ------------       ------------
   Net cash provided by (used in) financing activities                         (14,465,300        13,379,600         43,796,500
                                                                              ------------      ------------       ------------

Net increase (decrease) in cash and cash equivalents                            (1,125,300)       (1,070,100)         2,287,300
Cash and cash equivalents, beginning of year                                     3,111,000         4,181,100          1,893,800
                                                                              ------------      ------------       ------------
Cash and cash equivalents, end of year                                        $  1,985,700      $  3,111,000       $  4,181,100
                                                                              ============      ============       ============

         The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Supplemental disclosures of cash flow information:

1.   The Company paid $1,366,800, $1,644,400, and $2,247,200 of interest during
     1998, 1997, and 1996, respectively. Of the total payments, capitalized interest during 1998, 1997, and 1996 was $0, $543,600, and $1,449,600,
     respectively.

2.   The Company paid no income taxes during 1998, 1997, and 1996.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $1,326,300, $97,600, and $379,000 were incurred for equipment in 1998, 1997, and 1996, respectively.

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

6. Certain stock options were exercised and paid for by tendering shares otherwise issuable in lieu of cash payment. Fair market value of the shares tendered was $0, $39,900, and $101,200 during 1998, 1997, and 1996, respectively.

       The accompanying notes are an integral part of these consolidated financial statements.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND LIQUIDITY:

         Canyon Resources Corporation (the Company) is a United States based corporation involved in all phases of the mining business from exploration, permitting, developing, operating and final closure of mining projects. The Company has gold production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals) in the western United States and throughout Latin America and Africa. The principal market for the Company's precious metals products are European-based bullion trading concerns. Until December 31, 1998, the Company also had industrial mineral production operations (diatomite and pumice) in the Western United States (see Note 17).

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Moreover, the Company was not in technical compliance with an operating cost covenant (as defined) at the Briggs Mine as of December 31, 1998 and has been unable to achieve resolution of the matter with the lenders to date. As a result, the covenant breach constitutes an event of default and the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. The Company is in continuing discussions with the lenders on this matter, however, there can be no assurances that a satisfactory resolution can be achieved nor that the lenders will not exercise any remedies available to them during the intervening period. Accordingly, the Company has reclassified all of the debt as current on its Balance Sheet at December 31, 1998, which resulted in the breach of other covenants related to certain financial ratios and reporting requirements. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Surety who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures, is currently attempting to sell its African properties, and has retained investment banking counsel to assist in the evaluation of potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: The consolidated financial statements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon De Panama, S.A.; CR Brazil Corporation; and its 90% owned subsidiaries:
Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. The Company

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

applied equity accounting principles for its 40% ownership in Minera Hispaniola, S.A., a foreign corporation which was sold in 1998, and proportionately consolidates its interests in undivided interest joint ventures.

INTERCOMPANY BALANCES: All intercompany balances and transactions have been eliminated.

PRIOR PERIOD RECLASSIFICATIONS: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include amounts which are readily convertible into cash and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 1998 and 1997, a significant portion of its cash in two financial institutions.

RESTRICTED CASH: Cash held as collateral for letters of credit is classified based on the expected expiration of such facilities. Cash held in trust and/or restricted to specific uses is classified based on the expected timing of such disbursements. See Note 5. The Company maintained its restricted cash at December 31, 1998 and 1997 in two financial institutions.

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

MINING CLAIMS AND LEASES: During 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves (See Note 4). Gains or losses resulting from the sale or abandonment of properties are included in operations. Proceeds from sales of properties and earn-in arrangements in which the Company has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

PRODUCING PROPERTIES AND EQUIPMENT: Acquisition and development costs associated with properties brought into production are charged to operations using the units-of-production method based on estimated recoverable reserves. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable recoverable reserves of the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

IMPAIRMENTS: The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With respect to properties with proven reserves, an impairment loss is recognized when the estimated future cash flows (undiscounted

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Properties with unproven reserves are assessed for impairment when changes in market conditions or other events occur and are measured based on fair value.

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

REVENUE RECOGNITION: Revenue from the sale of gold and industrial minerals is recognized when title passes to the buyer. Deferred income represents payments received for the future delivery of mineral products to be mined. Upon delivery, revenue is included in the Company's Statement of Operations.

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

EARNINGS PER SHARE: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in 1997 and all prior periods have been restated. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the US standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supersedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. As the Company reported net losses in 1998, 1997, and 1996, inclusion of potential common shares would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for the periods presented. At December 31, 1998, 1997, and 1996, respectively, there were potential common shares outstanding of 4,889,000, 5,106,500 and 4,582,200, respectively.

COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in the accompanying financial statements.

4.       CHANGES IN ACCOUNTING PRINCIPLES:

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting method in accordance with the predominant practice in the US mining industry and will better reflect operating income and cash flow. The $5,625,400 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to increase the loss before extraordinary item and cumulative effect of changes in accounting principles by $408,600, or $0.01 per share.

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $751,200, or $0.02 per share.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.       RESTRICTED CASH:

         Restricted cash consisted of the following at December 31:

                                                                        1998              1997
                                                                     ----------        ----------
Collateral for Letter of Credit (a)                                  $2,118,000        $1,953,000(1)
Proceeds from asset sales reserved for debt payments (b)              2,400,000              --
Unexpended proceeds from loan drawing (c)                                  --              54,000
Unexpended proceeds from gold sales (d)                                 369,200           309,100
Contingency account (e)                                                    --                 200
                                                                     ----------        ----------
Current portion                                                      $4,887,200        $2,316,300
Noncurrent portion                                                    4,887,200         2,316,300
                                                                     ----------        ----------
                                                                     $     --          $     --
                                                                     ==========        ==========

(a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall Mine, Briggs Mine, and McDonald Gold Project, a bank Letter of Credit has been provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash. (See Note 13). The Letter of Credit will expire no earlier than December 31, 1999. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

    (1) Kendall and Briggs Mines only

(b) In connection with the sale of the Company's industrial minerals assets on December 31, 1998, 40% of the proceeds are required to be utilized for debt reduction on the Briggs Mine loan facility.

(c) As described in Note 9(a), the loan proceeds are restricted solely for the development of the Briggs Mine.

(d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

(e) As a condition precedent to securing the Briggs Mine loan facility (see
Note 9(a)), the Company transferred $2.0 million to an escrow account to be held in reserve against construction cost overruns. Substantially all of these funds were utilized in 1996 due to higher than anticipated construction costs and working capital needs.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.       INVENTORIES:

         Inventories consisted of the following at December 31:

                                                    1998              1997
                                                 ----------        ----------
 Gold-in-process(a)                              $4,962,200        $4,997,900
 Industrial Minerals -
 in process(a)                                         --             413,200
 Materials and supplies                             410,000           640,700
                                                 ----------        ----------
                                                 $5,372,200        $6,051,800
                                                 ==========        ==========

         (a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.



7.       MINING CLAIMS AND LEASES:

         The carrying value of the Company's mining claims and leases consists of the following components at December 31:

                                                    1998              1997
                                                 ----------        ----------
 Mining Property:
   McDonald                                      $18,769,400       $16,646,600
   Seven-Up Pete                                   5,175,000             --
   Exploration Properties                            563,700         9,817,200
                                                 -----------       -----------
                                                 $24,508,100       $26,463,800
                                                 ===========       ===========

Feasibility studies on the McDonald and Seven-Up Pete properties located in Montana indicate sufficient mineable reserves that, with subsequent development, would allow the Company to ultimately recover its carrying values at December 31, 1998. (See Note 13.)

8.       ASSET IMPAIRMENT:

         In 1997, certain crushing components at the Briggs Mine were replaced. The Company adjusted its carrying value of the items removed from service to estimated fair market value during the fourth quarter of 1997, resulting in an impairment of $215,900.

         In 1996, the Company wrote down its carrying value for certain exploration properties by $2.3 million based upon a fourth quarter analysis of available drilling results and other work performed by joint venture partners and itself.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.      NOTES PAYABLE:

        Notes payable consisted of the following at:

                                                 December 31,      December 31,
                                                    1998               1997
                                                 -----------       -----------
 Briggs Facility(a)
   o  Gold Loan                                  $18,058,400       $23,125,000
   o  Cash Loans                                        --           8,700,000
   o  Credit Line                                    650,000              --
 Norwest Revolver(b)                                    --             350,000
 Western Mobile Note(c)                                 --             434,300
                                                 -----------       -----------
                                                 $18,708,400       $32,609,300
 Current portion(1)                               18,708,400         4,554,300
                                                 -----------       -----------
 Notes Payable - Long Term                       $      --         $28,055,000
                                                 ===========       ===========

              (1) CR Briggs Corporation was not in technical compliance with an operating cost covenant (as defined) as of December 31, 1998 and has been unable to achieve resolution of the matter with the lenders to date. As a result, the covenant breach constitutes an event of default and the lenders may, by notice to CR Briggs Corporation, terminate the commitment and declare all amounts immediately due and payable. Accordingly, the Company has reclassified all of the debt as current on its Balance Sheet at December 31, 1998. CR Briggs Corporation and the Company are also subject to cross-default provisions without the giving of notice in respect of other indebtedness and agreements which would cause such indebtedness to become due prior to its maturity.

(a) On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and includes three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

         In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans then outstanding of $8.6 million. As a result of the prepayment, unamortized deferred financing costs

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9. NOTES PAYABLE, (CONTINUED):

         of $281,500 allocated to the cash loans were expensed in the second quarter of 1998. This amount is shown as an extraordinary item on the Statement of Operations for the year ended December 31, 1998.

         In August, 1998, the loan facility was further amended as follows: (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan (the Company subsequently sold the assets of CR Minerals and has reserved $2.4 million of the proceeds for further debt payments); (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the gold loan; and
         (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces. As a result of the partial prepayment of the gold loan, the Company recognized a gain of $919,700 (8,869 ounces of principal repaid by open market purchase at $284.35 per ounce; corresponding reduction in debt at $388.05 per ounce). This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998.

         The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:

                                                   1998             1997              1996
                                                ----------       ----------        ----------
Principal payments
          Gold loan
             o   Ounces                             13,057            4,832                --
             o   Monetized amount               $5,066,700       $1,875,000                --
          Cash loans                            $8,700,000       $  300,000                --

Interest payments
          Gold loan
             o   Ounces                              2,481            2,437             2,661
             o   Market value                   $  730,700       $  787,800        $1,023,300
          Cash loans                            $  390,900       $  767,000        $  364,200

Weighted average interest rates
          Gold loan                                    3.5%             3.4%              4.1%
          Cash loans                                  10.3%            10.2%              9.9%
                                                ==========       ==========        ==========

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       NOTES PAYABLE, (CONTINUED):

         The Company's debt at December 31, 1998, consists of a gold loan in the amount of $18,058,400 (46,536 ounces monetized at $388.05 per ounce) and a dollar based credit line with $650,000 outstanding. The Company has reserved $2,400,000 from the sale of its industrial minerals assets to i) pay off the credit line amount of $650,000 and ii) pay-down $1,750,000 of the gold loan in 1999. In January 1999, the credit line amount of $650,000 was paid off. In February 1999, $1.0 million was used to purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. In April 1999, the remaining $750,000 was used to purchase 2,666 ounces of gold at a market price of $281.30 per ounce which was applied to the gold loan.

         Absent the lenders calling the loan, repayment terms generally require quarterly installments which include scheduled principal reductions and a varying cash sweep amount equal to 30% of free cash flow (as defined) after primary debt service. After funding certain reserve accounts (as defined), if necessary, remaining cash flow is available to the Company, subject to further restrictive conditions. These restrictions include assertions of no potential or actual defaults at the time of transfer and to the frequency of such transfers.

         As a condition of the loan, a portion of the Briggs Mine's future production is hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1998, approximately 46% of the Briggs Mine production from current reserves was hedged as follows:

                                                              AVERAGE
                                               OUNCES         PRICE/OZ.
                                               -------        --------
        Forward Contracts (1)                  183,800        $    307
        Gold Loan                               46,536        $    388
                                               -------
                                               230,336        $    323
                                               =======        ========


              (1) Short dated contracts of 30 days or less to take advantage of higher near-term forward rates. Contracts not settled by delivery of gold ounces will be rolled out at one-month intervals, increasing the realized price by approximately $1.00 per month at current annualized rates of approximately 4%.


(b) In October, 1997, the Company's wholly-owned subsidiary, CR Minerals Corporation (CR Minerals), obtained a one-year revolving credit line (Revolver) with Norwest Bank Colorado, N.A. in an amount not to exceed the lesser of a borrowing base or $600,000. The borrowing base is calculated on 70% of CR Minerals' domestic accounts receivables not more than 90 days in age from date of invoice. The average interest rate in 1998 was 9.0% and interest payments of $26,300 were made. In 1997, the average interest rate was 9% and interest payments of $1,500 were made. The Revolver was fully paid down and closed during the fourth quarter of 1998.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       NOTES PAYABLE, (CONTINUED):

(c) On December 31, 1997, CR Minerals purchased the pumice mine which supplied the raw ore for its New Mexico processing facility from Western Mobile Santa Fe, Inc. Total purchase price was $950,000, of which $475,000 was paid at closing with the balance of $475,000 paid on December 29, 1998. As the promissory note issued for the remaining consideration did not contain a stated interest rate, an imputed rate of 9% was used to establish the note's present value, resulting in a discount of $40,700.
         This amount was amortized to interest expense during 1998.

10.      SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for 1998, 1997, and 1996, respectively, was $1,096,100, $1,752,000 and $1,105,800, respectively. Costs to date total $5.4 million and the Company's estimate of total costs to achieve mine closure is $8.2 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). The DEQ requires the Company to maintain a $1,869,000 Reclamation Bond to ensure appropriate reclamation. The DEQ is currently reviewing the adequacy of the bond amount and the Company anticipates that the DEQ will require a bond increase, but cannot presently predict the amount of any such increase. Additionally, although the DEQ has approved the Company's plans related to recontouring, revegetation, drainage and dewatering, discussions of long-term water handling and heap closure methods continue. The Company's estimate to achieve final mine closure may be impacted by the outcome of these pending matters.

         The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Both bonds are subject to annual review and adjustment.

11.      LEASE COMMITMENTS:

         The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine. At December 31, 1998, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

       1999           2000           2001          2002          2003       Thereafter     Total
    ----------     ----------     ----------    ----------    ----------    ----------   ----------
    $1,913,300     $1,910,700     $  212,200          --            --            --     $4,036,200

         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.      LEASE COMMITMENTS, (CONTINUED):

royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $162,100 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $91,400 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $17,900 annually.

         Lease costs included in cost of goods sold for the years ended December 31, 1998, 1997 and 1996 were $2,307,100; $2,072,300; and $19,500, respectively. The aforementioned amounts do not include lease costs capitalized during the development stage of the Briggs Mine during part of 1997 and all of 1996. Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 1998, 1997 and 1996, was $120,300; $120,300; and $100,900, respectively.

         Property and equipment includes equipment with a cost and accumulated amortization of $1,956,900 and $487,100, respectively, at December 31, 1998 and $647,400 and $236,200, respectively, at December 31, 1997, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

          1999                                              $     497,400
          2000                                                    338,000
          2001                                                    312,600
          2002                                                    272,000
          2003                                                    379,600
                                                            -------------
          Total                                                 1,799,600
          Less amounts representing interest                      329,600
                                                            -------------
          Present value of minimum lease payments               1,470,000
          Less current obligations                                378,300
                                                            -------------
          Long-term obligations under capital lease         $   1,091,700
                                                            =============

12.      CONTINGENT LIABILITY:

         On September 25, 1997, the Company, together with its wholly owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (Venture) from CR Montana's partner in the Venture, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly owned subsidiary now own 100% of the Venture. The Venture includes the McDonald Gold Project near Lincoln, Montana.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.      CONTINGENT LIABILITY, (CONTINUED):

         The Company made an initial payment of $5 million as part of a total purchase price which will be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $30 per mineable reserve ounce attributable to the Phelps Dodge ownership is to be paid after all permits for mine development are obtained. Due to the contingent nature of the transaction, the Company has recorded only the initial payment of $5 million as additions to mining claims and leases during 1997.

13.      OTHER CONTINGENT MATTERS:

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. The Company has challenged the DNRC's action in Montana District Court and believes it will prevail in this matter.

         In September, 1998, the Montana Department of Environmental Quality
(DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ initially proposed a civil penalty in the amount of $330,000, which was subsequently modified to $302,000, in connection with the complaint. The Company is currently preparing a response to the complaint and believes the penalty as currently assessed is without substantial merit.

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has filed lawsuits against I-137, based on (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned.

         In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Surety who issued certain bonds for reclamation obligations at the Briggs Mine, KendallMine and McDonald Gold Project. The Company is not presently able to honor the demand due to its financial position and is unsure what remedies, if any, the Surety may seek for resolution on the matter.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

         The Company sold its gold and silver production predominantly to two customers during 1998 and 1997 and to one customer during 1996. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

         The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 9(a) in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

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

15.      CONTINGENT SALES OF EXPLORATION PROPERTIES:

         The Company executed an agreement during the second quarter of 1997 to sell the Mountain View property in Nevada for $3.0 million, payable over a twenty-four month period and, until the purchase price is paid in full, an aggregate work commitment of $1,250,000. At any time, the buyer, upon proper notice, could terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain was recognized only upon receipt of cash in excess of basis. During the third quarter of 1998, the buyer relinquished its interest in the property. The Company subsequently returned the property to the underlying lessors. No gain or loss occurred as a result of the property relinquishment. In 1997, the Company recorded a gain of $229,100 in connection with payments received in the initial year of the agreement.

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain of $70,100 during 1998 and $42,400 during 1997.

16.      DEFERRED INCOME:

         In May, 1998, the Company liquidated its gold hedge position for all forward contracts with settlement dates beyond June 30, 1998, resulting in proceeds of $11.1 million. For the year ended December 31, 1998, $2.5 million of the gain has been recognized in operations based on the original terms of the forward contracts. During 1999, $4.1 million of the gain will be recognized with the balance of $4.5 million recognized in 2000.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.      SALE OF INDUSTRIAL MINERALS ASSETS:

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group for a purchase price of $6,475,000 less certain working capital adjustments. The purchase price included consideration of $475,000, which was used to pay the Western Mobile promissory note. (See
Note 9(c). As a result of the sale, the Company recorded a loss on asset disposals of $849,100.

18.      INCOME TAXES:

         The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Accounting Standards No.
109. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. The Company has significant deferred tax assets in the form of operating loss carryforwards; however, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. During 1998, 1997, and 1996, the change in the valuation allowance was $4,231,400, $1,211,500, and $3,263,100, respectively, and was due primarily to increased operating loss carryforwards and changes in temporary differences.

         Deferred tax assets and liabilities were comprised of the following at December 31, 1998, and December 31, 1997:

                                                               December 31, 1998        December 31, 1997
                                                               -----------------        -----------------
DEFERRED TAX ASSETS
  Reserve for mine reclamation                                   $ 1,540,900                $ 1,762,500
  Inventories                                                      1,680,400                  2,291,900
  Net Operating Loss Carryforwards                                20,759,700                 18,449,400
  Other                                                            1,414,800                    374,300
                                                                 -----------                -----------
       Total Gross Deferred Tax Assets                            25,395,800                 22,878,100
  Valuation Allowance                                            (21,266,600)               (17,035,200)
                                                                 -----------                -----------
  Net Deferred Tax Assets                                        $ 4,129,200                $ 5,842,900
                                                                 -----------                -----------
DEFERRED TAX LIABILITIES
  Net PP&E (writedowns, depreciation/depletion
  and exploration/development expenditures)                      $(3,019,500)               $(5,256,300)
  Deferred Stripping                                              (1,109,700)                  (536,700)
  Other                                                                 --                      (49,900)
                                                                 -----------                -----------
NET DEFERRED INCOME TAX ASSET (LIABILITY)                        $(4,129,200)               $(5,842,900)
                                                                 -----------                -----------
                                                                 $      --                  $      --
                                                                 ===========                ===========

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.      INCOME TAXES, (CONTINUED):

         There was no current or deferred provision for income taxes for the years ended December 31, 1998, 1997, and 1996. The current provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                                               1998             1997           1996
                                            -----------     -----------     -----------
Tax at Statutory Rate of 34%                $(4,100,000)    $(1,707,600)    $(2,419,100)
Net Operating Loss Without Tax Benefit        4,100,000       1,707,600       2,419,100
                                            -----------     -----------     -----------
                                            $      --       $      --       $      --
                                            ===========     ===========     ===========

         At December 31, 1998, the Company had net operating loss carryforwards for regular tax purposes of approximately $56,703,200 and approximately $41,973,800 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 1999 through 2017.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 1998, $913,300 remains subject to Section 382 limitations.

19.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments at December 31, 1998, and December 31, 1997, are as follows:

     AT DECEMBER 31                   1998                         1997
-------------------------   ------------------------     ------------------------
                             Carrying        Fair         Carrying       Fair
                              Amount         Value         Amount        Value
                            ----------    ----------     ----------    ----------
Cash and Cash Equivalents   $1,985,700    $1,985,700     $3,111,000    $3,111,100
Restricted Cash             $4,887,200    $4,887,200     $2,316,300    $2,316,300
Long-term Investments       $     --      $     --       $  309,700    $  429,000
Long-term Debt (1)          $     --      $     --       $8,180,000    $8,180,000
                            ==========    ==========     ==========    ==========

       (1) Long-term debt excludes the carrying and fair value amounts for the Company's gold loan (see Note 9(a)) because the commodity based loan does not meet the criteria established for inclusion as a financial instrument.

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.    FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONTINUED):

RESTRICTED CASH: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

LONG-TERM INVESTMENTS: Fair value estimate based on expected discounted cash flows at a discount rate commensurate with the risk and contingent nature of future payments.

LONG-TERM DEBT: Fair value estimate based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

20.    STOCK OPTIONS:

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

         Incentive stock option activity during 1998, 1997, and 1996 was as follows:

                                    1998                            1997                           1996
                          ---------------------------     ----------------------------     ---------------------------
                                          Weighted                        Weighted                         Weighted
                            Amount      Average Price       Amount       Average Price       Amount      Average Price
                          ---------     -------------     ---------      -------------     ---------     -------------
Outstanding,
beginning of year         2,191,200         $ 2.25        2,005,000         $ 2.50         1,965,200         $ 2.36

Granted                     486,000         $ 0.25          511,000         $ 1.33           348,500         $ 2.57

Exercised                      --              --          (113,400)        $ 1.66          (186,400)        $ 1.33

Forfeited                  (307,700)        $ 2.47         (211,400)        $ 2.66          (122,600)        $ 2.27

Expired                    (226,500)        $ 3.69             --              --               --              --
                          ---------                        ---------                       ---------
Outstanding,
end of year               2,143,700         $ 1.62         2,191,200        $ 2.25         2,005,000         $ 2.50
                          =========                        =========                       =========
Exercisable,
end of year               1,184,200         $ 2.29         1,333,200        $ 2.51         1,104,000         $ 2.62
                          =========         ======         =========        ======         =========         ======

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.    STOCK OPTIONS, (CONTINUED):

       A summary of the outstanding incentive stock options as of December 31, 1998, follows:

                  Range of            Amount      Weighted Average Remaining      Weighted Average
              Exercise Prices       Outstanding        Contractual Life            Exercise Price
              ---------------       -----------        ----------------            --------------
              Less than $ 1.00        486,000              4.9 years                   $ 0.25

               $ 1.00 - $ 1.99        724,200              3.0 years                   $ 1.37

               $ 2.00 - $ 2.99        649,500              2.3 years                   $ 2.31

               $  3.00 or more        284,000              2.6 years                   $ 3.00


       At December 31, 1998 there were 1,421,486 shares reserved for future issuance under the Plan.

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

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.    STOCK OPTIONS, (CONTINUED):

       Non-qualified stock option activity during 1998, 1997, and 1996 was as follows:

                                    1998                            1997                           1996
                          ---------------------------     ----------------------------     ---------------------------
                                          Weighted                        Weighted                         Weighted
                            Amount      Average Price       Amount       Average Price       Amount      Average Price
                          ---------     -------------     ---------      -------------     ---------     -------------
   Outstanding,
   beginning of year        320,000        $ 2.88          260,000          $ 2.54          335,000          $ 2.21

   Granted                   40,000        $ 0.81          140,000          $ 3.00           60,000          $ 3.31

   Exercised                   --             --           (40,000)         $ 2.39         (120,000)         $ 1.41

   Forfeitures             (150,000)       $ 2.67          (40,000)         $ 2.72          (15,000)         $ 3.69

   Expirations              (60,000)       $ 3.19             --               --              --               --
                           --------                        -------                         --------
   Outstanding,
   end of year              150,000        $ 2.42          320,000          $ 2.88          260,000          $ 2.72
                           ========                        =======                         ========
   Exercisable,
   end of year              120,000        $ 2.83          180,000          $ 2.80          200,000          $ 2.54
                           ========        ======          =======          ======         ========          ======

       A summary of the outstanding non-qualified stock options as of December 31, 1998, follows:

                  Range of            Amount      Weighted Average Remaining      Weighted Average
              Exercise Prices       Outstanding        Contractual Life            Exercise Price
              ---------------       -----------        ----------------            --------------
              Less than $ 1.00         30,000              4.4 years                   $ 0.81

               $ 1.00 - $ 1.99           --                   --                          --

               $ 2.00 - $ 2.99         30,000              1.1 years                   $ 2.10

               $  3.00 or more         90,000              3.2 years                   $ 3.07

       At December 31, 1998, there were 298,357 shares reserved for future issuance under the Non-Qualified Plan.

       The Company measures compensation cost as prescribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. No compensation cost has been recognized in the financial statements as the exercise price of all option grants is at least equal to 100% of the market price of the Company's common stock at the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting For Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a "fair

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.    STOCK OPTIONS, (CONTINUED):

value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net loss and per share amounts would have been recorded:

                                         1998            1997            1996
                                      -----------     -----------     -----------
Net loss
    o   As reported                   $12,058,900     $ 5,022,300     $ 7,114,900
    o   Pro Forma                     $12,339,800     $ 5,506,300     $ 7,401,800

Basic and diluted loss per share
    o   As reported                   $      0.26     $      0.13     $      0.21
    o   Pro Forma                     $      0.27     $      0.14     $      0.22

         The weighted average fair value for options granted in 1998, 1997 and 1996 was $0.14 per share, $0.72 per share, and $1.02 per share, respectively. The pro forma amounts were determined using the Black Scholes model with the following assumptions:

                                                       1998          1997          1996
                                                       ----          ----          ----
Expected volatility
    o  Incentive Stock Options                         91.0%        75.2%         73.7%
    o  Non-Qualified Stock Options                     79.3%        80.3%         73.7%

Expected option term
    o   Incentive Stock Options                       3 years      3 years       3 years
    o   Non-Qualified Stock Options                   5 years      5 years       5 years

Weighted average risk-free interest rate
    o   Incentive Stock Options                         4.5%         5.8%          5.8%
    o   Non-Qualified Stock Options                     5.6%         6.5%          6.6%

Forfeiture rate
    o   Incentive Stock Options                         15%          15%           15%
    o   Non-Qualified Stock Options                      -            -             -

21.      WARRANTS:

         As a result of an equity offering in June 1997, warrants to purchase 278,182 shares of $0.01 par value common stock were issued at a price of $4.05 per share. The warrants will expire on June 5, 2000.

                 CANYON RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


21.      WARRANTS, (CONTINUED):

         As a result of a private placement in March 1996, warrants to purchase 2,017,167 shares of $0.01 par value common stock were sold. For each share of the Company's common stock purchased, the purchaser received one-half warrant. Each whole warrant entitled the holder to purchase one share of common stock at an exercise price equal to $3.75 per share. A warrant to purchase 300,000 shares of common stock was issued to the Company's underwriter and financial advisor in connection with the private placement at the same terms and conditions. A warrant to purchase 15,000 shares of common stock was exercised in March 1999 and the remaining warrants to purchase 2,302,167 shares of common stock expired on March 25, 1999.

22.      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

         The provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not presently have separate operating segments which would require the disclosures prescribed by SFAS 131.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company has not determined the effects, if any, that adopting SFAS 133 will have on its financial condition, liquidity or results of operations.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)      Financial Statements (included in Part II of this Report):

                  Report of Independent Accountants

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements

(b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

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

3.2         Bylaws of the Company, as amended (8)

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

10.2.1*     Amendment No. 1 to Loan and Guarantee Agreements dated April 8,
            1998, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas as Agent

10.2.2*     Amendment No. 2 to Loan and Guarantee Agreements dated August 19,
            1998, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas as Agent

10.3        Master Tax Lease dated December 27, 1995, between CR Briggs
            Corporation and Caterpillar Financial Services Corporation  (5)

10.4        Purchase Agreement dated September 25, 1997, between Phelps Dodge
            Corporation, acting through its division, Phelps Dodge Mining
            Company, and CR Montana Corporation and Canyon Resources Corporation
            (7)

21.1*       Subsidiaries of the Registrant

23.1*       Consent of PricewaterhouseCoopers LLP

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

(8) Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   CANYON RESOURCES CORPORATION


Date:    March 31, 1999            /s/ Richard H. De Voto
                                   --------------------------------------------
                                   Richard H. De Voto
                                   Principal Executive Officer


Date:    March 31, 1999            /s/ Gary C. Huber
                                   --------------------------------------------
                                   Gary C. Huber
                                   Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:    March 31, 1999            /s/ Richard H. De Voto
                                   --------------------------------------------
                                   Richard H. De Voto, Director


Date:    March 31, 1999            /s/ Gary C. Huber
                                   --------------------------------------------
                                   Gary C. Huber, Director


Date:    March 31, 1999            /s/ James E. Askew
                                   --------------------------------------------
                                   James E. Askew, Director


Date:    March 31, 1999            /s/ Leland O. Erdahl
                                   --------------------------------------------
                                   Leland O. Erdahl, Director

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
3.1         Certificate of Incorporation of the Company, as amended  (2)

3.1.1 Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (3)

3.2         Bylaws of the Company, as amended (8)

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

10.2.1*     Amendment No. 1 to Loan and Guarantee Agreements dated April 8,
            1998, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas as Agent

10.2.2*     Amendment No. 2 to Loan and Guarantee Agreements dated August 19,
            1998, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas as Agent

10.3        Master Tax Lease dated December 27, 1995, between CR Briggs
            Corporation and Caterpillar Financial Services Corporation  (5)

10.4        Purchase Agreement dated September 25, 1997, between Phelps Dodge
            Corporation, acting through its division, Phelps Dodge Mining
            Company, and CR Montana Corporation and Canyon Resources Corporation
            (7)

21.1*       Subsidiaries of the Registrant

23.1*       Consent of PricewaterhouseCoopers LLP

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

(8) Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.