Form 10-Q
period 1999-03-31
CANYON RESOURCES CORP
filed 1999-05-14
CIK 739460

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


                        -------------------------------

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                       For the period ended March 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________


                        -------------------------------

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,152,074 shares of the Company's Common Stock were outstanding as of May 1, 1999.



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

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1998.


      Consolidated Balance Sheets...................................................... Page 3

      Consolidated Statements of Operations ........................................... Page 4

      Consolidated Statements of Cash Flows............................................ Page 5-6

      Notes to Interim Consolidated Financial Statements............................... Page 7-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .................................. Page 15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK........................................................... Page 18

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                                   March 31,      December 31,
                                                                     1999             1998
                                                                 ------------      ------------
ASSETS

Cash and cash equivalents                                        $    953,600      $  1,985,700
Restricted cash                                                     3,087,800         4,887,200
Accounts receivable                                                    94,200           173,800
Inventories                                                         5,620,900         5,372,200
Prepaid and other assets                                              929,800         1,165,000
                                                                 ------------      ------------
   Total current assets                                            10,686,300        13,583,900
                                                                 ------------      ------------

Property and equipment, at cost
   Mining claims and leases                                        24,528,400        24,508,100
   Producing properties                                            51,233,400        51,124,700
   Other                                                              994,200           994,200
                                                                 ------------      ------------
                                                                   76,756,000        76,627,000
   Accumulated depreciation and depletion                         (13,268,900)      (11,639,500)
                                                                 ------------      ------------
     Net property and equipment                                    63,487,100        64,987,500
                                                                 ------------      ------------

Other Assets                                                        3,616,200         3,300,300
                                                                 ------------      ------------

     Total Assets                                                $ 77,789,600      $ 81,871,700
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  2,606,600      $  3,134,300
Notes payable - current                                            16,745,000        18,708,400
Accrued taxes, other than payroll and income                           69,000            60,800
Accrued reclamation costs                                             964,000           964,000
Deferred income                                                     3,984,600         4,090,700
Other current liabilities                                             941,600           961,700
                                                                 ------------      ------------
   Total current liabilities                                       25,310,800        27,919,900

Notes payable - noncurrent                                             33,300                --
Accrued reclamation costs                                           2,629,900         2,704,900
Deferred income                                                     3,399,700         4,489,500
Other noncurrent liabilities                                        1,441,700         1,458,500
                                                                 ------------      ------------
     Total Liabilities                                             32,815,400        36,572,800
                                                                 ------------      ------------

Commitments and contingencies (Notes 9 and 10)

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,152,100 at March 31, 1999, and
   46,137,100 at December 31, 1998                                    461,500           461,400
Capital in excess of par value                                     95,349,600        95,293,500
Deficit                                                           (50,836,900)      (50,456,000)
                                                                 ------------      ------------
     Total Stockholders' Equity                                    44,974,200        45,298,900
                                                                 ------------      ------------

     Total Liabilities and Stockholders' Equity                  $ 77,789,600      $ 81,871,700
                                                                 ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                           Three months ended March 31,
                                                                            1999               1998
                                                                         ------------      ------------

     REVENUE
Sales                                                                    $  7,335,700      $  7,391,600
                                                                         ------------      ------------

     EXPENSES
Cost of sales                                                               5,880,600         4,885,600
Depreciation, depletion, and amortization                                   1,617,500         1,267,200
Selling, general and administrative                                           352,400           753,400
Exploration costs                                                              32,900           218,100
                                                                         ------------      ------------
                                                                            7,883,400         7,124,300
                                                                         ------------      ------------

     OTHER INCOME (EXPENSE)
Interest income                                                                45,300            53,800
Interest expense                                                             (194,500)         (533,700)
Gain on partial prepayment of gold loan                                       339,300                --
Gain (loss) on asset disposals                                                (26,800)           59,800
Other                                                                           3,500           (17,600)
                                                                         ------------      ------------
                                                                              166,800          (437,700)
                                                                         ------------      ------------


Loss before cumulative effect of changes in accounting principles            (380,900)         (170,400)

Cumulative effect of changes in accounting principles                              --        (8,928,100)
                                                                         ------------      ------------

Net loss                                                                 $   (380,900)     $ (9,098,500)
                                                                         ============      ============

Basic and diluted loss per share:
   Loss before cumulative effect of changes in accounting principles     $      (0.01)     $      (0.01)
   Cumulative effect of changes in accounting principles                           --             (0.19)
                                                                         ------------      ------------
   Net loss                                                              $      (0.01)     $      (0.20)
                                                                         ============      ============

Weighted average shares outstanding                                        46,142,100        46,107,100
                                                                         ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Three months ended March 31,
                                                                            1999             1998
                                                                        -----------      -----------

Cash flows from operating activities:
  Net loss                                                              $  (380,900)     $(9,098,500)
                                                                        -----------      -----------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of changes in accounting principles                        --        8,928,100
    Depreciation, depletion and amortization                              1,617,500        1,267,200
    Amortization of financing costs                                          44,500           74,300
    (Gain) loss on asset dispositions                                        26,800          (59,800)
    Other                                                                        --           13,700
  Changes in assets and liabilities,
    (Increase) decrease in receivables                                       79,600         (303,000)
    (Increase) in inventories                                              (248,700)        (804,800)
    (Increase) in prepaid and other assets                                 (227,200)        (312,600)
    (Decrease) increase in accounts payable and accrued liabilities        (359,600)         407,800
    (Decrease) increase in other liabilities                             (1,270,900)          83,500
    (Increase) decrease in restricted cash                                  149,400         (492,500)
                                                                        -----------      -----------

    Total adjustments                                                      (188,600)       8,801,900
                                                                        -----------      -----------

    Net cash used in operating activities                                  (569,500)        (296,600)
                                                                        -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment                                      (124,800)      (1,998,800)
  Proceeds from asset sales                                                  22,200           69,800
                                                                        -----------      -----------

    Net cash used in investing activities                                  (102,600)      (1,929,000)
                                                                        -----------      -----------

Cash flows from financing activities:
  Issuance of stock, net                                                     56,200        2,228,600
  Restricted cash utilized for debt payments                              1,650,000               --
  Payments on debt                                                       (1,989,300)      (1,292,500)
  Payments on capital lease obligations                                     (76,900)         (37,400)
                                                                        -----------      -----------

    Net cash provided by (used in) financing activities                    (360,000)         898,700
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                (1,032,100)      (1,326,900)
Cash and cash equivalents, beginning of year                              1,985,700        3,111,000
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $   953,600      $ 1,784,100
                                                                        ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $150,400 of interest during the first three months of 1999 and $432,700 during the corresponding period of 1998.

2. The Company paid no income taxes during the first three months of 1999 and the corresponding period of 1998.

Supplemental schedule of noncash investing and financing activities:

1. The Company financed an equipment lease buy-out in the amount of $59,200 in 1999.

2. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets in 1999.


        The accompanying notes are an integral part of these consolidated financial statements.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

     During interim periods, Canyon Resources (the Company) follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Moreover, since December 31, 1998, the Company has not been in compliance with certain covenants relating to the Briggs Mine loan facility and has been unable to achieve resolution of these matters with the lenders to date. As a result, the covenant violations constitute events of default and the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. The Company is in continuing discussions with the lenders on these matters; however, there can be no assurances that a satisfactory resolution can be achieved nor that the lenders will not exercise any remedies available to them during the intervening period. Accordingly, the Company has reclassified all of the debt as current on its Balance Sheet since December 31, 1998. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures, is currently attempting to sell its African properties, and has retained investment banking counsel to assist in the evaluation of potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. There are many complexities to this new standard and the Company is currently evaluating the impact that SFAS 133 will have on

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

1.       BASIS OF PRESENTATION: (CONTINUED)

         its reported operating results and financial position and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2000.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods.

         Certain prior period items have been reclassified to conform with the current period presentation.

2.       PRIOR YEAR CHANGES IN ACCOUNTING PRINCIPLES:

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brought the Company's accounting method in accordance with the predominant practice in the US mining industry and better reflects operating income and cash flow. The $5,625,400 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on the first quarter of 1998 was to increase the loss before extraordinary item and cumulative effect of changes in accounting principles by $189,800, or $0.01 per share.

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 is otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on the first quarter of 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $134,300 which had no impact on per share amounts.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


2.       PRIOR YEAR CHANGES IN ACCOUNTING PRINCIPLES: (CONTINUED)

         The following table summarizes the effect of the accounting changes on the first quarter of 1998:

                                                               Per Share
                                                 $ Amounts      Amounts
                                                -----------     -------
Net loss as originally reported                 $  (114,800)    $   --
Effect of exploration accounting change            (189,900)     (0.01)
Effect of start-up costs accounting change          134,300         --
                                                -----------     ------
Loss before cumulative effect of changes in
   accounting principles                           (170,400)     (0.01)
Cumulative effect on prior years                 (8,928,100)     (0.19)
                                                -----------     ------
Net loss as restated                            $(9,098,500)    $(0.20)
                                                ===========     ======

3.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

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

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


5.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                                                   MARCH 31,   DECEMBER 31,
                                                     1999         1998
                                                  ----------   ----------
Collateral for Letter of Credit (a)               $2,118,000   $2,118,000
Proceeds from asset sales reserved for debt
   payments (b)                                      750,000    2,400,000
Unexpended proceeds from gold sales (c)              219,800      369,200
                                                  ----------   ----------
                                                  $3,087,800   $4,887,200
                                                  ==========   ==========


         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall Mine, Briggs Mine, and McDonald Gold Project, a bank Letter of Credit has been provided in favor of the Sureties as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 1999. At the bank's option, the Letter of Credit may be renewed for successive one-year periods.

         (b) In connection with the sale of the Company's industrial minerals assets on December 31, 1998, certain proceeds are required to be utilized for debt reduction on the Briggs Mine loan facility.

         (c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

6.       INVENTORIES:

         Inventories consisted of the following at:

                               MARCH 31,   DECEMBER 31,
                                 1999         1998
                              ----------   ----------
Gold-in-process (a)           $5,230,300   $4,962,200
Materials and supplies           390,600      410,000
                              ----------   ----------
                              $5,620,900   $5,372,200
                              ==========   ==========

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


7.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                   MARCH 31,      DECEMBER 31,
                                     1999            1998
                                  -----------     -----------
Briggs Facility (a)
   o Gold Loan                    $16,719,100     $18,058,400
   o Credit Line                           --         650,000
Caterpillar Finance (b)                59,200              --
                                  -----------     -----------
                                  $16,778,300     $18,708,400
Current portion (1)                16,745,000      18,708,400
                                  -----------     -----------
Notes Payable - Noncurrent        $    33,300     $        --
                                  ===========     ===========

         (1) Since December 31, 1998, the Company has not been in compliance with certain covenants of the Briggs loan facility and has been unable to achieve resolution of these matters with the lenders to date. As a result, the covenant violations constitute events of default and the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. Accordingly, the Company has classified all of the debt as current on its Balance Sheet since December 31, 1998.

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. At March 31, 1999, there were 43,085 ounces outstanding on the gold loan and no amounts outstanding on dollar loans. Weighted average interest rates on the loans during the first three months of 1999 were (i) 2.7% on the gold loan, and (ii) 8.0% on the cash loan. For the comparable period in 1998, weighted average interest rates on the gold loan and dollar loans were 3.8% and 10.6%, respectively. Interest payments of $116,300 and $421,400 were made during the first three months of 1999 and 1998, respectively. During the first quarter of 1999, the Company utilized $1,650,000 of proceeds from the December 1998 sale of its industrial minerals assets to (i) pay off a credit line amount of $650,000, and (ii) purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. As a result of the partial prepayment on the gold loan, the Company recognized a gain of

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


7.       NOTES PAYABLE: (CONTINUED)

                  $339,300 (3,451 ounces of principal repaid by open market purchase at $289.75 per ounce; corresponding reduction in debt at $388.05 per ounce). This amount is shown as an other income item on the Statement of Operations for the three months ended March 31, 1999.

         (b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payments over two years at an interest rate of 8.5%.

8.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the first three months of 1999 was $192,100. For the comparable period of 1998, spending totaled $202,100.

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

10.      OTHER CONTINGENT MATTERS:

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

         In September 1998, the Montana Department of Environmental Quality
         (DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ initially proposed a civil penalty in the amount of $330,000, which was subsequently modified to $302,000, in connection with the complaint. The Company is currently preparing a response to the complaint and believes the penalty as currently assessed is without substantial merit.

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

         In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. The Company is not presently able to honor the demand due to its financial position and is unsure what remedies, if any, the Sureties may seek for resolution on the matter.

11.      CONTINGENT SALE OF EXPLORATION PROPERTY:

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


11.      CONTINGENT SALE OF EXPLORATION PROPERTY: (CONTINUED)

         of $22,200 during the first three months of 1999 and $59,800 during the comparable period in 1998.

12.      DEFERRED INCOME:

         In May, 1998, the Company liquidated a gold hedge position consisting of forward contracts which resulted in proceeds of $11.1 million. The gain on the liquidation was initially deferred and is being recognized in operations based on the original settlement dates of the forward contracts. For the three months ended March 31, 1999, $1.2 million of the gain was recognized in operations.

13.      INCOME TAXES:

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

14.      EARNINGS PER SHARE (EPS):

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

RESULTS OF OPERATIONS

         The Company recorded a net loss of $0.4 million on revenues of $7.3 million for the three months ended March 31, 1999. For the comparable period of 1998, the Company recorded a loss before cumulative effect of changes in accounting principles of $0.2 million and a net loss of $9.1 million on revenues of $7.4 million.

         For the three months ended March 31, 1999, the Company sold 19,900 ounces of gold and 3,900 ounces of silver at an average price of $369 per equivalent gold ounce. For the comparable period of 1998, the Company sold 14,179 ounces of gold and 3,500 ounces of silver at an average realized price of $423 per ounce. The New York Commodity Exchange (COMEX) gold price averaged $287 and $295 per ounce for the three months ended March 31, 1999 and 1998, respectively.

         Cost of sales was $5.9 million for the three months ended March 31, 1999, as compared to $4.9 million in the prior period. Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:


                            Three months ended March 31,
                                   1999     1998
                                   ----     ----
Cash operating (1)                 $284     $272
Total cash costs (2)               $290     $278
Total production costs (3)         $376     $374


     (1) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.

     (2)  Cash operating costs plus royalties.

     (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Operating costs were higher and ore grades were lower at the Briggs Mine during the first quarter of 1999, resulting in higher unit costs as compared to the first quarter of 1998.

         Depreciation, depletion and amortization was higher in the current period due to higher ounces sold. Selling, general, and administrative expense was lower in the current period due to the sale of the Company's industrial minerals business in December 1998 and to reduced corporate office expenses. Exploration costs were lower in the current period due to curtailment of all discretionary expenditures.

LIQUIDITY & CAPITAL RESOURCES

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Moreover, since December 31, 1998, the Company has not been in compliance with certain covenants relating to the Briggs Mine loan facility and has been unable to achieve resolution of these matters with the lenders to date. As a result, the covenant violations constitute events of default and the lenders may, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. The Company is in continuing discussions with the lenders on these matters, however, there can be no assurances that a satisfactory resolution can be achieved nor that the lenders will not exercise any remedies available to them during the intervening period. Accordingly, the Company has classified all of the debt as current on its Balance Sheet since December 31, 1998. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures, is currently attempting to sell its African properties, and has retained investment banking counsel to assist in the evaluation of potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

         Net cash used in operating activities during the three months ended March 31, 1999, was $0.6 million as compared to $0.3 million used in operating activities for the same period in 1998. Cash and cash equivalents at March 31, 1999 was $1.0 million.

         The Company spent a nominal $0.1 million on capital programs for the three months ended March 31, 1999.

         During the first quarter of 1999, the Company used $1,650,000 of the proceeds reserved from the December 1998 sale of its industrial minerals assets to (i) pay off a credit line amount of $650,000, and (ii) purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. As a result of the partial prepayment on the gold loan, the Company recognized a gain of $339,300 (3,451 ounces of principal repaid by open market purchase at $289.75 per ounce; corresponding reduction in debt at $388.05 per ounce). This amount is shown as an other income item on the Statement of Operations for the three months ended March 31, 1999.

OTHER MATTERS

Year 2000 Issue

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing, among other things, disruptions to operations and inability to process financial transactions.

         The Company has completed its inventory of systems which utilize information technology. Noncompliant software at the Briggs Mine will be upgraded or replaced as appropriate by June 30, 1999. Certain financial reporting software and voice communications systems at the Company's corporate headquarters are not year 2000 compliant and will be upgraded or replaced in the third quarter of 1999. The associated costs are not expected to be material for either location.

         The Company continues to gather data regarding equipment used in its operations which may have embedded chip technology. Equipment that is not year 2000 ready could fail causing a disruption to the Company's operations. The Company expects to determine year 2000 compliance for such equipment by June 30, 1999 and to complete remediation efforts by September 30, 1999. At this time, the Company does not expect the cost of year 2000 compliance to be material for its non-information technology systems.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the first quarter of 1999, the Company initiated a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means and is currently assessing the information gathered. The Company expects to complete its third party assessment by June 30, 1999. As part of the Company's contingency planning, alternate suppliers, where practical, will be identified to reduce the risks of interruption due to third party failures.

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

Environmental Regulation

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, and producer hedging. During the last five years, the average annual market price has fluctuated between $294 per ounce and $388 per ounce. Moreover, in late 1997 and early 1998, gold prices declined to their lowest level in eighteen years and have remained at or near that level since.

         The Company currently utilizes two types of commodity instruments to protect the selling price of a portion of its anticipated production. At March 31, 1999, approximately 43% of the recoverable reserves at the Company's Briggs Mine was hedged through (i) short dated forward contracts totaling 163,900 ounces at an average price of approximately $309 per ounce, and (ii) a commodity-based loan totaling 43,085 ounces at a monetized price of $388.05 per ounce. With regard to the forward contracts, the Company can selectively extend maturity dates and has the opportunity to deliver all of its estimated 1999 gold production not otherwise reserved for its commodity loan repayment at prices that exceed the March 31, 1999 market price of gold by an average of approximately $33 per ounce. However, for purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if only 75% of its estimated production was delivered against the forward contracts and the commodity loan, a $10 change in the price of gold would have an impact of approximately $0.2 million. Similarly, a hedge position of only 50% with a $10 change in the price of gold would impact the Company's profitability and cash flow by approximately $0.4 million. The Company's commodity-based loan was established in December 1995, by borrowing 64,425 ounces from certain counterparties, selling the ounces in the marketplace at a price of $388.05 per ounce, and using the proceeds of $25 million to develop and construct production facilities at the Briggs Mine. (See Note 6 to the

Company's Consolidated Financial Statements for a complete discussion of the financing arrangements for the Briggs Mine). As the gold is repaid with production from the Briggs Mine, the Company records revenue at the monetized amount of $388.05 with a corresponding reduction in debt. An implicit hedging gain or loss exists at the time of repayment depending on whether the market price of gold at the repayment date is below or above the monetized amount.

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

         In May 1998, the Company liquidated a forward position that was originally established in December 1995, resulting in proceeds of $11.1 million. As of December 31, 1998, $8.6 million of the gain had not been recognized in operations. During the first quarter of 1999, $1.2 million of the gain was recognized. For the remainder of 1999, $2.9 million of the gain will be recognized with the balance of $4.5 million recognized in 2000.

         At March 31, 1999, the mark to market value of the Company's forward contracts was approximately $4.7 million. The fair value and carrying value of the Company's commodity-based loan at March 31, 1999 was approximately $12.1 million and $16.7 million, respectively.

Interest Rates

         At March 31, 1999, the Company's debt primarily consisted of a commodity-based (gold) loan. Interest rates for such loans are typically lower than dollar denominated debt, as the cost of leasing gold from sources such as central banks is relatively inexpensive (less than 2% per annum). A counterparty to a commodity-based loan will add an applicable margin to its cost of funds for purposes of establishing an interest rate to the producer. During the first three months of 1999 and 1998, the interest rate on the Company's gold loan averaged 2.7% and 3.8%. The Company is required to have the rate periodically reset for periods that it may choose which range in duration from one to six months. Because of the historically low rates for gold-denominated debt, the Company is not exposed to significant interest rate risk, as a change of 100 basis points in the rate would have an impact on annual earnings and cash flow of less than $0.150 million, based on the March 31, 1999 outstanding loan amount of 43,085 ounces and gold prices of approximately $280 per ounce.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS: ..............................................None

ITEM 2.   CHANGES IN SECURITIES: ..........................................None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES: ................................None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS: ..............None

ITEM 5.   OTHER INFORMATION: ..............................................None

ITEM 6(a) EXHIBITS:

          No. 27 - Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K: ............................................None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CANYON RESOURCES CORPORATION



Date:    May 12, 1999                        /s/ Richard T. Phillips
                                             ----------------------------------
                                             Richard T. Phillips
                                             Treasurer



Date:   May 12, 1999                         /s/ Gary C. Huber
                                             ----------------------------------
                                             Gary C. Huber
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       PAGE
------                         -------------------                       ----

  27                           Financial Data Schedule