Form 10-Q
period 1999-06-30
CANYON RESOURCES CORP
filed 1999-08-12
CIK 739460

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

                             ---------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 1999
                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the transition period from       to
                                                 ------   ------

                             ---------------------

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

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,459,253 shares of the Company's Common Stock were outstanding as of August 1, 1999.

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


      Consolidated Balance Sheets...................................Page 3

      Consolidated Statements of Operations ........................Page 4

      Consolidated Statements of Cash Flows.........................Page 5-6

      Notes to Interim Consolidated Financial Statements............Page 7-16


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ......................Page 17-21

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ..............................................Page 21-22

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 June 30,      December 31,
                                                                   1999           1998
                                                               ------------    ------------
ASSETS

Cash and cash equivalents                                      $    413,900    $  1,985,700
Restricted cash                                                   2,380,500       4,887,200
Accounts receivable                                                  30,900         173,800
Inventories                                                       6,402,600       5,372,200
Prepaid and other assets                                            802,200       1,165,000
                                                               ------------    ------------
   Total current assets                                          10,030,100      13,583,900
                                                               ------------    ------------

Property and equipment, at cost
   Mining claims and leases                                      24,595,000      24,508,100
   Producing properties                                          51,194,300      51,124,700
   Other                                                            994,200         994,200
                                                               ------------    ------------
                                                                 76,783,500      76,627,000
   Accumulated depreciation and depletion                       (14,949,400)    (11,639,500)
                                                               ------------    ------------
     Net property and equipment                                  61,834,100      64,987,500
                                                               ------------    ------------

Other Assets                                                      2,666,500       3,300,300
                                                               ------------    ------------

     Total Assets                                                74,530,700    $ 81,871,700
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $  2,273,300    $  3,134,300
Notes payable - current                                              26,800      18,708,400
Accrued taxes, other than payroll and income                         38,800          60,800
Accrued reclamation costs                                           964,000         964,000
Deferred income                                                   7,221,200       4,090,700
Other accrued liabilities                                           805,300         961,700
                                                               ------------    ------------
   Total current liabilities                                     11,329,400      27,919,900

Notes payable - long term                                         5,220,100              --
Accrued reclamation costs                                         2,488,300       2,704,900
Deferred income                                                   7,250,400       4,489,500
Other noncurrent liabilities                                      1,427,100       1,458,500
                                                               ------------    ------------
     Total Liabilities                                           27,715,300      36,572,800
                                                               ------------    ------------

Commitments and contingencies (Notes 9 and 10)

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,459,300 at June 30, 1999, and
   46,107,100 at December 31, 1998                                  464,600         461,400
Capital in excess of par value                                   95,414,100      95,293,500
Deficit                                                         (49,063,300)    (50,456,000)
                                                               ------------    ------------
     Total Stockholders' Equity                                  46,815,400      45,298,900
                                                               ------------    ------------

     Total Liabilities and Stockholders' Equity                $ 74,530,700    $ 81,871,700
                                                               ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       1999            1998             1999           1998
                                                    ------------    -----------     ------------    ------------
   REVENUE
Sales                                               $  7,362,700    $ 10,146,600    $ 14,698,400    $ 17,538,200
                                                    ------------    ------------    ------------    ------------

   EXPENSES
Cost of sales                                          6,173,500       7,910,900      12,054,100      12,796,500
Depreciation, depletion, and amortization              1,683,500       2,032,500       3,301,000       3,299,700
Selling, general and administrative                      314,300         931,800         666,700       1,685,200
Exploration costs                                         39,400          88,100          72,300         306,200
                                                    ------------    ------------    ------------    ------------

                                                       8,210,700      10,963,300      16,094,100      18,087,600
                                                    ------------    ------------    ------------    ------------
   OTHER INCOME (EXPENSE)
Interest income                                           32,300          58,700          77,600         112,500
Interest expense                                        (156,500)       (402,900)       (351,000)       (936,600)
Gain on partial prepayment of gold loan                2,768,900              --       3,108,200              --
Gain (loss) on asset disposals                           (12,600)        (42,100)        (39,400)         17,700
Other                                                    (10,500)         (4,500)         (7,000)        (22,100)
                                                    ------------    ------------    ------------    ------------

                                                       2,621,600        (390,800)      2,788,400        (828,500)
                                                    ------------    ------------    ------------    ------------

Income (loss) before extraordinary item and
   cumulative effect of changes in accounting
   principles                                       $  1,773,600    $ (1,207,500)   $  1,392,700    $ (1,377,900)
Extraordinary loss on debt prepayments                        --        (281,500)             --        (281,500)
Cumulative effect of changes in accounting
   principles                                                 --              --              --      (8,928,100)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $  1,773,600    $ (1,489,000)   $  1,392,700    $(10,587,500)
                                                    ============    ============    ============    ============

Basic and diluted income (loss) per share:
   Income (loss) before extraordinary item
     and cumulative effect of changes in
     accounting principles                          $       0.04    ($      0.02)   $       0.03    ($      0.03)
   Extraordinary loss on debt prepayments                     --    ($      0.01)             --    ($      0.01)
   Cumulative effect of changes in accounting
      principles                                              --              --              --    ($      0.19)
                                                    ------------    ------------    ------------    ------------
   Net income (loss)                                $       0.04    ($      0.03)   $       0.03    ($      0.23)
                                                    ============    ============    ============    ============

Weighted average shares outstanding - basis eps       46,254,500      46,107,100      46,198,300      46,107,100

Weighted average shares outstanding - diluted eps     46,269,800      46,107,100      46,262,200      46,107,100


  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                 $  1,392,700    $(10,587,500)
                                                                    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss on debt prepayments                                    --         281,500
    Cumulative effect of changes in accounting principles                     --       8,928,100
    Depreciation, depletion, and amortization                          3,301,000       3,299,700
    Amortization of financing costs                                       89,000         404,000
    (Gain) loss on asset disposals                                        39,400         (17,700)
    Other                                                                     --          25,100
    Changes in assets and liabilities,
      (Increase) decrease in receivables                                 142,900        (491,700)
      (Increase) decrease in inventories                              (1,030,400)        451,800
      (Increase) decrease in prepaid and other assets                    805,600        (783,000)
      Decrease in accounts payable and accrued liabilities              (712,500)     (1,042,400)
      Increase in deferred income                                      3,363,400      11,202,400
      (Decrease) increase in other liabilities                          (216,600)        371,100
      (Increase) decrease in restricted cash                             106,700      (3,407,700)
                                                                    ------------    ------------

    Total adjustments                                                  5,888,500      19,221,200
                                                                    ------------    ------------

    Net cash provided by operating activities                          7,281,200       8,633,700
                                                                    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                   (200,200)     (3,117,400)
  Proceeds on asset dispositions                                          22,200         113,800
                                                                    ------------    ------------

    Net cash used in investing activities                               (178,000)     (3,003,600)
                                                                    ------------    ------------

Cash flows from financing activities:
  Issuance of stock, net                                                  56,200       2,192,500
  Proceeds from loans                                                         --         500,000
  Restricted cash utilized for debt payments                           2,400,000              --
  Payments on debt                                                   (10,992,700)    (10,425,000)
  Payments on capital lease obligations                                 (138,500)        (71,700)
                                                                    ------------    ------------

    Net cash used in financing activities                             (8,675,000)     (7,804,200)
                                                                    ------------    ------------

Net decrease in cash and cash equivalents                             (1,571,800)     (2,174,100)
Cash and cash equivalents, beginning of year                           1,985,700       3,111,000
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $    413,900    $    936,900
                                                                    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $263,600 of interest during the first half of 1999, and $908,800 during the corresponding period of 1998. There was no capitalized interest for either period.

2. The Company paid no income taxes during the first half of 1999 nor the corresponding period of 1998.

Supplemental schedule of noncash investing and financing activities:

1. The Company converted a commodity based loan with a carrying amount of $7,727,200 to a cash loan during the first half of 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to fair market value.

2. The Company financed an equipment lease buy-out in the amount of $59,200 in 1999.

3. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets in 1999.

4. The Company issued 307,200 shares of common stock with a fair market value of $67,600 to certain creditors as payment for accounts payable in 1999.

5. The Company acquired $1,139,000 in equipment through capital leases during the first half of 1998.










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

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Although the Company has significantly improved its working capital position since year-end by restructuring the Briggs Mine loan facility (See Note 7), substantially all of the Company's forward sales contracts were liquidated and used to pay-down debt in connection with the restructuring. The ability to generate cash flow on a going-forward basis will be dependent on the Briggs Mine producing gold at cash costs below the prevailing market price. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. The Company is in continuing discussions with the Sureties on this matter; however, there can be no assurances that a satisfactory resolution can be achieved nor that the Sureties will not exercise any remedies available to them during the intervening period. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures and is (i) evaluating alternative mine plans at the Briggs Mine, (ii) attempting to sell its African properties, and (iii) evaluating potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for the Company beginning on January 1, 2001 but earlier adoption is permitted. There are many complexities to this new standard and the Company is currently evaluating the impact that SFAS 133 will have

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


1.       BASIS OF PRESENTATION: (CONTINUED)

         on its reported operating results and financial position and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2001.

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

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 was otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for the six months ended June 30, 1998. The effect of the change on the second quarter of 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $226,200, or $0.01 per share. The effect of the change on the six months ended June 30, 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $360,500, or $0.01 per share.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


2.       PRIOR YEAR CHANGES IN ACCOUNTING PRINCIPLES: (CONTINUED)

         The following table summarizes the effect of the accounting changes on previously reported results for the three and six months ended June 30, 1998:

============================================================================================================
                                                    Three Months Ended               Six Months Ended
                                                      June 30, 1998                    June 30, 1998
                                                 --------------------------      --------------------------
                                                  $ Amounts      Per Share        $ Amounts     Per Share
                                                 -----------   ------------      -----------   ------------
Loss before extraordinary item and
   cumulative effect of changes in accounting
   principles as originally reported             $(1,433,700)     $(0.03)           (1,738,400)    $(0.04)

Effect of start-up costs accounting change           226,200        0.01               360,500       0.01
                                                 -----------      ------          ------------     ------

Loss before extraordinary item and
   cumulative effect of changes in accounting
   principles as restated                         (1,207,500)     $(0.02)           (1,377,900)    $(0.03)

Extraordinary loss on debt prepayments              (281,500)     $(0.01)             (281,500)    $(0.01)

Cumulative effect on prior years                          --          --            (8,928,100)    $(0.19)
                                                 -----------      ------          -------------    ------

Net loss as restated                             $(1,489,000)     $(0.03)         $(10,587,500)    $(0.23)
                                                 ===========      ======          =============    ======
============================================================================================================

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

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


5.       RESTRICTED CASH:

         Restricted cash consisted of the following:

-----------------------------------------------------------------------
                                               JUNE 30,    DECEMBER 31,
                                                 1999         1998
                                              ----------   -----------
Collateral for Letter of Credit (a)           $2,118,000   $2,118,000
Proceeds from asset sales reserved for debt
   payments (b)                                       --    2,400,000
Unexpended proceeds from gold sales (c)          262,500      369,200
                                              ----------   ----------
                                              $2,380,500   $4,887,200
                                              ==========   ==========
-----------------------------------------------------------------------

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

         (b) In connection with the sale of the Company's industrial minerals assets on December 31, 1998, certain proceeds were required to be utilized for debt reduction on the Briggs Mine loan facility. (See Note 7).

         (c) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

6.       INVENTORIES:

         Inventories consisted of the following at:

-----------------------------------------------------------------------
                                               JUNE 30,    DECEMBER 31,
                                                 1999         1998
                                              ----------   -----------
Gold-in-process (a)                           $5,989,100   $4,962,200
Materials and supplies                           413,500      410,000
                                              ----------   ----------
                                              $6,402,600   $5,372,200
                                              ==========   ==========
-----------------------------------------------------------------------

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


7.       NOTES PAYABLE:

                  Notes payable consisted of the following at:

              -----------------------------------------------------
                                             JUNE 30,  DECEMBER 31,
                                               1999       1998
                                            ---------- ------------
               Briggs Facility (a)
                 o  Gold Loan               $       --  $18,058,400
                 o  Cash Loan                5,199,200           --
                 o  Credit Line                     --      650,000
               Caterpillar Finance (b)          47,700           --
                                            ----------  -----------
                                            $5,246,900  $18,708,400
               Current portion (1)              26,800   18,708,400
                                            ----------  -----------
               Notes Payable - Noncurrent   $5,220,100  $        --
                                            ==========  ===========
              -----------------------------------------------------

         (1) At December 31, 1998, the Company was not in compliance with certain covenants of the Briggs loan facility. The covenant violations constituted events of default and the lenders could, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. Accordingly, the Company classified all of the debt as current on its Balance Sheet at December 31, 1998. In June 1999, the Company reached an agreement with the lenders to restructure the facility, the terms of which included (i) waivers for all outstanding covenant violations, (ii) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million, (iii) utilizing the forward liquidation proceeds to reduce the gold loan debt by 20,506 ounces, (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis, and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine (as defined) and 50% thereafter (the remaining 50% to be applied to the loan balance) during the remainder of 1999 and 2000.

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility include $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. The weighted average interest rate on the gold loan during the three months ended June 30, 1999 was 2.3%. For the comparable period in 1998, weighted average interest rates on the gold loan and dollar loans were 3.6% and 10.2%, respectively. For the six months ended

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


7.       NOTES PAYABLE: (CONTINUED)

                  June 30, 1999, weighted average interest rates on the gold and dollar loans were 2.5% and 8.0%, respectively. For the comparable period of 1998, weighted average interest rates were 3.7% and 10.5%, respectively. Interest payments of $80,500 and $390,100 were made during the three months ended June 30, 1999 and 1998, respectively. For the six month period, interest payments of $196,900 and $811,500 were made during 1999 and 1998, respectively. During the first quarter of 1999, the Company utilized $1,650,000 of proceeds from the December 1998 sale of its industrial minerals assets to (i) pay off a credit line amount of $650,000, and (ii) purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. As a result of the partial prepayment on the gold loan, the Company recognized a gain of $339,300 (3,451 ounces of principal repaid by open market purchase at $289.75 per ounce with corresponding reduction in debt at $388.05 per ounce). During the second quarter of 1999, the Company utilized $750,000 of proceeds from the 1998 sale of its industrial minerals assets to purchase 2,666 ounces of gold at a market price of $281.30 which was applied to the gold loan. As a result of the partial prepayment of the gold loan, the Company recognized a gain of $284,600 (2,666 ounces of principal repaid by open market purchase at $281.30 per ounce with corresponding reduction in debt at $388.05 per ounce). Additionally, in connection with the June 1999 restructuring of the loan facility as previously described, the Company recognized a gain of $2,484,300 as a result of a partial prepayment on the gold loan (20,506 ounces of principal repaid by open market purchase at $266.90 per ounce with corresponding reduction in debt at $388.05 per ounce.) The gains associated with the partial prepayments are shown as an other income item on the Statement of Operations for the three and six months ended June 30, 1999. On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a cash loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce to fair market value of $261.10 per ounce. The gain of $2,528,000 [19,913 ounces x ($388.05 - $261.10)]
                  associated with the conversion will be deferred and recognized in operations over the loan repayment schedule, as restructured.

         (b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payments over two years at an interest rate of 8.5%. For the three months ended June 30, 1999, principal and interest payments of $11,500 and $1,900, respectively, were made.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


8.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the three months ended June 30, 1999 was $264,200. For the comparable period of 1998, spending totaled $327,100. For the six months ended June 30, 1999, spending totaled $456,300 as compared to $529,200 for the prior period.

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

         In September 1998, the Montana Department of Environmental Quality
         (DEQ) filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ initially proposed a civil penalty in the amount of $330,000, which was subsequently modified to $302,000, in connection with the complaint. The Company has prepared a response to the complaint and believes the penalty as currently assessed is without substantial merit.

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


10.      OTHER CONTINGENT MATTERS: (CONTINUED)

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines and expansions to existing mines which use open-pit mining and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign- expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has filed lawsuits against I-137, based on (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days prior to the election, and (ii) due process considerations, in that I-137 results in a taking of property without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned.

         In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. The Company has not been able to honor the demand due to its financial position and is unsure what remedies, if any, the Sureties may seek for resolution on the matter.

11.      CONTINGENT SALE OF EXPLORATION PROPERTY:

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain of $22,200 during the first six months of 1999 and $59,800 during the comparable period in 1998.

12.      DEFERRED INCOME:

         In May, 1998, the Company liquidated a gold hedge position consisting of forward contracts on 105,900 ounces which resulted in proceeds of $11.1 million. The gain on the liquidation was initially deferred and is being recognized in operations based on the original settlement dates of the forward contracts. For the three months ended June 30,

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


12.      DEFERRED INCOME: (CONTINUED)

         1999, $0.9 million of the gain was recognized in operations. For the six months ended June 30, 1999, $2.1 million of the gain was recognized in operations.

         In June, 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The gain on the liquidation has been deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. No gains from the liquidation have been recognized in the accompanying financial statements.

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000. The gain will be deferred and recognized in operations over the scheduled repayment dates in 2001 and 2002.

         The Company's deferred gains will be recognized in operations as follows:

                   ==========================================
                                                         $MM
                   ------------------------------------------
                   Balance of 1999                       3.3
                   2000                                  8.4
                   2001                                  1.5
                   2002                                  1.3
                                                        ----
                       TOTAL                            14.5
                   ==========================================

13.      INCOME TAXES:

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

                          CANYON RESOURCES CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


14.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. The following table provides a reconciliation of the amounts used in the calculation of the Company's basic and diluted EPS before extraordinary item and cumulative effect of changes in accounting principles.

          ===================================================================================================
                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                          1999             1998            1999           1998
                                          ----             ----            ----           ----
           --------------------------------------------------------------------------------------------------
           BASIC EPS
             Income (loss) before extraordinary
                item and accounting changes          1,773,600   ($  1,433,700)   $  1,392,700   ($ 1,738,400)
                                                  ============   =============    ============   ============
             Weighted average shares
                  outstanding                       46,254,500      46,107,100      46,198,300     46,107,100
                                                  ============   =============    ============   ============

             Per share amount                     $       0.04   ($       0.03)   $       0.03   ($      0.04)
                                                  ============   =============    ============   ============

           DILUTED EPS
             Income (loss) before extraordinary
                item and accounting changes          1,773,600   ($  1,433,700)   $  1,392,700   ($ 1,738,400)
                                                  ============   =============    ============   ============
             Weighted average shares
                 outstanding                        46,254,500      46,107,100      46,198,300     46,107,100
             Add: effect of dilutive options            15,300         (A)               3,900         (A)
                                                  ------------   -------------    ------------   ------------
             Weighted average shares
                 outstanding, as adjusted           46,269,800      46,107,100      46,262,200     46,107,100
                                                  ============   =============    ============   ============

             Per share amount                     $       0.04   ($       0.03)   $       0.03   ($      0.04)
                                                  ============   =============    ============   ============
         ====================================================================================================

(A) Effect would be antidilutive due to a loss before extraordinary item and accounting changes.

        At June 30, 1998, options and warrants to purchase 2,150,200 shares of common stock were outstanding that were not included in the current period calculations of EPS because their exercise price was greater than the average market price of the Company's common shares. Options and warrants to purchase 4,917,000 shares of common stock were outstanding at June 30, 1998 that were not included in the prior period calculations of diluted EPS as the effect would be antidilutive.

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

RESULTS OF OPERATIONS

         The Company recorded net income of $1,773,600, or $0.04 per share on revenues of $7,362,700 for the second quarter of 1999. For the six months ended June 30, 1999, the Company recorded net income of $1,392,700, or $0.03 per share on revenues of $14,698,400. This compares to a loss before extraordinary item of $1,207,500, or $0.02 per share and a net loss of $1,489,000, or $0.03 per share, on revenues of $10,146,600 for the second quarter of 1998 and a loss before extraordinary item and cumulative effect of changes in accounting principles of $1,377,900 or $0.03 per share and a net loss of $10,587,500, or $0.23 per share on revenues of $17,538,200 during the first six months of 1998.

         In June 1999, the Company restructured its Briggs Mine loan facility, the terms of which included, amongst others, the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million. The proceeds were used to reduce the Briggs Mine gold loan by 20,506 ounces which resulted in a gain of $2,484,300 (20,506 ounces of principal repaid by open market purchase at $266.90 per ounce with corresponding reduction in debt at $388.05 per ounce).

         During the second quarter of 1999, the Company utilized $750,000 of proceeds from the 1998 sale of its industrial minerals assets to purchase 2,666 ounces of gold at a market price of $281.30 which was applied to the gold loan. As a result of the partial prepayment of the gold loan, the Company recognized a gain of $284,600 (2,666 ounces of principal repaid by open market purchase at $281.30 per ounce with corresponding reduction in debt at $388.05 per ounce).

         During the first quarter of 1999, the Company utilized $1,000,000 of proceeds from the December 1998 sale of its industrial minerals assets to purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. As a result of the partial prepayment on the gold loan, the Company recognized a gain of $339,300 (3,451 ounces of principal repaid by open market purchase at $289.75 per ounce with corresponding reduction in debt at $388.05 per ounce).

         During the three months ended June 30, 1999, the Company sold 20,864 ounces of gold at an average price of $353 per equivalent gold ounce. For the comparable period of 1998, the Company sold 23,879 ounces of gold and 7,000 ounces of silver at an average realized price of $361 per equivalent gold ounce. For the first half of 1999, 40,764 ounces of gold and 3,900 ounces of silver were sold at an average realized price of $361 per equivalent gold ounce. For the comparable period in 1998, 38,058 ounces of gold and 10,500 ounces of silver were sold at an average realized price of $384 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $274 and $280 per ounce, respectively, for the three and six months ended June 30, 1999. For the comparable periods of 1998, the COMEX gold price averaged $300 and $297 per ounce.

         Cost of sales was $6.2 million for the three months ended June 30, 1999, as compared to $7.9 million in the prior period. For the six months ended June 30, 1999, cost of sales was $12.1 million as compared to $12.8 million in the prior period.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                          COST PER OUNCE OF GOLD SOLD

           ============================================================================================
                                            Three months ended June 30,      Six months ended June 30,
                                               1999                1998        1999               1998
            -------------------------------------------------------------------------------------------
            Cash operating (1)                 $284                 $281       $284               $278
            Total cash costs (2)               $290                 $287       $290               $284
            Total production costs (3)         $376                 $382       $376               $379
           ============================================================================================

         (1) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.

         (2)    Cash operating costs plus royalties

         (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Unit costs were marginally higher in the current period due to lower grades of ore mined.

         Depreciation, depletion and amortization was lower in the current quarter due to lower gold sales and not materially different for the six month period.

         Interest expense was significantly lower in the current periods due to lower debt balances. Interest income was lower in the current periods due to lower cash balances.

LIQUIDITY & CAPITAL RESOURCES

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Although the Company has significantly improved its working capital position since year-end by restructuring the Briggs Mine loan facility (see discussion below), substantially all of the Company's forward sales contracts were liquidated and used to pay-down debt in connection with the restructuring. The ability to generate cash flow on a going-forward basis will be dependent on the Briggs Mine producing gold at cash costs below the prevailing market price. In addition, in March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. The Company is in continuing discussions with the Sureties on this matter; however, there can be no assurances that a satisfactory resolution can be achieved nor that the Sureties will not exercise any remedies available to them during the intervening period. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has curtailed all discretionary expenditures and is
(i) evaluating alternative mine plans at the Briggs Mine, (ii) attempting to sell its African properties, and (iii) evaluating potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

         Net cash provided by operating activities during the six months ended June 30, 1999 was $7.3 million and was principally due to the liquidation of a hedge position. The Company spent a nominal $0.2 million on capital programs for the period.

         During the first quarter of 1999, the Company utilized $1,650,000 of proceeds from the December 1998 sale of its industrial minerals assets to (i) pay off a credit line amount of $650,000, and (ii) purchase 3,451 ounces of gold at a market price of $289.75 per ounce which was applied to the gold loan. During the second quarter of 1999, the Company utilized $750,000 of proceeds from the 1998 sales of its industrial minerals assets to purchase 2,666 ounces of gold at a market price of $281.30 which was applied to the gold loan.

         In June 1999, the Company restructured the Briggs Mine loan facility, the terms of which included (i) waivers for all covenant violations existing since December 31, 1998, (ii) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million, (iii) utilizing the forward liquidation proceeds to reduce the gold loan debt by 20,506 ounces, (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis, and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine (as defined) and 50% thereafter (the remaining 50% to be applied to the loan balance) during the remainder of 1999 and 2000.

         On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a cash loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce to fair market value of $261.10 per ounce, or $5,199,200.

OTHER MATTERS

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

Environmental Regulation

         In September, 1998, the DEQ filed a complaint in District Court alleging violations of the Montana Water Quality Act for unpermitted discharges at the Kendall Mine. The DEQ initially proposed a civil penalty in the amount of $330,000, which was subsequently modified to $302,000, in connection with the complaint. The Company has prepared a response to the complaint and believes the penalty as currently assessed is without substantial merit.

Year 2000 Issue

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing, among other things, disruptions to operations and inability to process financial transactions.

         The Company has completed its inventory of systems which utilize information technology. Noncompliant software at the Briggs Mine is expected to be upgraded or replaced prior to September 30, 1999. Certain financial reporting software and voice communications systems at the Company's corporate headquarters are not year 2000 compliant and are expected to be upgraded or replaced in the third quarter of 1999 as well. The associated costs are not expected to be material for either location. The Company has completed a review of equipment used in its operations and believes it is not at material risk for embedded chip failures.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the first quarter of 1999, the Company initiated a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means. The Company has completed its third party assessment and believes it is not at material risk for such failures. As part of the Company's contingency planning, alternate suppliers, where practical, are in the process of being identified to reduce the risks of interruption if third party failures do occur.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, and producer hedging. During the last five years, the average annual market price has fluctuated between $294 per ounce and $388 per ounce. Recently, gold prices declined to their lowest level in two decades and have remained at or near that level.

         The Company currently utilizes short dated forward gold contracts to protect the selling price of a portion of its anticipated production. At June 30, 1999, contracts totaling 28,700 ounces were in place at an average price of approximately $294 per ounce, or approximately $31 per ounce more than the market price of gold. Based on the Company's current hedge position, a $10 change in the price of gold would have an impact on annual profitability and cash flow of approximately $0.6 million. The Company expects to implement additional hedging strategies in order to be 100% hedged for its anticipated production for the following year.

         There are certain market risks associated with commodity instruments. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices.

         In May 1998, the Company liquidated a forward position that was originally established in December 1995, resulting in proceeds of $11.1 million. As of December 31, 1998, $8.6 million of the gain had not been recognized in operations. During the first six months of 1999, $2.1 million of the gain was recognized. For the remainder of 1999, $2.0 million of the gain will be recognized with the balance of $4.5 million recognized in 2000.

         In June 1999, the Company liquidated a forward position that was initially established in 1998, resulting in proceeds of $5.5 million. The gain will be recognized as follows; (i) $1.3 million during the remainder of 1999,
(ii) $3.9 million in 2000, and (iii) $0.3 million in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the monetized amount of the debt was reduced to fair value, resulting in a gain of $2,528,000. The gain will be recognized in operations over the scheduled repayments in 2001 and 2002.

         At June 30, 1999, the mark to market value of the Company's forward contracts was approximately $0.9 million.

Interest Rates

         At June 30, 1999, the Company's debt primarily consisted of a cash loan for the Briggs Mine bearing interest at approximately 7.6%. The Company is required to have the rate periodically reset for periods that it may choose which range in duration from one to six months. The Company is not exposed to significant interest rate risk, as a change of 100 basis points in the rate would have an impact on annual earnings and cash flow of approximately $0.052 million, based on the June 30, 1999 outstanding loan amount of $5.2 million.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                           PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS:.........................................  None

ITEM 2.       CHANGES IN SECURITIES:

              In June 1999, the Company issued 307,179 shares of its $0.01 par value common stock to five creditors as consideration for extinguishment of certain payables aggregating $67,600. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:...........................  None

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

              On June 10, 1999, the Company held its Annual Meeting of
              Shareholders. The following two items of business were voted upon by shareholders at the meeting:

              Proposal I was the election of a Director of the Company: Richard
              F. Mauro. The proposal electing the Director passed with votes of 38,072,065 shares "For" and 719,776 "Withheld".

              Proposal II was to ratify the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent public accountants for 1999. The proposal passed with votes of 38,221,662 "For"; 91,697 "Against";
              and 478,482 "Abstaining".

ITEM 5.       OTHER INFORMATION:

              In May 1999, the American Stock Exchange (AMEX) advised the
              Company that it had fallen below certain of AMEX's continued listing guidelines and, as a result, was undertaking a review of the Company's listing eligibility. In July 1999, AMEX notified the Company that it has conditionally continued Canyon's listing and will monitor the Company's financial progress in satisfying AMEX's guidelines for continued listing. AMEX has expressed a concern about the Company's low share price and has made continued listing dependent, among other factors, on the share price being above
              $1.00 per share. Accordingly, the Board of Directors of the Company approved a resolution to place a 1 for 10 reverse split of common shares to a vote of shareholders. The Company will be submitting a proxy for such a shareholder vote to the Securities and Exchange Commission for its approval prior to its submission to shareholders.

ITEM 6(a)     EXHIBITS:

              No. 27 - Financial Data Schedule

ITEM 6(b)     REPORTS ON FORM 8-K:.......................................  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CANYON RESOURCES CORPORATION



Date:   August 12, 1999          /s/ Gary C. Huber
                                 --------------------------------------------
                                 Gary C. Huber
                                 Chief Financial Officer



Date:    August 12, 1999         /s/ Richard T. Phillips
                                 --------------------------------------------
                                 Richard T. Phillips
                                 Treasurer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
--------                      -------------------
  27                         Financial Data Schedule