Form 10-Q
period 1999-09-30
CANYON RESOURCES CORP
filed 1999-11-15
CIK 739460

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

                              --------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the period ended September 30, 1999
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from __________ to ___________

                              --------------------

                         Commission file number 1-11887

                          CANYON RESOURCES CORPORATION

                            (a Delaware Corporation)


                I.R.S. Employer Identification Number 84-0800747


                      14142 Denver West Parkway, Suite 250
                                Golden, CO 80401
                                 (303) 278-8464



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 46,497,470 shares of the Company's Common Stock were outstanding as of November 1, 1999.

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


      Consolidated Balance Sheets......................................................Page 3

      Consolidated Statements of Operations ...........................................Page 4

      Consolidated Statements of Cash Flows............................................Page 5-6

      Notes to Interim Consolidated Financial Statements...............................Page 7-17


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...................................Page 18-23

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK...........................................................Page 23-24

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                    September 30,        December 31,
                                                                        1999                  1998
                                                                    ------------         ------------
ASSETS

Cash and cash equivalents                                           $    674,300         $  1,985,700
Restricted cash                                                        2,148,000            4,887,200
Accounts receivable                                                       35,800              173,800
Inventories                                                            7,378,200            5,372,200
Prepaid and other assets                                                 984,900            1,165,000
                                                                    ------------         ------------
   Total current assets                                               11,221,200           13,583,900
                                                                    ------------         ------------

Property and equipment, at cost
   Mining claims and leases                                           21,477,200           24,508,100
   Producing properties                                               51,252,200           51,124,700
   Other                                                                 928,400              994,200
                                                                    ------------         ------------
                                                                      73,657,800           76,627,000
   Accumulated depreciation and depletion                            (16,726,000)         (11,639,500)
                                                                    ------------         ------------
     Net property and equipment                                       56,931,800           64,987,500
                                                                    ------------         ------------

Other assets                                                           4,862,800            3,300,300
                                                                    ------------         ------------

     Total Assets                                                   $ 73,015,800         $ 81,871,700
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $  2,428,000         $  3,134,300
Notes payable - current                                                   27,600           18,708,400
Accrued taxes, other than payroll and income                              34,700               60,800
Accrued reclamation costs                                                964,000              964,000
Deferred income                                                        8,358,900            4,090,700
Other current liabilities                                                845,300              961,700
                                                                    ------------         ------------
   Total current liabilities                                          12,658,500           27,919,900

Notes payable - long term                                              5,209,800                   --
Accrued reclamation costs                                              2,409,400            2,704,900
Deferred income                                                        4,805,000            4,489,500
Other noncurrent liabilities                                           1,254,000            1,458,500
                                                                    ------------         ------------
     Total Liabilities                                                26,336,700           36,572,800
                                                                    ------------         ------------

Commitments and contingencies (Notes 9 and 10)

Common stock ($.01 par value) 100,000,000 shares authorized;
   issued and outstanding: 46,497,500 at September 30, 1999, and
   46,137,100 at December 31, 1998                                       465,000              461,400
Capital in excess of par value                                        95,422,100           95,293,500
Deficit                                                              (49,208,000)         (50,456,000)
                                                                    ------------         ------------
     Total Stockholders' Equity                                       46,679,100           45,298,900
                                                                    ------------         ------------

     Total Liabilities and Stockholders' Equity                     $ 73,015,800         $ 81,871,700
                                                                    ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,

                                                                       1999             1998            1999            1998
                                                                    ------------    ------------    ------------    ------------
   REVENUE
Sales                                                               $  8,168,200    $  7,525,800    $ 22,866,600    $ 25,064,000
                                                                    ------------    ------------    ------------    ------------

   EXPENSES
Cost of sales                                                          6,106,000       5,879,000      18,160,100      18,675,500
Depreciation, depletion, and amortization                              1,793,400       1,417,700       5,094,400       4,717,400
Selling, general and administrative                                      208,300         781,100         875,000       2,466,300
Exploration costs                                                         92,000         146,300         164,300         452,500
                                                                    ------------    ------------    ------------    ------------

                                                                       8,199,700       8,224,100      24,293,800      26,311,700
                                                                    ------------    ------------    ------------    ------------

   OTHER INCOME (EXPENSE)
Interest income                                                           29,000          51,800         106,600         164,300
Interest expense                                                        (162,600)       (263,500)       (513,600)     (1,200,100)
Gain on partial prepayment of gold loan                                       --         919,700       3,108,200         919,700
Gain (loss) on asset disposals                                            20,400          22,200         (19,000)         39,900
Other                                                                         --          13,800          (7,000)         (8,300)
                                                                    ------------    ------------    ------------    ------------

                                                                        (113,200)        744,000       2,675,200         (84,500)
                                                                    ------------    ------------    ------------    ------------

Income (loss) before extraordinary item and
   cumulative effect of changes in accounting
   principles                                                       $   (144,700)   $     45,700    $  1,248,000    $ (1,332,200)
Extraordinary loss on debt prepayments                                        --              --              --        (281,500)
Cumulative effect of changes in accounting
   principles                                                                 --              --              --      (8,928,100)
                                                                    ------------    ------------    ------------    ------------

Net income (loss)                                                   $   (144,700)   $     45,700    $  1,248,000    $(10,541,800)
                                                                    ============    ============    ============    ============

Basic and diluted income (loss) per share:
   Income (loss) before extraordinary item and
      cumulative effect of changes in accounting
      principles                                                              --              --    $       0.03    $     (0.03)
   Extraordinary loss on debt prepayments                                     --              --              --    $     (0.01)
   Cumulative effect of changes in accounting
      principles                                                              --              --              --    $     (0.19)
                                                                    ------------    ------------    ------------    ------------

   Net income (loss)                                                          --              --    $       0.03    $     (0.23)
                                                                    ============    ============    ============    ===========

Weighted average shares outstanding - basis eps                       46,497,500      46,107,100      46,298,000      46,107,100

Weighted average shares outstanding - diluted eps                     46,497,500      46,107,100      46,303,100      46,107,100


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Nine months ended September 30,
                                                                                            1999               1998
                                                                                       ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                                    $  1,248,000         $(10,541,800)
                                                                                       ------------         ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss on debt prepayments                                                       --              281,500
    Cumulative effect of changes in accounting principles                                        --            8,928,100
    Depreciation, depletion, and amortization                                             5,094,400            4,717,400
    Amortization of financing costs                                                         116,400              165,400
    (Gain) loss on asset disposals                                                           19,000              (39,800)
    Other                                                                                        --               34,800
    Changes in assets and liabilities;
      (Increase) decrease in receivables                                                    138,000             (303,100)
      Increase in inventories                                                            (2,006,000)             (68,600)
      (Increase) decrease in prepaid and other assets                                     1,399,200             (862,100)
      Decrease in accounts payable and accrued liabilities                                 (558,800)            (738,100)
      Increase in deferred income                                                         2,055,700            9,818,200
      (Decrease) increase in other liabilities                                             (279,900)             465,800
      (Increase) decrease in restricted cash                                                339,200             (233,000)
                                                                                       ------------         ------------

    Total adjustments                                                                     6,317,200           22,166,500
                                                                                       ------------         ------------

    Net cash provided by operating activities                                             7,565,200           11,624,700
                                                                                       ------------         ------------

Cash flows from investing activities:
  Purchases of property and equipment                                                      (184,300)          (3,580,600)
  Proceeds on asset dispositions                                                             64,800              143,500
                                                                                       ------------         ------------

    Net cash used in investing activities                                                  (119,500)          (3,437,100)
                                                                                       ------------         ------------

Cash flows from financing activities:
  Issuance of stock, net                                                                     56,200            2,192,500
  Proceeds from loans                                                                            --            1,004,000
  Receipts from escrow account                                                                   --                  200
  Restricted cash utilized for debt payments                                              2,400,000                   --
  Payments on debt                                                                      (11,002,200)         (13,866,700)
  Payment to collateralize letter of credit                                                      --             (165,000)
  Payments on capital lease obligations                                                    (211,100)            (139,000)
                                                                                       ------------         ------------

    Net cash used in financing activities                                                (8,757,100)         (10,974,000)
                                                                                       ------------         ------------

Net decrease in cash and cash equivalents                                                (1,311,400)          (2,786,400)
Cash and cash equivalents, beginning of year                                              1,985,700            3,111,000
                                                                                       ------------         ------------

Cash and cash equivalents, end of period                                               $    674,300         $    324,600
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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $398,600 of interest during the first nine months of 1999, and $1,119,200 during the corresponding period of 1998. There was no capitalized interest for either period.

2. The Company paid no income taxes during the first nine months of 1999 nor during the corresponding period of 1998.

3. On September 29, 1999, the Company received $3.0 million in connection with a third party funding commitment. As the proceeds are designated for restricted use in the maintenance and development of certain noncurrent assets, the $3.0 million is included in other assets on the Company's Balance Sheet at September 30, 1999, with a corresponding reduction in the carrying value of mining claims and leases.

Supplemental schedule of noncash investing and financing activities:

1. The Company converted a commodity based loan to a cash loan during the first nine months of 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to fair market value.

2. The Company financed an equipment lease buy-out in the amount of $59,200 during the first nine months of 1999.

3. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets during the first nine months of 1999.

4. The Company issued 345,400 shares of common stock with a fair market value of $76,000 to certain creditors as payment for accounts payable during the first nine months of 1999.

5. The Company acquired $12,300 in equipment through capital leases during the first nine months of 1999 and $1,258,900 in equipment through capital leases during the corresponding period of 1998.


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

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Although the Company has significantly improved its working capital position since year-end by restructuring the Briggs Mine loan facility (See Note 7), substantially all of the Company's then forward sales contracts at prices that approximated $311 per ounce were liquidated and used to pay-down debt in connection with the restructuring. New forward contracts have been put in place for approximately six months of production at the Briggs Mine, however, the average price per ounce is approximately $29 lower than the liquidated contracts. The ability to generate cash flow on a going-forward basis will be dependent on the Briggs Mine producing gold at cash costs below its hedged price or the prevailing market price. In this regard, the Company has reduced staff levels at the Briggs Mine approximately 11% and implemented an alternative mine plan with the objective of producing gold at cash costs below $250 per ounce. In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. In September 1999, the Company reached an agreement in principle with the Sureties to satisfy the demand by granting a security interest in certain real property mineral rights and agreeing to make certain future cash deposits. However, until a final agreement is executed, there can be no assurances that the Sureties will not exercise any remedies available to them during the intervening period. The Company has curtailed all discretionary expenditures, is attempting to sell its African properties and continues to evaluate potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

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

         highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for the Company beginning on January 1, 2001 but earlier adoption is permitted. There are many complexities to this new standard and the Company is currently evaluating the impact that SFAS 133 will have on its reported operating results and financial position and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2001.

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

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 was otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for the nine months ended September 30, 1998. The effect of the change on the third quarter of 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $152,500, which had no effect on per share amounts. The effect of the change on the nine months ended September 30, 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $513,000, or $0.01 per share.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


2.       PRIOR YEAR CHANGES IN ACCOUNTING PRINCIPLES: (CONTINUED)

         The following table summarizes the effect of the accounting changes on previously reported results for the three and nine months ended September 30, 1998:

                                                       Three Months Ended                 Nine Months Ended
                                                       September 30, 1998                 September 30, 1998
                                                   ---------------------------      -------------------------------
                                                   $ Amounts         Per Share       $ Amounts           Per Share
                                                   ----------        ---------      --------------     ------------
Loss before extraordinary item and
   cumulative effect of changes in accounting
   principles as originally reported               $ (106,800)       $      --      $   (1,845,200)    $      (0.04)

Effect of start-up costs accounting change            152,500               --             513,000             0.01
                                                   ----------        ---------      --------------     ------------

Income (loss) before extraordinary item and
   cumulative effect of changes in accounting
   principles as restated                              45,700        $      --          (1,332,200)    $      (0.03)

Extraordinary loss on debt prepayments                     --        $      --            (281,500)    $      (0.01)

Cumulative effect on prior years                           --               --          (8,928,100)    $      (0.19)
                                                   ----------        ---------      --------------     ------------

Net income (loss) as restated                      $   45,700        $      --      $  (10,541,800)    $      (0.23)
                                                   ==========        =========      ==============     ============


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

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


5.       RESTRICTED CASH:

         Restricted cash consisted of the following:

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1999              1998
                                                   ------------       -----------
Collateral for Letter of Credit (a)                 $  249,000        $2,118,000
Collateral for reclamation bond (a)                  1,869,000                --
Seven-Up Pete Venture funding commitment (b)         3,000,000                --
Proceeds from asset sales reserved for debt
   payments (c)                                             --         2,400,000
Unexpended proceeds from gold sales (d)                 30,000           369,200
                                                    ----------        ----------
                                                    $5,148,000        $4,887,200
Current portion                                      2,118,000         4,887,200
                                                    ----------        ----------
Noncurrent portion*                                 $3,000,000                --
                                                    ==========        ==========

   *Included in other assets

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall Mine, Briggs Mine, and McDonald Gold Project, a bank Letter of Credit was provided in favor of the Sureties as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash. In September 1999, $1,869,000 was transferred directly to the Sureties as continuing collateral for the Kendall Mine reclamation bond and the bank Letter of Credit was correspondingly reduced to $249,000. The Letter of Credit will expire no earlier than December 31, 1999, and, at the bank's option, may be renewed for successive one-year periods.

         (b) In September 1999, the Seven-Up Pete Venture received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a takings lawsuit against the State of Montana for the lost value of the property rights incurred as a result of the passage of the anti- cyanide initiative, I-137. (See Note
                  12).

         (c) In connection with the sale of the Company's industrial minerals assets on December 31, 1998, certain proceeds were required to be utilized for debt reduction on the Briggs Mine loan facility. (See Note 7).

         (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


6.       INVENTORIES:

         Inventories consisted of the following at:

                                     SEPTEMBER 30,          DECEMBER 31,
                                         1999                   1998
                                     ------------           -----------
Gold-in-process (a)                   $6,891,300            $4,962,200
Materials and supplies                   486,900               410,000
                                      ----------            ----------
                                      $7,378,200            $5,372,200
                                      ==========            ==========

         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                      SEPTEMBER 30,         DECEMBER 31,
                                         1999                  1998
                                      ------------          -----------
Briggs Facility (a)                   $        --           $18,058,400
   o  Gold Loan                         5,199,200                    --
   o  Cash Loan                                --               650,000
   o  Credit Line                          38,200                    --
                                      -----------           -----------
Caterpillar Finance (b)               $ 5,237,400           $18,708,400
Current portion (1)                        27,600            18,708,400
                                      -----------           -----------
Notes Payable - Noncurrent            $ 5,209,800           $        --
                                      ===========           ===========


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

         (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility included $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. The dollar loans were paid off during the second quarter of 1998. In connection with an August 1998 restructuring of the loan facility, the Company, during the first quarter of 1999, utilized $1,650,000 of proceeds from the December 1998 sale of its industrial minerals assets to
                  (i) pay off a credit line amount of $650,000, and (ii) reduce the gold loan principal by 3,451 ounces. During the second quarter of 1999, the Company utilized $750,000 of proceeds from the 1998 sale of its industrial minerals assets to further reduce the gold loan principal by 2,666 ounces. As a result of these transactions, the Company recognized gains of $339,300 and $284,600 during the first and second quarters of 1999, respectively. Additionally, in connection with the June 1999 restructuring of the loan facility as previously described, the Company recognized a gain of $2,484,300 through the application of 20,506 ounces of gold to the loan principal. The gains associated with the partial prepayments are shown as an other income item on the Statement of Operations for the nine months ended September 30, 1999. On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce to fair market value of $261.10 per ounce. The gain of $2,528,000 [19,913 ounces x ($388.05 - $261.10)] associated with the conversion will be deferred and recognized in operations over the loan repayment schedule. The weighted average interest rate on the dollar loan during the three months ended September 30, 1999 was 7.6%. For the comparable period in 1998, weighted average interest rates on the gold loan and dollar loans were 3.0% and 8.1%, respectively. For the nine months ended September 30, 1999, weighted average interest rates on the gold and dollar loans were 2.5% and 7.8%, respectively. For the comparable period of 1998, weighted average interest rates were 3.3% and 10.5%, respectively. Interest payments of $101,500 and $154,700

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


7.       NOTES PAYABLE: (CONTINUED)

                  were made during the three months ended September 30, 1999 and 1998, respectively. For the nine month period, interest payments of $298,400 and $966,200 were made during 1999 and 1998, respectively.

         (b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payments over two years at an interest rate of 8.5%. For the three months ended September 30, 1999, principal and interest payments of $9,500 and $1,300, respectively, were made. For the nine months ended September 30, 1999, principal and interest payments of $21,000 and $3,200, respectively, were made.

8.       SITE RESTORATION COSTS:

         Reclamation spending at the Kendall Mine for the three months ended September 30, 1999 was $209,900. For the comparable period of 1998, spending totaled $235,700. For the nine months ended September 30, 1999, spending totaled $666,200 as compared to $764,900 for the prior period.

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

         The Company made an initial payment of $5 million as part of a total purchase price which was to be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $30 per mineable reserve ounce attributable to the Phelps Dodge ownership was to be paid after all permits for mine development were obtained. In September 1999, the Company and Phelps Dodge restructured the agreement to provide for a payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases.

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

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process. For most of the campaign period, mining companies and their employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has an appeal pending regarding I-137 in the U.S. Ninth Circuit Court of Appeals. The basis of the appeal is that the election should be overturned based on having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days prior to the election. In addition, the Seven-Up Pete Venture intends to file a lawsuit against the State of Montana based on enactment of I-137. The lawsuit will, amongst other matters, challenge the constitutionality of I-137 based on due process considerations and contend that I-137 results in a taking of property. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned.

         In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. In September 1999, the Company reached an agreement in principle with the Sureties to satisfy the demand by granting a security interest in certain real property mineral rights and agreeing to make certain future cash deposits. However, until a final agreement is executed, there

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


10.      OTHER CONTINGENT MATTERS: (CONTINUED)

         can be no assurances that the Sureties will not exercise any remedies available to them during the intervening period.

         In October 1999, the Company received a determination notice from the DEQ for an increase in the Kendall Mine reclamation bond amount from approximately $1.9 million to approximately $8.1 million. Although the Company believes the increased bond amount greatly exceeds the cost of remaining work to be accomplished, it is unsure what remedies, if any, the DEQ may seek if the parties cannot agree on the appropriate bond amount.

11.      CONTINGENT SALE OF EXPLORATION PROPERTY:

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain will be recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain of $62,800 during the first nine months of 1999 and $70,100 during the comparable period in 1998.

12.      SEVEN-UP PETE VENTURE FUNDING COMMITMENT

         In September 1999, the Company entered into a contract with Franco-Nevada Mining Corporation, Inc. (Franco-Nevada) to provide $3.5 million of funding ($3.0 million cash and a commitment to maintain an existing $0.5 million reclamation bond) for the Seven-Up Pete Venture (Venture). The funding is provided to allow the Venture to maintain its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a takings lawsuit against the State of Montana for the lost value of the property rights incurred as a result of implementation of the anti-cyanide initiative, I-137. As consideration for the financing, Franco-Nevada will receive a four percent net smelter returns royalty from any mineral production from the properties of the Venture or, alternatively, one-third of any proceeds received by the Venture resulting from a successful takings lawsuit. The $3.0 million is included in other assets on the Company's Balance Sheet at September 30, 1999, with a corresponding reduction in the carrying value of the Venture's properties.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


13.      DEFERRED INCOME:

         In May 1998, the Company liquidated a gold hedge position consisting of forward contracts on 105,900 ounces which resulted in proceeds of $11.1 million. The gain on the liquidation was initially deferred and is being recognized in operations based on the original settlement dates of the forward contracts. For the three months ended September 30, 1999, $1.0 million of the gain was recognized in operations. For the nine months ended September 30, 1999, $3.1 million of the gain was recognized in operations. For the three and nine months ended September 30, 1998, $1.3 million of the gain was recognized in operations.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The gain on the liquidation was deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. For the three and nine months ended September 30, 1999, $0.3 million of the gain was recognized in operations.

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000. The gain will be deferred and recognized in operations over the scheduled repayment dates in 2001 and 2002.

         The Company's deferred gains will be recognized in operations as follows:

                                                             $MM
                                                             ----
                                    Balance of 1999           2.0
                                    2000                      8.4
                                    2001                      1.5
                                    2002                      1.3
                                                             ----
                                        TOTAL                13.2
                                                             ====


14.      INCOME TAXES:

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

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                  1999         1998          1999           1998
                                              ------------  -----------   -----------    -----------
BASIC EPS
  Income (loss) before extraordinary
     item and accounting changes              $   (144,700) $    45,700   $ 1,248,000    $(1,332,200)
  Weighted average shares
       outstanding                              46,497,500   46,107,100    46,298,000     46,107,100
                                              ============  ===========   ===========    ===========

  Per share amount                            $       --    $      --     $      0.03    $     (0.03)
                                              ============  ===========   ===========    ===========

DILUTED EPS
  Income (loss) before extraordinary
     item and accounting changes              $   (144,700) $    45,700   $ 1,248,000    $(1,332,200)
  Weighted average shares
      outstanding                               46,497,500   46,107,100    46,298,300     46,107,100
  Add: effect of dilutive options                       (A)          (B)        5,100             (A)
                                              ------------  -----------   -----------    -----------
  Weighted average shares
      outstanding, as adjusted                  46,497,500   46,107,100    46,303,100     46,107,100
                                              ============  ===========   ===========    ===========

  Per share amount                            $       --    $      --     $      0.03    $     (0.03)
                                              ============  ===========   ===========    ===========



(A) Effect would be antidilutive due to a loss before extraordinary item and accounting changes.
(B) The exercise price of all options and warrants outstanding during the period was greater than the average market price of the Company's common shares.

         At September 30, 1999, options and warrants to purchase 2,045,700 shares of common stock were outstanding that were not included in the calculations of EPS for the nine months ended September 30, 1999, because their exercise price was greater than the average market price of the Company's common shares. Options and warrants to purchase 4,694,500 shares of common stock were outstanding at September 30, 1998 that were not included in the prior period calculations of diluted EPS as the effect would be antidilutive.

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

RESULTS OF OPERATIONS

         The Company recorded a net loss of $144,700, or $0.00 per share on revenues of $8,168,200 for the third quarter of 1999. For the nine months ended September 30, 1999, the Company recorded net income of $1,248,000, or $0.03 per share on revenues of $22,866,600. This compares to net income of $45,700, or $0.00 per share on revenues of $7,525,800 for the third quarter of 1998 and a loss before extraordinary item and cumulative effect of changes in accounting principles of $1,332,200 or $0.03 per share and a net loss of $10,541,800, or $0.23 per share on revenues of $25,064,000 during the first nine months of 1998.

         During the three months ended September 30, 1999, the Company sold 22,253 ounces of gold at an average price of $367 per ounce. For the comparable period of 1998, the Company sold 16,097 ounces of gold and 3,500 ounces of silver at an average realized price of $383 per equivalent gold ounce. For the nine months ended September 30, 1999, 63,017 ounces of gold and 3,900 ounces of silver were sold at an average realized price of $363 per equivalent gold ounce. For the comparable period in 1998, 54,155 ounces of gold and 13,500 ounces of silver were sold at an average realized price of $384 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $260 and $273 per ounce, respectively, for the three and nine months ended September 30, 1999. For the comparable periods of 1998, the COMEX gold price averaged $289 per ounce.

         Cost of sales was $6.1 million for the three months ended September 30, 1999, as compared to $5.9 million in the prior period. For the nine months ended September 30, 1999, cost of sales was $18.2 million as compared to $18.7 million in the prior period. For the three and nine months ended September 30, 1998, cost of sales included $0.8 million and $2.6 million, respectively, related to the Company's industrial minerals program. The assets of this business were sold on December 31, 1998. Cost of sales for the Briggs Mine was higher in the current period due to a greater number of gold ounces sold.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD

                                               Three months ended                      Nine months ended
                                                  September 30,                          September 30,
                                           1999                 1998                1999               1998
                                           ----                 ----                ----               ----
Cash operating (1)                         $263                 $306                $277               $286
Total cash costs (2)                       $269                 $311                $282               $292
Total production costs (3)                 $354                 $397                $368               $378


          (1) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.
          (2)  Cash operating costs plus royalties
          (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Unit costs were lower in the current periods due to higher production levels.

         Depreciation, depletion and amortization was higher in the current periods due to a greater number of gold ounces sold.

         Interest expense was significantly lower in the current periods due to lower debt balances. Interest income was lower in the current periods due to lower cash balances.

         In connection with an August 1998 restructuring of the Briggs Mine loan facility, the Company, during the first quarter of 1999, utilized $1,000,000 of proceeds from the 1998 sale of its industrial minerals assets to reduce the Briggs Mine gold loan principal by 3,451 ounces. During the second quarter of 1999, the Company utilized $750,000 of proceeds from the sale to further reduce the gold loan principal by 2,666 ounces. In June 1999, the Company restructured the loan facility again, the terms of which included, amongst others, the liquidation of 125,000 ounces of forward contracts which netted $5.5 million. The proceeds were used to further reduce the gold loan principal by 20,506 ounces. As a result of these transactions, the Company recognized gains of $339,300 and $2,768,900 during the first and second quarters of 1999, respectively.

         During the third quarter of 1998, the Company recognized a gain of $919,700 in connection with a restructuring of the Briggs Mine loan facility by utilizing proceeds of approximately $2.5 million from a hedge liquidation to reduce the gold loan principal by 8,869 ounces.

         In May 1998, the Company prepaid in full the cash loans outstanding of $8.6 million on the Briggs Mine loan facility. As a result of the prepayment, unamortized deferred financing costs of $285,100 allocated to the cash loans were expensed and recorded as an extraordinary loss.

LIQUIDITY & CAPITAL RESOURCES

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The Company's liquidity, however, has been adversely impacted by a sustained period of low gold prices and high debt service requirements. Although the Company has significantly improved its working capital position since year-end by restructuring the Briggs Mine loan facility (see discussion below), substantially all of the Company's then forward sales contracts at prices that approximated $311 per ounce were liquidated and used to pay-down debt in connection with the restructuring. New forward contracts have been put in place for approximately six months of production at the Briggs Mine, however, the average price per ounce is approximately $29 lower than the liquidated contracts. The ability to generate cash flow on a going-forward basis will be dependent on the Briggs Mine producing gold at cash costs below its hedged price or the prevailing market price. In this regard, the Company has reduced staff levels at the Briggs Mine approximately 11% and implemented an alternative mine plan with the objective of producing gold at cash costs below $250 per ounce. In March 1999, the Company received a demand notice for an increase in collateral of approximately $1.2 million from the Sureties who issued certain bonds for reclamation obligations at the Briggs Mine, Kendall Mine and McDonald Gold Project. In September 1999, the Company reached an agreement in principle with the Sureties to satisfy the demand by granting a security interest in certain real property mineral rights and agreeing to make certain future cash deposits. However, until a final agreement is executed, there can be no assurances that the Sureties will not exercise any remedies available to them during the intervening period. The Company has curtailed all discretionary expenditures, is attempting to sell its African properties and continues to evaluate potential merger or other alliance opportunities. There can be no assurances, however, that the Company will be successful in this regard.

         Net cash provided by operating activities during the nine months ended September 30, 1999 was $7.6 million and was principally due to the liquidation of a hedge position. The Company spent a nominal $0.2 million on capital programs for the period.

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

         In September 1999, the Company entered into a contract with Franco-Nevada Mining Corporation, Inc. (Franco-Nevada) to provide $3.5 million of funding ($3.0 million cash and a commitment to maintain an existing $0.5 million reclamation bond) for the Seven-Up Pete Venture (Venture). The funding is provided to allow the Venture to maintain its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a takings lawsuit against the State of Montana for the lost value of the property rights incurred as a result of implementation of the anti-cyanide initiative, I-137. (See discussion below). As consideration for the financing, Franco-Nevada will receive a four percent net smelter returns royalty from any mineral production from the properties of the Venture or, alternatively, one-third of any proceeds received by the Venture resulting from a successful takings lawsuit. The $3.0 million is included in other assets on the Company's Balance Sheet at September 30, 1999, with a corresponding reduction in the carrying value of the Venture's properties.

OTHER MATTERS

McDonald Gold Project

         Anti-Cyanide Mining Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process. For most of the campaign period, mining companies and their employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The mining community has an appeal pending regarding I-137 in the U.S. Ninth Circuit Court of Appeals. The basis of the appeal is that the election should be overturned based on having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days prior to the election. In addition, the Seven-Up Pete Venture, intends to file a lawsuit against the State of Montana based on enactment of I-137. The lawsuit will, amongst other matters, challenge the constitutionality of I-137 based on due process considerations and contend that I-137 results in a taking of property. The Company's legal counsel believes that it is likely that I-137 will be declared unconstitutional, or at a minimum, be overturned.

         State Mineral Leases

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

Environmental Regulation

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

         In October 1999, the Company received a determination notice from the DEQ for an increase in the Kendall Mine reclamation bond amount from approximately $1.9 million to approximately $8.1 million. Although the Company believes the increased bond amount greatly exceeds the cost of remaining work to be accomplished, it is unsure what remedies, if any, the DEQ may seek if the parties cannot agree on the appropriate bond amount.

Year 2000 Issue

         Many computer programs utilize a two digit format to identify the applicable year. Without modification, any date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing, among other things, disruptions to operations and inability to process financial transactions.

         The Company has completed its inventory of systems which utilize information technology. Noncompliant software at the Briggs Mine has been upgraded or replaced. Certain financial reporting software and voice communications systems at the Company's corporate headquarters are not year 2000 compliant and are expected to be upgraded or replaced in the fourth quarter of 1999. The associated costs are not expected to be material. The Company has completed a review of equipment used in its operations and believes it is not at material risk for embedded chip failures.

         The Company relies on third parties to supply certain materials, utilities, transportation, and other services necessary for its business operations. During the first quarter of 1999, the Company initiated a process to ascertain their stage of year 2000 readiness through questionnaires, interviews and other means. The Company has completed its third party assessment and believes it is not at material risk for such failures. As part of the Company's contingency planning, alternate suppliers, have been identified to reduce the risks of interruption if third party failures do occur.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, and producer hedging. During the last five years, the average annual market price has fluctuated between $294 per ounce and $388 per ounce. During 1999, gold prices declined to their lowest level in two decades.

         The Company currently utilizes short dated forward gold contracts to protect the selling price of a portion of its anticipated production. At November 1, 1999, contracts totaling 43,000 ounces were in place at an average price of approximately $283 per ounce, or approximately $7 per ounce less than the market price of gold. Based on the Company's current hedge position, a $10 change in the price of gold would have an impact on annual profitability and cash flow of approximately $0.4 million.

         There are certain market risks associated with commodity instruments. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. The Company may also be subject to margin calls by its counterparties when the market price exceeds the price of its forward gold contracts.

         In May 1998, the Company liquidated a forward position that was originally established in December 1995, resulting in proceeds of $11.1 million. As of December 31, 1998, $8.6 million of the gain had not been recognized in operations. During the first nine months of 1999, $3.1 million of the gain was recognized. During the fourth quarter of 1999, $1.0 million of the gain will be recognized with the balance of $4.5 million recognized in 2000.

         In June 1999, the Company liquidated a forward position that was initially established in 1998, resulting in proceeds of $5.5 million. During the third quarter of 1999, $0.3 million of the gain was recognized. The remaining gain will be recognized as follows: (i) $1.0 million during the fourth quarter of 1999, (ii) $3.9 million in 2000, and (iii) $0.3 million in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the monetized amount of the debt was reduced to fair value, resulting in a gain of $2,528,000. The gain will be recognized in operations over the scheduled repayments in 2001 and 2002.

         At November 1, 1999, the mark to market value of the Company's forward contracts was approximately negative $0.3 million.

Interest Rates

         At September 30, 1999, the Company's debt primarily consisted of a cash loan for the Briggs Mine bearing interest at approximately 7.8%. The Company is required to have the rate periodically reset for periods that it may choose which range in duration from one to six months. The Company is not exposed to significant interest rate risk, as a change of 100 basis points in the rate would have an impact on annual earnings and cash flow of approximately $0.052 million, based on the September 30, 1999 outstanding loan amount of $5.2 million.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS:.....................................................................    None

ITEM 2.       CHANGES IN SECURITIES:
              In October 1999, the Company issued 38,217 shares of its $0.01 par value common stock to a creditor as consideration for extinguishment of certain payables in the amount of $9,300. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:.......................................................    None

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:.....................................    None

ITEM 5.       OTHER INFORMATION:.....................................................................    None

ITEM 6(a)     EXHIBITS:

              No. 27 - Financial Data Schedule

ITEM 6(b)     REPORTS ON FORM 8-K:...................................................................    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CANYON RESOURCES CORPORATION



Date:   November 12, 1999                        /s/ Gary C. Huber
                                                 -------------------------------
                                                 Gary C. Huber
                                                 Chief Financial Officer



Date:   November 12, 1999                        /s/ Richard T. Phillips
                                                 -------------------------------
                                                 Richard T. Phillips
                                                 Treasurer

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                             DESCRIPTION
     ------                             -----------
       27                       Financial Data Schedule