Form 10-K405
period 1999-12-31
CANYON RESOURCES CORP
filed 2000-03-23
CIK 739460

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 45,674,922 shares of the registrant's voting stock held by non-affiliates on March 1, 2000 was approximately $17,128,100.

At March 1, 2000 there were 46,507,470 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

================================================================================

                          CANYON RESOURCES CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                                PAGE
------                                                                                                ----
                                                     PART I

1.       Business                                                                                        1
2.       Properties                                                                                      9
3.       Legal Proceedings                                                                              24
4.       Submission of Matters to a Vote of Security Holders                                            25


                                                    PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                          26
6.       Selected Financial Data                                                                        27
7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             28
7(a).    Quantitative and Qualitative Disclosures about Market Risk                                     40
8.       Financial Statements                                                                           42
9.       Changes in and Disagreements with Accountants                                                  67

                                                    PART III

10.      Directors and Executive Officers of the Registrant                                             68
11.      Executive Compensation                                                                         68
12.      Security Ownership of Certain Beneficial Owners and Management                                 68
13.      Certain Relationships and Related Transactions                                                 68

                                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               69

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

         Canyon has gold production operations in the western United States, and conducts exploration activities in the search for additional valuable mineral properties in the western United States and in a number of areas in Latin America and Africa. The Company's exploration and development efforts emphasize precious metals (gold and silver). Until December 31, 1998, the Company also had industrial mineral production operations (diatomite and pumice) in the western United States. (See "Financing - Asset Sales".)

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

         The organizational chart on the following page reflects the Company's legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/99.

                    [CANYON RESOURCES CORPORATION FLOWCHART]

         The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies. The Company has also independently financed the acquisition of mineral properties and conducted exploration and drilling programs and implemented mine development and production from mineral properties in the western United States and exploration programs in Latin America and Africa. (See "Item 2 - Properties.")

         The Company is continually evaluating its properties and other properties which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

         During 1999, the Briggs Mine, located in southeastern California, produced 86,669 ounces of gold and 24,044 ounces of silver, the highest gold production ever for the Company. The Briggs Mine achieved higher levels of production in 1999 than 1998 due principally to operational improvements, despite the lower grade ores mined and crushed in 1999. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         During 1999, the Kendall Mine located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, revegetation of waste-rock dump surfaces, and testing of biocells for passive water treatment.

         During 1999, all of the Company's revenues (gold and silver) were generated by its Briggs Mine in California. In 2000 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals and that the Briggs Mine will be the only source of revenue until the McDonald Gold Project or other projects are placed into production.

FINANCING

         ASSET SALES

         On September 28, 1999, the Company sold a 4% net smelter return royalty interest in production from the mineral properties of the Seven-Up Pete Venture to Franco-Nevada Mining Corporation (Franco-Nevada) for $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. Should the Company not be able to develop the mineral properties as a result of the anti-cyanide initiative, I-137, Franco-Nevada would be entitled to one-third of any proceeds received resulting from a successful takings lawsuit. (See "Development Properties - Seven-Up Pete Venture - Legal Status").

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

         During 1999, a warrant to purchase 15,000 shares of common stock was exercised at $3.75 per share. This warrant was part of an equity financing in 1996 in which 2,317,167 total warrants were issued, 2,302,167 warrants expired unexercised on March 25, 1999.

         BRIGGS MINE LOAN FACILITY

         On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndicate of three banks, and initially included three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

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

         In August 1998, the loan facility was further restructured as follows:
(i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds which was used to pay of the credit line amount of $650,000 and further reduce the gold loan principal by 6,117 ounces) (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         In June 1999, the loan facility was again restuctured and included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan debt by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws will expire on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

         On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200).

         The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:



                                      1999           1998           1997
                                  ------------    -----------    -----------
Principal payments
          Gold loan
             o Ounces                   26,623         13,057          4,832
             o Monetized amount   $ 10,331,100    $ 5,066,700    $ 1,875,000
          Cash loans              $    650,000    $ 8,700,000    $   300,000

Interest payments
          Gold loan
             o Ounces                      715          2,481          2,437
             o Market value       $    194,800    $   730,700    $   787,800
          Cash loans              $    207,700    $   390,900    $   767,000

Weighted average interest rates
          Gold loan                        2.5%           3.5%           3.4%
          Cash loans                       7.9%          10.3%          10.2%
                                  ============    ===========    ===========


         LEASING ARRANGEMENTS

         In addition to the loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services (Caterpillar). The majority of the equipment leased initially had a 5-year term. During 1999, the Company and Caterpillar extended the lease an additional two years on certain equipment which will lower the Company's lease costs in 2000 by approximately $0.5 million. During 1998, the Company also entered into a 5-year lease for the capitalized cost ($1.1 million) associated with the replacement cone crushers at the Briggs Mine.

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

         In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the McDonald gold deposit would have production costs close to or below the world-wide average for gold mines, if cyanide treatment is allowed in the state of Montana (See "Development Properties - Seven-Up Pete Venture - Legal Status".) There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is acquiring suitable mining prospects rather than marketing gold.

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $279 and $388 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging was required in connection with obtaining loan facilities. In connection with the Company obtaining a loan facility for its Briggs Mine in 1995, a portion of the Mine's production was hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1999, 43,000 ounces of the Briggs Mine production was hedged with forward contracts at an average price of $286 per ounce.

CUSTOMERS

         From 1997 through 1999, the Company sold its gold and silver production primarily to two precious metal buyers, NM Rothschild & Sons Limited and Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG). Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.

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

         The Company has spent approximately $6.3 million on reclamation and closure activities at the Kendall Mine through December 31, 1999, and expects to spend an additional $2.8 million through mine closure. At December 31, 1999, the Company has fully accrued for its remaining anticipated expenditures. The Company currently maintains a $1.9 million bond with the Montana Department of Environmental Quality to ensure appropriate reclamation. In October 1999, the Montana Department of Environmental Quality (DEQ) issued a letter to CR Kendall that requested an increase in the reclamation bond for the Kendall minesite to $8.1 million. The Company believes that the $8.1 million bond request is inappropriate and has appealed the action of the DEQ.

         The Briggs Mine operates under a number of permits issued by state, local and federal agencies. Moreover, the Company was required to post a $3.03 million reclamation bond to ensure appropriate reclamation and a $1.01 million bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. The Company also maintains a $0.144 million reclamation bond for exploration at the Briggs Mine.

         The Company's surety bonds total approximately $6.1 million and are partially collateralized as follows: (i) cash held directly by the Sureties in the amount of $1.9 million; (ii) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company has agreed to make additional cash deposits with the Sureties totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001.

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

         To date, the Company has done only minor work on its Latin American and African properties which involved surface disturbance. Hand dug and mechanical trenching and limited drilling has been conducted on two properties in Ethiopia. Although some of the countries in which the Company works have not as yet developed environmental laws and regulations, it is the Company's policy to adhere to North American standards in its foreign operations. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on its operations.

         The Company believes that it is currently in compliance with all applicable environmental regulations.

EMPLOYEES

         As of March 1, 2000, the Company and its wholly-owned subsidiaries employed 125 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

SEASONALITY

         Seasonality does not currently have a material impact on the Company's operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

         Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.   PROPERTIES

         The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 1999. More detailed information regarding each of these properties is provided in the text that follows.


                          CANYON RESOURCES CORPORATION
                            PROPERTIES AS OF 12/31/99


                                                                                                DEVELOPMENT
                                                                    DATE        ACQUISITION     CAPITAL TO     ANTICIPATED TIME
                                                                  INTEREST        COST OF      MAKE PROPERTY    OF COMMENCEMENT
      PROPERTY          INTEREST         NATURE OF INTEREST       ACQUIRED      INTEREST(1)     OPERATIONAL     OF OPERATIONS
----------------------  --------     -------------------------  ------------  --------------  ---------------  -----------------
PRODUCTION PROPERTIES

  Briggs Mine                100%    Unpatented Mining Claims        1990     $  7.7 million  $  42.2 million  In production
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Kendall Mine               100%    Mineral Lease                1987, 1990  $ 15.2 million  $   1.6 million  In reclamation
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
DEVELOPMENT PROPERTIES
  Seven-Up Pete              100%    Mineral Leases              1990, 1997   $10.2           $   225 million  Unknown(4)
  Venture                                                                     million(3)       (estimated)
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
EXPLORATION PROPERTIES
  Panamint                   100%    Unpatented Mining Claims        1990     $0.3 million    Unknown          Unknown
  Range
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Montana                    100%    Mainly fee mineral rights       1990     $2.1 million    Unknown          Unknown
  900,000 acres
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Arroya                     100%    Mineral License                 1994     Nil             Unknown          Unknown
  Cascada (Argentina)
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Other Argentine            100%(2) Mineral Claims (Cateos)         1994     Nil             Unknown          Unknown
  properties
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  San Pedrito                100%    Mineral Concession              1995     Nil             Unknown          Unknown
  (Panama)
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Ethiopian                   90%(2) Exploration Licenses         1995-1996   Nil             Unknown          Unknown
  Properties
                        --------     -------------------------  ------------  --------------  ---------------  -----------------
  Chegutu                     90%    Exploration License             1995     Nil             Unknown          Unknown
  (Zimbabwe)
                        ========     =========================  ============  ==============  ===============  =================

(1)   Net to Canyon's interest in the property.
(2)   Subject to joint-venture or purchase provisions.
(3) To date - an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.
(4) See discussion at "Development Properties - Seven-Up Pete Venture - Legal Status."

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

         Briggs' holdings include 666 unpatented mining claims, 67 mill site claims, 1 tunnel site claim, 1 patented millsite claim, and 2 patented mining claims that comprise an area of approximately 14,000 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. The Company's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

         Operations

         The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. The ore is crushed in three stages to a minus 1/4 inch size and is conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into dore bars on site. The Company increased the initial design production rate to approximately 85,000 ounces per year in 1999.

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

         During 1998, 10.5 million tons were mined, of which 3.4 million tons were crusher ore with an average grade of 0.030 ounce of gold per ton and a waste-to-ore strip ratio of 2.0 to 1. The Briggs Mine produced 80,316 ounces of gold and 22,138 ounces of silver in 1998.

         During 1999, 9.8 million tons were mined, of which 4.3 million tons were crusher ore with an average grade of 0.028 ounce of gold per ton and 0.9 million tons were run-of-mine (non-crusher) ore with an average grade of 0.012 ounce of gold per ton. The average waste-to-ore strip ratio was 0.9 to 1. The Briggs Mine produced 86,669 ounces of gold and 24,044 ounces of silver in 1999.

         Statistical production and financial data for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS


                                            1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------
PRODUCTION
   Tons Mined (waste and ore)              9,786,652    10,479,800     9,321,500     5,516,600
   Tons Ore Mined (crusher ore)            4,280,000     3,395,700     2,845,300       798,300
   Gold Grade of Crusher Ore (oz/ton)          0.028         0.030         0.033         0.043
   Tons Run-of-Mine Ore                      903,100       181,900            --            --
   Strip Ratio (tons waste/tons ore)           0.9:1         2.0:1         2.3:1         5.9:1
   Gold Production (oz)                       86,669        80,316        66,769         3,417
   Silver Production (oz)                     24,044        22,138        19,215           654
   Recoverable Gold Inventory (oz)            38,164        25,170        23,899        24,267

FINANCIAL
   Ounces of Gold Sold (1)                    83,565        79,303        68,436         1,500
   Average Gold Price Realized           $       370   $       375   $       401   $       406
   Revenue from Mine Operations (1)      $30,904,500   $29,773,400   $27,491,500   $   608,600
   Cash Operating Cost Per Ore Ton
       Mined                             $      4.41   $      6.16   $      6.27           N/A
   Cash Operating Cost Per Ounce(2)      $       275   $       278   $       290           N/A
   Total Production Cost Per Ounce (2)   $       369   $       368   $       383           N/A
   Operating Earnings (3) (4)            $    27,300   $   540,500   $   882,900           N/A
   Capital Expenditures (4)              $    44,200   $   203,100   $ 3,141,600   $28,083,500
                                         ===========   ===========   ===========   ===========

     (1) Proceeds from 1996 gold sales and 8,150 ounces in 1997 credited against development costs.

     (2)  As calculated under The Gold Institute's Production Cost Standard.

     (3)  Prior to interest income (expense) and other non-operating items.

     (4) Excludes exploration and development drilling and permitting costs for reserve expansion.


         Reserves for the Briggs Mine as calculated by the Company at various gold prices are shown on the following table.



          MINEABLE RESERVES (1/1/00)        $  350 GOLD    $  300 GOLD       $ 250 GOLD
                                            -----------    -----------       ----------
             Tons Ore*                       11,446,300     10,286,100        8,307,600
             Grade                                0.037          0.038            0.035
             Contained Gold Ounces              426,800        392,300          291,600
                                            ===========    ===========       ==========

              * Excludes approximately 1.0 million tons of run-of-mine ore with an average grade of .009 ounce of gold per ton.

         Development

         Development drilling in 1997 at North Briggs and Goldtooth, located immediately north and south, respectively, of the Briggs Mine, identified the following mineable reserves, which are included in the above Briggs Mine reserves:



MINEABLE RESERVES (1/1/00)                  $ 350 GOLD    $ 300 GOLD      $ 250 GOLD
                                            ----------    ----------      ----------
Goldtooth
   Tons Ore                                  2,665,600     2,537,600       2,195,300
   Grade                                         0.036         0.036           0.038
   Contained Gold Ounces                        96,850        93,050          82,680
North Briggs
   Tons Ore                                  3,160,000     2,705,500       1,069,300
   Grade                                         0.053         0.053           0.058
   Contained Gold Ounces                       167,420       152,170          61,810
                                            ==========    ==========      ==========


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

         Environmental Regulation

         The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land Management: 2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Operate, Great Basin Unified Air Pollution Control District; and 5) Section 404 Dredge and Fill Permit, Army Corps of Engineers. In January 2000, the Briggs Mine obtained an amendment to its operating permit that allows mining of the North Briggs and Goldtooth deposits. The amendment was obtained through an Environmental Assessment conducted by the U.S. Bureau of Land Management and an equivalent document approved by the Inyo County Planning Commission. The permits issued to date are adequate for all mine operations involving currently identified mineable reserves in the Briggs deposit.

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

         Operations

         Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January 1995. Leaching of the remaining gold in the heap leach pads continued through early 1998. All economic gold has now been recovered, and the mine is currently in a reclamation and closure mode. The Kendall Mine produced approximately 302,000 ounces of gold and approximately 136,000 ounces of silver from 1988 through 1998.

         During 1997, the two heap leach pads were rinsed of residual cyanide by continuous circulation of water and a treatment plant using reverse osmosis technology was installed to reduce dissolved metals so that water from the process system could be discharged.

         During 1998 and 1999, the Company tested the efficiency of a biocell in removal of constituents from water of the Barnes King drainage. This passive water-treatment system performed better than expectations. As a result of the success of the test, biocells are being designed specifically for each drainage so that they will remove the constitutents and allow the clean water to flow unimpeded downstream. It is expected that biocells will be installed in any of the mine area drainages that require such passive treatment.

         During 2000, subject to adequate cash resources, the Company expects to cover the heap leach pads with soil caps, commence revegetation of the heaps, and install biocells in certain mine area drainages for passive water treatment.

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

      The DEQ requires that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation of the Kendall Mine. In October 1999, the Montana Department of Environmental Quality (DEQ) issued a letter to CR Kendall that requested an increase in the reclamation bond for the Kendall minesite to $8.1 million. The Company believes that the $8.1 million bond request is inappropriate and has appealed the action of the DEQ.

      Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on two-thirds of the disturbed area (approximately 300 of 450 acres) of the Kendall minesite. During 1999, approximately 8.8 disturbed acres were reclaimed, and no additional acres were disturbed. The Company's reclamation expenditures in 1999 were approximately $0.9 million, primarily related to treatment and disposal of process water, capture and treatment of waste rock dump seepage, improved drainage and sediment controls, and testing of a passive water treatment system.

      Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and construction of long term water treatment facilities. Bond release on the property will only take place once the regulatory agencies have given final approval to all closure measures and are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure.

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

      On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Venture, including the McDonald Gold Project, from Phelps Dodge. The purchase increased Canyon's effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which was to be no less than $100 million and no more than $150 million. No additional payment is required until after all permits have been achieved or construction commences. In September 1999, Phelps Dodge agreed to an amendment to the purchase agreement which lowered the residual payment obligation to Phelps Dodge to $10 million, or, alternatively, one-third of any award received by the Seven-Up Pete Venture as a result of a taking lawsuit against the State of Montana. The purchase payment is collateralized only by the 72.25% participating interest and underlying assets transferred from Phelps Dodge to Canyon.

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

      In September 1999, the Seven-Up Pete Venture obtained $3.5 million in funding from Franco-Nevada Mining Corporation. The funding was in the form of $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. For providing the funding, Franco-Nevada will receive a four percent net smelter return royalty from any mineral production from properties of the SPV or, alternatively, one-third of any proceeds received by the SPV resulting from any takings lawsuit.


      Legal Status

      On November 3, 1998, an anti-cyanide mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the SPJV to a standstill. This bill bans development of new gold and silver mines and expansions to existing mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

      The Seven-Up Pete Venture plans to file a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The invalidity of I-137 is based on i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days of the campaign, and ii) due process considerations, in that I-137 was enacted without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations.

      The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit, either with respect to the claim that I-137 is unconstitutional or the takings or damage claims. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

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

                              MCDONALD GOLD DEPOSIT
                                MINERAL INVENTORY

          CUT-OFF GRADE      TONS        GRADE       OUNCES GOLD
            (OPT GOLD)    (MILLIONS)   (OPT GOLD)    (THOUSANDS)
          -------------   ----------   ----------    -----------
              0.006            644.2        0.016         10,299
              0.008            494.5        0.019          9,280
              0.012            312.5        0.024          7,508
              0.016            207.2        0.029          6,058
              0.020            142.3        0.034          4,901
              0.025             92.1        0.041          3,786
              0.035             45.6        0.053          2,436
          =============   ==========   ==========    ===========


         Canyon's ongoing engineering analysis projects that gold can be produced profitably from the McDonald deposit at gold prices in the $300 to $350 per ounce range. Under the $350 gold price mine plan, mineable reserves containing 7.2 million ounces of gold would be mined, with the production of 5.0 million ounces of gold and 10 million ounces of silver over a 14-year period. Under this mine design, mining and crushing of 131 million tons of ore above a
0.016 opt cutoff grade (with an average grade of 0.033 opt) and mining and direct loading onto a leach pad of an additional 258 million tons of lower grade ore (averaging 0.011 opt) would, with an expected average recovery of 81% of the contained gold from the crushed rock and 52% from the run-of-mine rock, produce approximately 385,000 ounces of gold per year over the mine life. Cash operating costs for the $350 gold price mine plan are estimated at $180 per ounce. Initial capital costs are estimated at approximately $225 million. More detailed engineering work will cause these numbers to be further defined.

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

         In 1994 the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana Department of Environmental Quality (DEQ) in November 1994. The DEQ declared the application complete in 1996 and was preparing an Environmental Impact Statement (EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the US Army Corps of Engineers (COE) as co-lead agencies.

         The agencies hired experienced consulting firms to prepare the EIS. The consultants were to complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies were actively preparing the EIS when the threat of the anti-cyanide gold mining initiative, I-137, was proposed mid-year 1998. (See "Legal Status.") With the threat of passage and the actual passage of I-137 in November 1998, all permitting work on the McDonald project has been suspended.

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

         A comprehensive Pre-Feasibility Study completed in early 1999 documents that the Seven-Up Pete deposit is economically viable at gold prices between $300 per ounce and $400 per ounce when developed in conjunction with the nearby McDonald Gold Project. The Seven-Up Pete ores would be mined in an open pit, hauled by truck to the McDonald site, and crushed and heap leached at the McDonald facility. Using a dilution factor of 25%, the mineable reserves of the Seven-Up Pete deposit are 11.7 million tons, with an average grade of 0.051 ounce of gold per ton and 0.24 ounce of silver per ton, containing 600,450 ounces of gold and 2.4 million ounces of silver. These reserves are anticipated to be mined with an average strip ratio (waste tons/ore tons) of 3.9:1. The Pre-Feasibility study shows that the Seven-Up Pete ore is projected to be mined at a rate of 1.5 million tons per year, from which a total of 450,000 ounces of gold and 1.1 million ounces of silver are expected to be produced over an eight-year period at an average cash operating cost of $160 per ounce of gold. Initial capital costs are projected to be approximately $18 million.

         There are no current plans to develop the Seven-Up Pete deposit at this time, in that I-137 is in effect. Prior to its development at any time in the future, an Environmental Impact Study for Seven-Up Pete would have to be prepared which would consider the cumulative impact of simultaneous operation of this property and the McDonald operation.

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

BRIGGS/PANAMINT PROPERTIES

         Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 14,000 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severally deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 12 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. (See "Item 2 - Properties - Briggs Project - Development" for a discussion of Goldtooth and North Briggs). In 1991 considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994 the WSA designation was removed from the entire claim block.

         The last holes drilled in the greater Briggs area in 1997 were ore holes drilled at North Briggs. The mineralized feeder zone at North Briggs has not yet been located. There is a strong opportunity that the mineralization at North Briggs was introduced along the same vertical feeder structures that introduced the mineralization to the south at the Briggs and Goldtooth deposits. Thus, the first priority exploration target in the Panamint District is to test by drilling offsets to the north and east at North Briggs.

         The Company feels that it is imperative that it resume, in 2000, reserve-expansion and exploration drilling adjacent to the Briggs Mine in the Panamint District, so that the life of the Briggs Mine can be extended. The last holes drilled in the greater Briggs area in 1997 were ore holes drilled at North Briggs. As funds become available, the Company plans to resume drilling offsetting the North Briggs deposit with the objective of expanding the mineable reserves of this higher grade (0.053 opt) deposit.

         In addition, a separate, relatively undrilled target of significant gold mineralization is the Cecil R/Jackson area located two to four miles north of the Briggs Mine. Earlier drilling delineated 84,000 ounces of gold contained in mineralized rock with an average grade of 0.038 opt at Cecil R. A cluster of holes drilled at the Jackson area, 8,000 feet south of Cecil R, encountered 30 to 75-foot thicknesses of 0.06 opt to 0.116 opt gold grades along a structural zone which extends to the north beyond the area of drilling. A large area of anomalous gold values has been sampled in surface rocks along 2,000 feet of this structural zone north of Jackson to the location where the gold-bearing structural zone passes beneath gravel cover. This same structural zone may be the feeder conduit for the gold mineralization at Cecil R, 8,000 feet to the north. The Cecil R/Jackson area represents a significant target for further exploration drilling by the Company in efforts to develop the next mineable gold deposit in the Panamint District.

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

MONTANA PROPERTIES

         The Company owns approximately 900,000 acres of fee simple and fee mineral rights in western Montana. The fee mineral rights underlie surface rights owned by other parties. The mineral rights have value for their mineral potential, but also as value to the surface owners who desire to consolidate ownership of the mineral and surface estate. Several parcels of this land package have been sold by the Company in the last few years.

LATIN AMERICAN EXPLORATION

         ARGENTINA

         In February 1996, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into an exploration agreement with Phelps Dodge Exploration de Argentina, S.A. (PDA), a wholly- owned subsidiary of Phelps Dodge Corporation, on five CRIC properties in Chubut and Santa Cruz Provinces. By funding $3.9 million in exploration expenditures over a six-year period, PDA could earn a 50% interest in the properties.

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

         No substantive work was undertaken from 1997 through 1999 at the San Pedrito concession. The Company is actively seeking a joint venture partner to continue the work at San Pedrito.

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

         Field work at Meleka-Abeba has included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. The stream sediment sampling has greatly expanded the area of anomalous gold in streams identified earlier by government workers. The first year of the license required a minimum expenditure of $250,000 which was met and a commitment was made to continue work into the second year of exploration which required a $400,000 minimum expenditure. Field work at Meleka-Abeba during the first year included building of access roads, line cutting, rock, soil, and stream sediment geochemical sampling, and geologic mapping. In year two of the license, this work led to a trenching program which discovered areas of strongly anomalous gold mineralization in bedrock. In late 1997, a limited diamond core drilling program was undertaken to test several areas for near surface bulk mineable gold mineralization. Anomalous gold values were intercepted and additional follow-up drilling is required.

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

         In October, 1996, an application was submitted by the CRAL-JCI joint venture for a Mineral Prospecting License in the Tendaho Graben area covering 1100 square kilometers which was subsequently issued. A Mineral Prospecting License is valid for one year, after which portions of the area may be converted to Exploration Licenses. The joint venture committed to spend a minimum of $50,000 during the one year period and CRAL funded 49% of the costs. The joint venture applied for an exploration license covering a portion of the Tendaho Graben area and that application was approved. JCI subsequently took over management and funding of the Exploration License.

         During 1997, CRAL and JCI expended $1.3 million on the various Ethiopian licenses and exploration activities. During 1998, $0.6 million was expended on the various licenses and exploration activities. No substantive work was undertaken in 1999.

TITLE TO PROPERTY

         U.S. MINERAL PROPERTIES

         The Company's U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company. Many of the Company's mining properties in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992, and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, a holder of an unpatented mining claim, mill or tunnel site claim must pay a maintenance fee to the United States of $100 per claim per year for each assessment year instead of performing assessment work. In addition, a payment of $100 per claim is required for each new claim located. State law may, in some instances, still require performance of assessment work.

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

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or alter the provisions of the Mining Law of 1872. As of March 1,2000, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such claims and the economics of existing operating mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation.

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

LEASED PROPERTY

         The Company leases approximately 4,300 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2001. Rent is presently $5,970 per month. The Company maintains storage and/or facilities in Golden, Colorado; Lincoln, Montana; and Ridgecrest, California, on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         CR KENDALL - VAN HAUR LAWSUIT

         In May 1998, a plaintiff group including members of the Van Haur family and the Van Haur family Ranch Trust (collectively "Plaintiffs") filed suit in U.S. District Court in Montana against the Kendall Mine. The Plaintiffs operate a farming and ranching enterprise approximately 1 1/2 to 2 miles downstream of the Kendall Mine. Plaintiffs allege violation of their water rights and other torts by the Kendall Mine and request unspecified damages and punitive damages. On December 2, 1999, the lawsuit was dismissed on the basis that the federal court did not have subject matter jurisdiction. On December 8, 1999, the Plaintiffs refiled the suit in Montana State Court. The Company believes the Plaintiffs' allegations are completely without merit and that the Company will prevail in this matter.

         CR KENDALL - WATER QUALITY NOTICE OF VIOLATION

         On September 23, 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes: (1) that many of the allegations are unfounded, and (2) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

         MCDONALD GOLD PROJECT - MONTANA DEPARTMENT OF NATURAL RESOURCES METALIFEROUS MINERAL LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has appealed the action of the DNRC in an administrative hearing process under the state's Administrative Procedures Act, and believes that it will prevail. The leases continue in effect during this appeal. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 10, 2000 the Company's shareholders, at a special meeting of shareholders, approved an alternate capital restructuring proposal for a reverse split of common stock. The approval authorized the Board of Directors of the Company, at its discretion, to implement a 1/2.5, a 1/4, or a 1/5 reverse split of shares of common stock and a reduction of the Company's authorized shares of common stock from 100 million to 50 million and elimination of the Company's authorized preferred stock at any time within the next 23 months, until January 14, 2002. Shareholders representing 25,507,425 shares of common stock or 54.8% of the shareholders of record voted in favor of the proposal, 1,361,357 shares or 2.93% voted against the proposal, and 281,591 shares or 0.6% either abstained or were broker non-votes.

         On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split of common stock, reduce the Company's authorized shares of common stock to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise prices in accord with the 1/4 reverse split. These actions are anticipated to be effective on March 24, 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low prices for the Company's common stock during 1999 and 1998. There are currently no trading warrants.



                                       COMMON STOCK
                                    ------------------
                                     High        Low
                                    ------     -------
                    1999
               Fourth Quarter       $ 0.63     $  0.19
               Third Quarter        $ 0.44     $  0.13
               Second Quarter       $ 0.25     $  0.13
               First Quarter        $ 0.31     $  0.19

                    1998
               Fourth Quarter       $ 0.63     $  0.25
               Third Quarter        $ 0.75     $  0.19
               Second Quarter       $ 1.31     $  0.63
               First Quarter        $ 1.19     $  0.63
                                    ======     =======

         On March 1, 2000, the high and low prices for the Company's common stock were $0.44 and $0.38, respectively.

         As of March 1, 2000, there were approximately 1,330 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 6,000. As of March 1, 2000, there was 1 holder of record of non-trading warrants to purchase common stock.

         As of March 1, 2000, there were outstanding; a) 46,507,470 shares of common stock; b) 278,182 warrants to purchase common stock; and c) 2,317,000 employee and non-qualified stock options to purchase common stock.

DIVIDENDS

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly-owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain certain levels of working capital, tangible net worth, and leverage ratios after January 1, 2001 which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

SALE OF UNREGISTERED SECURITIES

         During 1999, the Company issued 345,400 shares of its $0.01 par value common stock to six creditors as consideration for extinguishment of certain payables aggregating $76,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA


         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.


                                                                      DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                         1999            1998            1997            1996            1995
                                     ------------    ------------    ------------    ------------    ------------
SUMMARY OF CONSOLIDATED
BALANCE SHEETS

Working Capital                      $ (1,759,000)   $(14,336,000)   $  2,581,200    $  6,460,600    $ 26,323,200
Current Assets                         11,899,900      13,583,900      13,514,300      12,286,500      28,922,700
Total Assets                           71,231,200      81,871,700      97,282,100      84,384,300      72,424,200
Current Liabilities                    13,658,900      27,919,900      10,933,100       5,825,900       2,599,500
Long-term Obligations                  11,937,700       8,652,900      31,310,500      30,117,800      49,754,200
Total Liabilities                      25,596,600      36,572,800      42,243,600      35,943,700      52,353,700
Common Stockholders' Equity            45,634,600      45,298,900      55,038,500      48,440,600      20,070,500
                                     ============    ============    ============    ============    ============
SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS

Sales                                $ 30,904,500    $ 35,246,600    $ 28,890,300    $  4,857,000    $  9,006,600
Income (Loss) Before Extraordinary
  Items and Cumulative Effect of
  Changes in Accounting Principles        203,500      (2,849,300)     (5,022,300)     (7,114,900)     (6,143,200)
Net Income (Loss)(1)                      203,500     (12,058,900)     (5,022,300)     (7,114,900)     (6,143,200)
Net Income (Loss) Per Share(2)
  Basic and  Diluted(3)                        --           (0.26)          (0.13)          (0.21)          (0.24)
                                     ============    ============    ============    ============    ============


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

    (3) Potential common shares had no effect on 1999 and would be antidilutive during the preceding four year period as the Company recorded net losses.

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


RESULTS OF OPERATIONS

         1999 COMPARED TO 1998

         The Company recorded net income of $203,500, or $0.00 per share, on revenues of $30,904,500 in 1999. This compares to a loss before extraordinary item and cumulative effect of changes in accounting principles of $2,849,300, or $0.06 per share, and a net loss of $12,058,900, or $0.26 per share, on revenues of $35,246,600 in 1998.

         During 1999, the Company sold 83,565 ounces of gold and 23,400 ounces of silver at an average realized price of $370 per equivalent gold ounce. During 1998, the Company sold 79,303 ounces of gold and 21,500 ounces of silver at an average realized price of $375 per equivalent gold ounce.

         The following table summarizes the Company's gold deliveries and revenues in 1999 and 1998:



                                           1999                           1998
                            -----------------------------------------------------------------
                                         AVERAGE                         AVERAGE
                               GOLD     PRICE PER   REVENUE     GOLD    PRICE PER    REVENUE
                              OUNCES       OZ.       $000'S    OUNCES      OZ.       $000'S
                            ----------  ---------   --------  --------  ---------   ---------
Deliveries
   Forwards                     62,800     $393     $ 24,667    56,600     $392     $  22,176
   Put options                      --       --           --     4,200     $379         1,590
   Spot sales                   20,765     $295        6,115    16,409     $298         4,891
   Gold loan                        --       --           --     2,094     $388           813
                            ----------              --------  --------              ---------
                                83,565     $368       30,782    79,303     $372        29,470

Other transactions
   Silver proceeds                  --                   123        --                    114
   Other hedging gains              --                    --        --                    190
                            ----------              --------  --------              ---------
                                83,565     $370     $ 30,905    79,303     $375     $  29,774
                            ==========  =========   ========  ========  =========   =========

         As a result of the Company's hedging programs, additional revenues of $7,453,200 and $6,287,000 in 1999 and 1998, respectively, were recognized relative to spot prices in effect on the settlement dates. The New York Commodity Exchange (COMEX) gold prices averaged $279 per ounce in 1999 and $294 per ounce in 1998. All of the Company's revenues in 1999 and 1998 were from domestic activities.

         Cost of sales was $23.9 million in 1999 compared to $26.3 million in 1998. The lower cost of sales in 1999 was principally due to the sale of the Company's industrial minerals business at the end of 1998. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site restoration costs accrued on a units-of-production basis.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:


                                   PER OUNCE
                                ---------------
                                 1999     1998
                                ------   ------
Cash Operating Cost (1)         $  275   $  278
Total Cash Costs (2)            $  281   $  284
Total Production Costs (3)      $  369   $  368
                                ======   ======

          (1) As per cost of sales description above, excluding royalties and accruals for site restoration.

          (2)  Cash operating cost plus royalties.

          (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         The lower per ounce costs in 1999 are attributable to higher production levels, despite the lower grade of ores mined and leached in 1999.

         Depreciation, depletion, and amortization was higher in 1999 due to a greater number of gold ounces sold from the Briggs Mine.

         Selling, general, and administration expenses were lower in 1999 due to the sale of the Company's industrial minerals business at the end of 1998 and to reduced corporate overhead.

         Exploration costs in 1999 were lower due to reduced levels of activity.

         During the fourth quarter of 1999, the Company recorded a charge of $0.9 million for site restoration based on an update to the anticipated scope of work remaining at the Kendall Mine.

         Interest income was lower in 1999 due to lower cash balances. Interest expense was lower due to lower debt balances.

         During 1999, in connection with an August 1998 restructuring of the Briggs Mine Loan Facility, certain proceeds from the sale of the Company's industrial minerals business were used to reduce the principal on a gold loan by 6,117 ounces. Additionally, in connection with a June 1999 restructuring, the gold loan principal was reduced by 20,506 ounces. As a result of the restructuring of the gold loan, the Company recognized a gain of $3,108,200. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1999.

         During 1998, as part of a May 1998 restructuring of the Briggs Mine loan facility, proceeds from a hedge liquidation were used to prepay in full certain cash loans outstanding and to reduce the principal on the gold loan by 8,869 ounces. As a result of the full prepayment on the cash loans, unamortized deferred financing costs of $281,500 were expensed. This amount is shown as an extraordinary item on the Statement of Operations for the year ended December 31, 1998. In addition, as a result of the restructuring of the gold loan, the Company recognized a gain of $919,700. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998.

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

         There was no current or deferred provision for income taxes during 1999 or 1998. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1999 or 1998 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in its financial statements.

         Inflation did not have a material impact on operations in 1999 or 1998. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

         1998 COMPARED TO 1997

         The Company recorded a loss before extraordinary item and cumulative effect of changes in accounting principles of $2,849,300, or $0.06 per share, and a net loss of $12,058,900, or $0.26 per share, on revenues of $35,246,600 in 1998. This compares to a net loss of $5,022,300, or $0.13 per share, on revenues of $28,890,300 in 1997.

         During 1998, as part of a May 1998 restructuring of the Briggs Mine loan facility, proceeds from a hedge liquidation were used to prepay in full certain cash loans outstanding and to reduce the principal on a gold loan by 8,869 ounces. As a result of the full prepayment on the cash loans, unamortized deferred financing costs of $281,500 were expensed. This amount is shown as an extraordinary item on the Statement of Operations for the year ended December 31,1998. In addition, as a result of the restructuring of the gold loan, the Company recognized a gain of $919,700. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998.

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

         The following table summarizes the Company's gold deliveries and revenues in 1998 and 1997:


                                           1998                           1997
                            -----------------------------------------------------------------
                                         AVERAGE                         AVERAGE
                               GOLD     PRICE PER   REVENUE     GOLD    PRICE PER    REVENUE
                              OUNCES       OZ.       $000'S    OUNCES      OZ.       $000'S
                            ----------  ---------   --------  --------  ---------   ---------
Deliveries
   Forwards                     56,600     $392     $ 22,176    58,350     $403     $  23,490
   Put options                   4,200     $379        1,590     3,600     $380         1,368
   Spot sales                   16,409     $298        4,891     4,875     $326         1,572
   Gold loan                     2,094     $388          813     1,611     $388           625
                            ----------              --------  --------              ---------
                                79,303     $372       29,470    68,436     $395        27,055

Other transactions
   Silver proceeds                  --                   114        --                     97
   Other hedging gains              --                   190        --                    339
                            ----------              --------  --------              ---------
                                79,303     $375     $ 29,774    68,436     $402     $  27,491
                            ==========  =========   ========  ========  =========   =========


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

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:


                                                                        PER OUNCE
                                                                     ---------------
                                                                      1998     1997
                                                                     ------   ------
Cash Operating Cost (1)                                              $  278   $  290
Total Cash Costs (2)                                                 $  284   $  297
Total Production Costs (3)                                           $  368   $  383
                                                                     ======   ======

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

         Depreciation, depletion and amortization was higher in 1998 due to a greater number of gold ounces sold from the Briggs Mine.

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

         Interest income was lower in 1998 due to lower cash balances. Interest expense was not materially different in 1998 as compared to 1997.

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

         The Company executed an agreement during the third quarter of 1997 to sell the Aeropuerto property in Chubut Province, Argentina for $2.0 million, payable over a sixty month period. At any time, the buyer, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Due to the contingent nature of the transaction, gain is recognized only upon receipt of cash in excess of basis over the sixty month period. Accordingly, the Company recorded a gain of $70,100 during 1998 and $42,400 during 1997.

         Inflation did not have a material impact on operations in 1998 or 1997.


LIQUIDITY & CAPITAL RESOURCES

SUMMARY OF 1999 CASH FLOW:

         The Company's cash and cash equivalents decreased $1.3 million during 1999 to $0.7 million at year-end. The decrease was a result of net cash provided by operations of $7.4 million and $8.7 million of net cash used in financing activities.

OPERATING ACTIVITIES:

         Operations provided $7.4 million of cash in 1999 as compared to $11.2 million in 1998 and $0.7 million in 1997. The liquidation of a gold hedge position in 1999 contributed $5.5 million of the total operating cash flow. During 1998, the liquidation of a gold hedge position contributed $11.1 million of the total operating cash flow. Operating cash flow in 1997 was substantially lower as the Briggs Mine operated at commercial levels for only ten months and no hedge positions were liquidated.

INVESTING ACTIVITIES:

Capital Expenditures

         Capital expenditures in 1999 totaled $0.6 million. Major components included $0.5 million for the McDonald Gold Project and $0.1 million for miscellaneous projects at the Briggs Mine.

         Capital expenditures in 1998 totaled $4.5 million. Major components included $4.0 million for permitting efforts on the McDonald Gold Project; $0.3 million for capital improvements at the Company's industrial minerals facilities; and $0.2 million for miscellaneous capital projects at the Briggs Mine.

         Capital expenditures in 1997 totaled $19.4 million. Major components included $7.6 million at the Briggs Mine for final construction, working capital and development drilling; $8.1 million at the McDonald Gold Project which included an initial payment of $5.0 million to purchase Phelps Dodge's interest in the project and $3.0 million for ongoing permitting; $1.5 million of equipment upgrades at the Company's industrial minerals facilities and $0.5 million to purchase the pumice mine that supplied the ore for its New Mexico processing facility; and $1.7 million on exploration properties.

Asset Dispositions

         During 1999, 1998, and 1997, respectively, the Company received proceeds of approximately $0.1 million, $0.1 million, and $0.4 million, respectively, in connection with the sale of certain exploration properties.

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group for a purchase price of $6,475,000 less certain working capital adjustments.

Seven-Up Pete Venture Funding Commitment

         In September 1999, the Company entered into a contract with Franco-Nevada Mining Corporation, Inc. (Franco-Nevada) which provided $3.5 million of funding ($3.0 million cash and a commitment to maintain an existing $0.5 million reclamation bond) for the Seven-Up Pete Venture (Venture). The funding was provided to allow the Venture to maintain its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana and the Montana Department of Environmental Quality as a result of implementation of the anti-cyanide initiative, I-137. As consideration for the financing, Franco-Nevada will receive a four percent net smelter returns royalty from any mineral production from the properties of the Venture or alternatively, one-third of any proceeds received by the Venture resulting from a successful takings lawsuit.

FINANCING ACTIVITIES:

Common Stock Issues

         On March 31, 1999, the Company issued 15,000 shares in connection with a warrant exercise at $3.75 per share.

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

         The Company made an initial payment of $5 million as part of a total purchase price which was to be no less than $100 million and no more than $150 million, assuming all applicable permits for the McDonald Gold Project are obtained. The largest part of the purchase price, $30 per mineable reserve ounce attributable to the Phelps Dodge ownership was to be paid after all permits for mine development were obtained. In September 1999, the Company and Phelps Dodge restructured the agreement to provide for a payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a successful takings lawsuit.

         The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the Venture transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

         CR Briggs Loan Facility

         On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and initially included three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

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

         In August 1998, the loan facility was further restructured as follows:
(i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds which was used to pay of the credit line amount of $650,000 and further reduce the gold loan principal by 6,117 ounces) (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         In June 1999, the loan facility was again restuctured and included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan debt by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws will expire on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

         On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200).

         The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:


                                      1999           1998           1997
                                  ------------    -----------    -----------
Principal payments
          Gold loan
             o Ounces                   26,623         13,057          4,832
             o Monetized amount   $ 10,331,100    $ 5,066,700    $ 1,875,000
          Cash loans              $    650,000    $ 8,700,000    $   300,000

Interest payments
          Gold loan
             o Ounces                      715          2,481          2,437
             o Market value       $    194,800    $   730,700    $   787,800
          Cash loans              $    207,700    $   390,900    $   767,000

Weighted average interest rates
          Gold loan                        2.5%           3.5%           3.4%
          Cash loans                       7.9%          10.3%          10.2%
                                  ============    ===========    ===========

           The Company's debt at December 31, 1999, consists of (i) a dollar loan in the amount of $5,199,200; (ii) a dollar credit line with an outstanding balance of $135,000; and (iii) an equipment loan in the amount of $33,400.

         As a condition of the Briggs Mine loan facility, a portion of the mine's future production is hedged to ensure adequate cash flow for repayment of the obligation. At December 31, 1999, 43,000 ounces of the Briggs Mine production was hedged with forward contracts at an average price of $286 per ounce. Subsequent to year-end, additional forward contracts were entered into, and , as of March 1, 2000, 73,000 ounces of the the Briggs Mine production was hedged at an average price of $298 per ounce.

         Surety Bonds-Collateral Commitment

         Certain bonds have been issued aggregating $6.1 million for the performance of reclamation obligations and other contingent events at the Briggs Mine and Kendall Mine. The Sureties currently hold the following collateral for such bonds: (i) cash in the amount of $1,869,000; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company has agreed to make additional cash deposits with the Sureties totalling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001.

OUTLOOK:

Operations

         The Briggs Mine is expected to produce approximately 87,000 ounces in 2000 at cash operating costs between $250-$260 per ounce. The Company's hedge position as of December 31, 1999 consisted of 43,000 ounces of forward contracts at an average price of $286 per ounce (as of March 1, 2000; 73,000 ounces at an average price of $298 per ounce). In addition, the Company will recognize approximately $8.4 million of deferred hedging gains in operations during 2000.

         Reclamation activity at Kendall during 2000 will depend on governmental approval of the Company's reclamation plan and the availability of cash resources and could range from $0.4 million to $1.8 million. The Company expects that total costs to achieve mine closure will be approximately $2.8 million. The Company has accrued the expected reclamation costs at December 31, 1999, based upon its current estimate.

         Expenditures at the McDonald Gold Project (funded by Franco-Nevada) are expected to be approximately $0.8 million in 2000.

OTHER MATTERS:

McDonald Gold Project, Anti-Cyanide Mining Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new open-pit gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture plans to file a lawsuit in April 2000 against the State of Montana seeking to have I-137 deemed unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit will be based on, amongst others, (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 was enacted without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

Gold Prices and Hedging

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The Company's hedging program at the Briggs Mine as of December 31, 1999 consisted of forward contracts on 43,000 ounces at an average price of $286 per ounce. Subsequent to year-end, the Company increased its hedge position to 73,000 ounces at an average price of $298 per ounce. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with delivering physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates, thereby postponing delivery against forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties.


Environmental Regulation

         In 1995 the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one new central agency, the Department of Environmental Quality (DEQ). This agency is responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald Gold Project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project. Moreover, with the passage of I-137 in November, 1998, the Company cannot presently proceed with permitting and development of the McDonald Gold Project.

         The Kendall Mine operates under permits granted by the DEQ and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. Although the DEQ has approved the Company's plans related to recontouring, revegetation, drainage and dewatering, discussions of long-term water handling and heap closure methods continue. Moreover, in October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. The Company believes the bond amount greatly exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's action. The Company's estimate to achieve final mine closure may be impacted by the outcome of these pending matters.

         In September 1998, the DEQ issued a Notice of Violation and Administrative Order with respect to the Kendall Mine alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine is in violation of Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

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

Dividends

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company must maintain certain levels of working capital, tangible net worth, and leverage ratios after January 1, 2001 which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

ITEM 7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, and producer hedging. During the last five years, the average annual market price has fluctuated between $279 per ounce and $388 per ounce. Moreover, during 1999, gold prices declined to their lowest level in over two decades.

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of December 31, 1999, had entered into forward gold contracts on 43,000 ounces at an average price of $286 per ounce. Subsequent to year-end, the Company increased its hedge position to 73,000 ounces (approximately 84% of its anticipated production in 2000) at an average price of $298 per ounce. A forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 85% of its estimated production was delivered against the forward contracts, a $10 change in the price of gold would have an impact of approximately $0.1 million. Similarly, a hedge position of only 50% with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $0.4 million.

         There are certain market risks associated with commodity instruments. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. In addition, the Company could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price.

         In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. During 1998, $2.5 million of deferred income was recognized in operations based on the original expected settlement dates of the forward contracts. During 1999, $4.1 million of deferred income was recognized. The balance of $4.5 million will be recognized in 2000.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The proceeds on the liquidation was deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. During 1999, $1.3 million of deferred income was recognized. During 2000, $3.9 million of deferred income will be recognized with the balance of $0.3 million recognized in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million which will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

         At December 31, 1999, the market value of the Company's forward gold contracts was approximately $0.1 million less than contract value.

Interest Rates

         At December 31, 1999, the Company's debt was approximately $5.4 million, $5.3 million of which relates to the Briggs Mine.The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. During 1999, 1998, and 1997, respectively, the interest rate on the Company's cash loans for the Briggs Mine averaged 7.9%, 10.3%, and 10.2%, respectively. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at December 31, 1999.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants .......................................... 43
Consolidated Balance Sheets ................................................ 44
Consolidated Statements of Operations ...................................... 45
Consolidated Statement of Changes in Stockholders' Equity .................. 46
Consolidated Statements of Cash Flows ...................................... 47
Notes to Consolidated Financial Statements .............................. 49-66

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
March 9, 2000

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                                          December 31,
ASSETS                                                                                1999            1998
                                                                                   ------------    ------------
Cash and cash equivalents                                                          $    681,600    $  1,985,700
Restricted cash                                                                       2,211,900       4,887,200
Accounts receivable                                                                      18,800         173,800
Inventories                                                                           7,818,900       5,372,200
Prepaid and other assets                                                              1,168,700       1,165,000
                                                                                   ------------    ------------

     Total current assets                                                            11,899,900      13,583,900
                                                                                   ------------    ------------

Property and equipment, at cost
     Mining claims and leases                                                        21,594,000      24,508,100
     Producing properties                                                            51,300,600      51,124,700
     Other                                                                              841,600         994,200
                                                                                   ------------    ------------
                                                                                     73,736,200      76,627,000
     Accumulated depreciation and depletion                                         (18,582,400)    (11,639,500)
                                                                                   ------------    ------------
        Net property and equipment                                                   55,153,800      64,987,500
                                                                                   ------------    ------------

Other assets                                                                          4,177,500       3,300,300
                                                                                   ------------    ------------

       Total Assets                                                                $ 71,231,200    $ 81,871,700
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                   $  2,499,700    $  3,134,300
Notes payable - current                                                                  30,700      18,708,400
Accrued taxes, other than payroll and income                                             36,400          60,800
Accrued reclamation costs                                                             1,830,400         964,000
Deferred income                                                                       8,421,200       4,090,700
Other current liabilities                                                               840,500         961,700
                                                                                   ------------    ------------
     Total current liabilities                                                       13,658,900      27,919,900

Notes payable - long term                                                             5,336,900              --
Accrued reclamation costs                                                             2,386,100       2,704,900
Deferred income                                                                       2,769,200       4,489,500
Other noncurrent liabilities                                                          1,445,500       1,458,500
                                                                                   ------------    ------------
     Total Liabilities                                                               25,596,600      36,572,800
                                                                                   ------------    ------------

Commitments and contingencies (Note 9)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and out-
   standing: 46,497,500 at December 31, 1999 and 46,137,100 at December 31, 1998        465,000         461,400
Capital in excess of par value                                                       95,422,100      95,293,500
Deficit                                                                             (50,252,500)    (50,456,000)
                                                                                   ------------    ------------
     Total Stockholders' Equity                                                      45,634,600      45,298,900
                                                                                   ------------    ------------

     Total Liabilities and Stockholders' Equity                                    $ 71,231,200    $ 81,871,700
                                                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
     REVENUE
Sales                                                         $ 30,904,500    $ 35,246,600    $ 28,890,300
                                                              ------------    ------------    ------------

     EXPENSES
Cost of sales                                                   23,934,300      26,299,600      21,389,900
Depreciation, depletion, and amortization                        7,014,400       6,783,600       5,207,100
Selling, general and administrative                              1,146,400       3,274,200       3,242,500
Exploration costs                                                  185,800         552,400         202,000
Provision for site restoration                                     937,400              --       2,634,900
Abandonments and impairments of mineral properties                      --              --         305,900
Impairment of producing assets                                          --          19,700         215,900
                                                              ------------    ------------    ------------
                                                                33,218,300      36,929,500      33,198,200
                                                              ------------    ------------    ------------

     OTHER INCOME (EXPENSE)
Interest income                                                    150,800         196,900         375,600
Interest expense                                                  (704,600)     (1,504,100)     (1,442,900)
Gain on restructuring of gold loan                               3,108,200         919,700              --
Gain (loss) on asset disposals                                     (26,900)       (771,500)        343,000
Other                                                              (10,200)         (7,400)          9,900
                                                              ------------    ------------    ------------
                                                                 2,517,300      (1,166,400)       (714,400)
                                                              ------------    ------------    ------------

Income (loss) before extraordinary item and cumulative
   effect of changes in accounting principles                      203,500      (2,849,300)     (5,022,300)
Extraordinary loss on debt prepayments                                  --        (281,500)             --
Cumulative effect of changes in accounting principles                   --      (8,928,100)             --
                                                              ------------    ------------    ------------


Net income (loss)                                             $    203,500    $(12,058,900)   $ (5,022,300)
                                                              ============    ============    ============

Basic and diluted income (loss) per share:
   Income (loss) before extraordinary item and
      cumulative effect of changes in accounting principles   $         --    $      (0.06)   $      (0.13)
   Extraordinary loss on debt prepayments                               --    $      (0.01)             --
   Cumulative effect of changes in accounting principles                --    $      (0.19)             --
                                                              ------------    ------------    ------------
   Net loss                                                   $         --    $      (0.26)   $      (0.13)
                                                              ============    ============    ============

   Weighted average shares outstanding                          46,347,900      46,114,600      39,821,900
                                                              ============    ============    ============

Pro forma amounts assuming the discretionary change
   in accounting principle is applied retroactively
      Net income (loss)                                                 --              --    $ (6,553,300)
      Basis and diluted per share amounts                               --              --    $      (0.16)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY

For the years ended December 31, 1999, 1998, and 1997

                                                                 Capital
                                                Common Stock    in excess
                                    Shares         Amount      of par value     Deficit
                                 ------------   ------------   ------------   ------------
Balances, December 31, 1996        37,503,600   $    375,000   $ 81,440,400   ($33,374,800)


Issuance of stock and warrants      5,960,000         59,100     11,191,800             --
Exercise of stock options             153,500          2,100        367,200             --
Net (loss)                                 --             --             --     (5,022,300)
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1997        43,617,100        436,200     92,999,400    (38,397,100)

Issuance of stock                   2,520,000         25,200      2,294,100             --
Net (loss)                                 --             --             --    (12,058,900)
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1998        46,137,100        461,400     95,293,500    (50,456,000)

Issuance of stock and warrants        360,400          3,600        128,600             --
Net income                                 --             --             --        203,500
                                 ------------   ------------   ------------   ------------

Balances, December 31, 1999        46,497,500   $    465,000   $ 95,422,100   ($50,252,500)
                                 ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                              1999            1998            1997
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                       $    203,500    $(12,058,900)   $ (5,022,300)
                                                                          ------------    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss on debt prepayments                                         --         281,500              --
     Cumulative effect of changes in accounting principles                          --       8,928,100              --
     Depreciation, depletion, and amortization                               7,014,400       6,783,600       5,207,100
     Amortization of financing costs                                           160,000         209,900         228,600
     Abandonments and impairments of mineral properties                             --              --         305,900
     Provision for site restoration                                            937,400              --       2,634,900
     Impairment of producing assets                                                 --          19,700         215,900
     Provision for inventory obsolescence                                           --              --         266,500
     (Gain) loss on disposal of assets                                          26,900         771,500        (343,000)
     Other                                                                          --          50,000            (500)
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivables                            155,000        (317,700)       (171,900)
        Decrease (increase) in inventories                                  (2,446,700)         20,100      (2,224,800)
        Decrease (increase) in prepaid and other assets                      1,360,000      (1,256,400)     (1,597,300)
        Increase (decrease) in accounts payable and accrued liabilities       (286,000)       (779,200)      2,255,500
        Increase in deferred income                                             82,200       8,580,200              --
        Increase (decrease) in other liabilities                               (81,600)         45,000        (737,800)
        Increase (decrease) in restricted cash                                 275,300         (60,100)       (309,100)
                                                                          ------------    ------------    ------------
     Total adjustments                                                       7,196,900      23,276,200       5,730,000
                                                                          ------------    ------------    ------------

     Net cash provided by operating activities                               7,400,400      11,217,300         707,700
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                         (586,500)     (4,464,800)    (19,429,100)
  Proceeds on asset dispositions                                                64,800       6,587,500         373,600
  Production proceeds during mine development                                       --              --       3,289,900
  Decrease in restricted cash                                                  497,100              --         604,200
  Other                                                                             --              --           4,000
                                                                          ------------    ------------    ------------
   Net cash provided by (used in) investing activities                         (24,600)      2,122,700     (15,157,400)
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Issuance of stock                                                             56,200       2,207,500      11,612,500
  Proceeds from loans and restricted cash, net                                 135,000       1,204,000       4,296,100
  Proceeds from asset sales utilized (reserved) for debt payments            2,400,000      (2,400,000)             --
  Receipts from escrow account                                                      --             200              --
  Payments on debt                                                         (11,007,100)    (15,091,600)     (2,371,800)
  Payments on capital lease obligations                                       (264,000)       (220,400)       (157,200)
  Payments to collateralize letters of credit                                       --        (165,000)             --
                                                                          ------------    ------------    ------------
   Net cash provided by (used in) financing activities                      (8,679,900)    (14,465,300)     13,379,600
                                                                          ------------    ------------    ------------

Net decrease in cash and cash equivalents                                   (1,304,100)     (1,125,300)     (1,070,100)
Cash and cash equivalents, beginning of year                                 1,985,700       3,111,000       4,181,100
                                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year                                    $    681,600    $  1,985,700    $  3,111,000
                                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Supplemental disclosures of cash flow information:

1. The Company paid $543,500, $1,366,800, and $1,644,400 of interest during 1999, 1998, and 1997, respectively. No interest was capitalized during 1999 or 1998. Of the total interest paid during 1997, $543,600 was capitalized.

2.     The Company paid no income taxes during 1999, 1998, and 1997.

3. During 1999, the Company received $3.0 million in connection with a third party funding commitment, the proceeds of which are designated for restricted use in the maintenance and development of certain noncurrent assets. The Company initially reduced its carrying value of mining claims and leases upon receipt of the funds. At December 31, 1999, a balance of $2.5 million remained which is included in other assets on the Company's Balance Sheet.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $12,300, $1,326,300, and $97,600 were incurred for equipment in 1999, 1998, and 1997, respectively.

2. The Company converted a commodity based loan with a carrying amount of $7,727,200 to a cash loan in 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to the value of the commodity based loan on the conversion date.

3. The Company financed an equipment lease buy-out in the amount of $59,200 in 1999.

4. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets in 1999.

5. The Company issued 345,400 shares of common stock with a fair market value of $76,000 to certain creditors as payment for accounts payable during 1999.

6. The Company issued 50,000 shares of common stock which was valued at $106,200 in connection with the termination of a previous agreement to acquire an exploration property in 1997.

7. The Company executed a promissory note in the face amount of $475,000 ($434,300 discounted) as partial consideration to acquire an asset in 1997.

8. Certain stock options were exercised and paid for by tendering shares otherwise issuable in lieu of cash payment during 1997. Fair market value of the shares tendered was $39,900.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         NATURE OF OPERATIONS:

           Canyon Resources Corporation (the Company or Canyon) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing, operating and final closure of mining projects. The Company has gold production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals) in the western United States and in Latin America and Africa. The principal market for the Company's precious metals products are European-based bullion trading concerns. Until December 31, 1998, the Company also had industrial mineral production operations (diatomite and pumice) in the Western United States.

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

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: The consolidated financial statements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon De Panama, S.A.; CR Brazil Corporation; and its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. The Company applied equity accounting principles for its 40% ownership in Minera Hispaniola, S.A., a foreign corporation which was sold in 1998, and proportionately consolidates its interests in undivided interest joint ventures.

INTERCOMPANY BALANCES: All intercompany balances and transactions have been eliminated.

PRIOR PERIOD RECLASSIFICATIONS: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include amounts which are readily convertible into cash and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 1999 and 1998, a significant portion of its cash in two financial institutions.

RESTRICTED CASH: Cash held as collateral for letters of credit is classified based on the expected expiration of such facilities. Cash held as collateral for reclamation bonds is classified based on the expected release or use of such collateral. Cash held in trust and restricted to specific use is classified as current when expected to be used in current operations or noncurrent when expected to be used in the acquisition, maintenance, or development of noncurrent assets.

INVENTORIES: Processed ores and metal-in-process are stated at the lower of average cost or market. Materials and supplies are stated at cost.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

DEFERRED MINING COSTS: The Company, in order to more closely match expenses and revenues, capitalizes costs of overburden removal that are in excess of the estimated average pit strip ratio (ratio of waste tons mined to ore tons mined) over the pit life. When the actual strip ratio becomes less than the estimated average pit strip ratio, these costs are expensed.

MINING CLAIMS AND LEASES: All costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves (See Note 4). Gains or losses resulting from the sale or abandonment of properties are included in operations. Proceeds from sales of properties and earn-in arrangements in which the Company has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

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

IMPAIRMENTS: The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With respect to properties with proven reserves, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Properties with unproven reserves are assessed for impairment when changes in market conditions or other events occur and are measured based on fair value.

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

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

INTEREST CAPITALIZATION: Interest costs are capitalized as part of the historical cost of facilities and equipment.

EARNINGS PER SHARE: The Company computes earnings per share (EPS) by applying the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. The inclusion of potential common shares had no effect on per share amounts in 1999. As the Company reported net losses in 1998 and 1997, inclusion of potential common shares would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for all periods presented. At December 31, 1999, 1998, and 1997, respectively, there were potential common shares outstanding of 2,709,200, 4,889,000 and 5,106,500, respectively.

COMPREHENSIVE INCOME: The provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

in debt and equity securities. The Company has no items of other comprehensive income in any period presented in the accompanying financial statements.

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

5.         RESTRICTED CASH:

           Restricted cash consisted of the following at December 31:


                                                               1999         1998
                                                            ----------   ----------
Collateral for Letter of Credit (a)                         $  249,000   $2,118,000
Collateral for reclamation bond (a)                          1,869,000           --
Seven-Up Pete Venture funding commitment (b)                 2,502,900           --
Proceeds from asset sales reserved for debt payments  (c)           --    2,400,000
Unexpended proceeds from gold sales (d)                         93,900      369,200
                                                            ----------   ----------
                                                            $4,714,800   $4,887,200
Current portion                                              2,211,900    4,887,200
                                                            ----------   ----------
Noncurrent portion *                                        $2,502,900   $       --
   *Included in other assets                                ==========   ==========

        (a) In connection with the issuance of certain bonds for the performance of reclamation obligations at the Kendall Mine, Briggs Mine, and McDonald Gold Project, a bank Letter of Credit was provided in favor of the Sureties as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash. In September 1999, $1,869,000 was transferred directly to the Sureties as full and continuing collateral for the Kendall Mine reclamation bond and the bank Letter of Credit was correspondingly reduced to $249,000. The Letter of Credit will expire no earlier than December 31, 2000, and at the bank's option, may be renewed for successive one-year periods.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      RESTRICTED CASH, (CONTINUED):

        (b) In September 1999, the Seven-Up Pete Venture received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana as a result of the passage of the anti-cyanide initiative, I-137. In addition, a replacement reclamation bond in the amount of $0.5 million was provided for the McDonald Gold Project (See Note 7).

        (c) In connection with the sale of the Company's industrial minerals assets on December 31, 1998, certain proceeds were required to be utilized for debt reduction on the Briggs Mine loan facility (See
               Note 8).

        (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

6.      INVENTORIES:

        Inventories consisted of the following at December 31:

                                                  1999         1998
                                               -----------  -----------
                  Gold-in-process (a)          $ 7,314,200  $ 4,962,200
                  Materials and supplies           504,700      410,000
                                               -----------  -----------
                                               $ 7,818,900  $ 5,372,200
                                               ===========  ===========

                  (a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

7.       MINING CLAIMS AND LEASES:

         The carrying value of the Company's mining claims and leases consists of the following components at December 31:


                                                  1999         1998
                                               -----------  -----------
                  Mining Property:
                    McDonald                   $15,961,400  $18,769,400
                    Seven-Up Pete                5,175,000    5,175,000
                    Exploration Properties         457,600      563,700
                                               -----------  -----------
                                               $21,594,000  $24,508,100
                                               ===========  ===========

Feasibility studies on the McDonald and Seven-Up Pete properties located in Montana indicate sufficient mineable reserves that, with subsequent development, would allow the Company to ultimately recover its carrying values (See Note 9(e)).

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       MINING CLAIMS AND LEASES, (CONTINUED):

         In September 1999, the Company entered into a contract with Franco-Nevada Mining Corporation, Inc. (Franco-Nevada) which provided $3.5 million of funding ($3.0 million cash and a commitment to maintain an existing $0.5 million reclamation bond) for the Seven-Up Pete Venture (Venture). The funding was provided to allow the Venture to maintain its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana and the Montana Department of Environmental Quality as a result of implementation of the anti-cyanide initiative, I-137 (See Note 9(e)). As consideration for the financing, Franco-Nevada will receive a four percent net smelter returns royalty from any mineral production from the properties of the Venture or, alternatively, one-third of any proceeds received by the Venture resulting from a successful takings lawsuit. Upon receipt of this funding, the Company reduced the carrying value of its mining claims and leases by $3.0 million.

8.       NOTES PAYABLE:

         Notes payable consisted of the following at:


                                                 DECEMBER 31,  DECEMBER 31,
                                                     1999          1998
                                                 ------------  ------------
Briggs Facility (a)
  o  Gold Loan                                   $         --  $ 18,058,400
  o  Cash Loans                                     5,199,200            --
  o  Credit Line                                      135,000       650,000
Caterpillar Finance                                    33,400
                                                 ------------  ------------
                                                 $  5,367,600  $ 18,708,400
Current portion (1)                                    30,700    18,708,400
                                                 ------------  ------------
Notes Payable - Noncurrent                       $  5,336,900            --
                                                 ============  ============


             (1) At December 31, 1998, the Company was not in compliance with certain covenants of the Briggs loan facility. The covenant violations constituted events of default and the lenders could, by notice to the Company, terminate the commitment and declare all amounts immediately due and payable. Accordingly, the Company classified all of the debt as current on its Balance Sheet at December 31, 1998. In June 1999, the Company reached an agreement with the lenders to restructure the facility, the terms of which included (i) waivers for all outstanding covenant violations, (ii) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million, (iii) utilizing the forward liquidation proceeds to reduce the gold loan debt by 20,506 ounces, (iv) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws will expire on December 31, 2000),
             (v) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis, and (vi) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine (as defined) and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      NOTES PAYABLE, (CONTINUED):

(a) On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and initially included three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions,the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

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

        In August, 1998, the loan facility was further restructured as follows:
        (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds for further debt reduction); (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces. As a result of the restructuring of the gold loan, the Company recognized a gain of $919,700. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998.

        During 1999, in connection with the August 1998 restructuring as previously described, the Company contributed $2.4 million to CR Briggs Corporation which was used to pay off a credit line amount of $650,000 and reduce the gold loan principal by 6,117 ounces. Additionally, in connection with the June 1999 restructuring, the gold loan principal was reduced by 20,506 ounces. As a result of the restructuring of the gold loan, the Company recognized a gain of $3,108,200. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1999.

        On June 30, 1999, the Company converted its then remaining gold loan debt of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce to fair market value of $261.10 per ounce. The gain of

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        8.   NOTES PAYABLE, (CONTINUED):

             $2,528,000 associated with the conversion will be deferred and recognized in operations over the original gold loan repayment schedule.

             The following table summarizes principal and interest payments and weighted average interest rates on the loan facility:


                                              1999          1998          1997
                                          ------------   -----------   -----------
Principal payments
          Gold loan
             o   Ounces                         26,623        13,057         4,832
             o   Monetized amount         $ 10,331,100   $ 5,066,700   $ 1,875,000
          Cash loans                      $    650,000   $ 8,700,000   $   300,000

Interest payments
          Gold loan
             o   Ounces                            715         2,481         2,437
             o   Market value             $    194,800   $   730,700   $   787,800
          Cash loans                      $    207,700   $   390,900   $   767,000

Weighted average interest rates
          Gold loan                                2.5%          3.5%          3.4%
          Cash loans                               7.9%         10.3%         10.2%
                                          ============   ===========   ===========

(b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payment over two years at an interest rate of 8.5%. During 1999, principal and interest payments of $25,800 and $3,700, respectively, were made.

         Maturities of notes payable over the next five years are as follow:

                 2000          2001          2002          2003          2004         Total
              ----------    ----------    ----------    ----------    ----------   -----------
              $   30,700    $2,669,800    $2,667,100            --            --   $ 5,367,600

9.       COMMITMENTS AND CONTINGENCIES:

(a)      Site Restoration Costs:

         Reclamation spending at the Kendall Mine for 1999, 1998, and 1997 was $0.8 million, $1.1 million, and $1.8 million, respectively. During 1999 the Company recorded an additional charge of $0.9 million based on a fourth quarter update to costs associated with final reclamation, water quality

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES, (CONTINUED):

         compliance, and long-term monitoring requirements. Costs to date total $6.3 million and the Company's estimate of total costs to achieve mine closure is $9.1 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. The Company believes the bond amount greatly exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's action.

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

(b)      Lease Commitments:

         The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine. At December 31, 1999, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

                 2000          2001          2002          2003          2004         Total
              ----------    ----------    ----------    ----------    ----------   -----------
              $1,223,100    $1,023,200    $  810,700            --            --   $ 3,057,000

         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $196,500 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $79,400 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 9.      COMMITMENTS AND CONTINGENCIES, (CONTINUED):

         patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $18,600 annually.

         Lease costs included in cost of goods sold for the years ended December 31, 1999, 1998 and 1997 were $1,983,800; $2,307,100; and $2,072,300, respectively. The aforementioned amounts do not include lease costs capitalized during the development stage of the Briggs Mine during part of 1997. Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 1999, 1998 and 1997, was $85,000; $120,300; and $120,300, respectively.

         Property and equipment includes equipment with a cost and accumulated amortization of $1,915,700 and $750,300, respectively, at December 31, 1999 and $1,956,900 and $487,100, respectively, at December 31, 1998, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

               2000                                              $    436,400
               2001                                                   316,100
               2002                                                   280,400
               2003                                                   385,900
               2004                                                        --
                                                                 ------------
               Total                                                1,418,800
               Less amounts representing interest                     225,500
                                                                 ------------
               Present value of minimum lease payments              1,193,300
               Less current obligations                               336,200
                                                                 ------------
               Long-term obligations under capital lease         $    857,100
                                                                 ============

(c)      Surety Bonds - Collateral Commitment

         During 1999, in response to a demand for an increase in collateral by the Sureties who issued certain bonds for the performance of reclamation obligations and other contingent matters, the Company has
         (i) agreed to make cash deposits with the Sureties totalling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001 and (ii) granted a security interest in favor of the Sureties in 28,000 acres of real property mineral interests in Montana.

(d)      Contingent Liability:

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES, (CONTINUED):

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

(e)      Other Contingent Matters:

         On September 24, 1998, the Montana Department of Natural Resources
         (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has appealed the action of the DNRC in an administrative hearing process under the state's Administrative Procedures Act, and believes that it will prevail. The leases continue in effect during this appeal. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

         In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture plans to file a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit will be based on, amongst others, (i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days, and (ii) due process considerations, in that I-137 was enacted without any compelling public policy interest,

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES, (CONTINUED):

         since environmental safety concerns are well protected and monitored with existing laws and regulations. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

10.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

         The Company sold its gold and silver production predominantly to two customers during 1999, 1998 and 1997. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

         The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 11) in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

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

11.      PRICE PROTECTION ARRANGEMENTS:

         At December 31, 1999, 43,000 ounces of the Briggs Mine production was hedged with forward contracts totaling 43,000 ounces at an average price of $286 per ounce. Subsequent to year-end, the Company increased its hedge position to 73,000 ounces at an average price of $298 per ounce.

12.      DEFERRED INCOME:

         In May, 1998, the Company liquidated a gold hedge position consisting of forward contracts on 105,900 ounces which resulted in proceeds of $11.1 million. For the years ended December 31, 1999 and 1998, deferred income of $4.1 million and $2.5 million, respectively, were recognized in operations based on the original expected settlement dates of the forward contracts. During 2000, the balance of $4.5 million will be recognized.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The proceeds on the liquidation was deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. For the year ended December 31, 1999, $1.3 million of the deferred income was recognized. During 2000, $3.9 million of the deferred income will be recognized with the balance of $0.3 million recognized in 2001.

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000 which will be deferred and recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      DEFERRED INCOME (CONTINUED):

         The Company's overall deferred income balance at December 31, 1999 will be recognized in operations as follows:

                                                      $ MM
                        ------------------------------------------------------------------
                        2000                  2001                2002               Total
                        ----                  ----                ----               -----
                        $8.4                  $1.5                $1.3               $11.2
                        ====                  ====                ====               =====

13.      INCOME TAXES:

         The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Accounting Standards No.
109. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. The Company has significant deferred tax assets in the form of operating loss carryforwards; however, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. During 1999, the valuation allowance was reduced by $1,167,500. During 1998 and 1997, the valuation allowance increased by $4,231,400, and $1,211,500, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

         Deferred tax assets and liabilities were comprised of the following at December 31, 1999, and December 31, 1998:

                                                                 December 31, 1999   December 31, 1998
                                                                 =================   =================
DEFERRED TAX ASSETS
  Reserve for mine reclamation                                   $       1,770,900           1,540,900
  Inventories                                                            2,116,500           1,680,400
  Net Operating Loss Carryforwards                                      19,597,200          20,759,700
  Other                                                                  1,419,300           1,414,800
                                                                 -----------------   -----------------
       Total Gross Deferred Tax Assets                                  24,903,900          25,395,800
  Valuation Allowance                                                  (20,099,100)        (21,266,600)
                                                                 -----------------   -----------------
  Net Deferred Tax Assets                                        $       4,804,800           4,129,200
                                                                 -----------------   -----------------

DEFERRED TAX LIABILITIES
  Net PP&E (writedowns, depreciation/depletion
  and exploration/development expenditures)                      $      (4,311,300)  $      (3,019,500)
  Deferred Stripping                                                      (493,500)         (1,109,700)
                                                                 -----------------   -----------------
                                                                 $      (4,804,800)  $      (4,129,200)
                                                                 -----------------   -----------------
NET DEFERRED INCOME TAX ASSET (LIABILITY)                        $              --   $              --
                                                                 =================   =================

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES (CONTINUED):

         There was no current or deferred provision for income taxes for the years ended December 31, 1999, 1998, and 1997. The current provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                                                                 1999          1998           1997
                                                               ---------   ------------   ------------
         Tax at Statutory Rate of 34%                          $  69,200   $ (4,100,000)  $ (1,707,600)
         Net Operating Loss (With) Without Tax Benefit         $ (69,200)     4,100,000      1,707,600
                                                               ---------   ------------   ------------
                                                               $      --   $         --   $         --
                                                               =========   ============   ============

         At December 31, 1999, the Company had net operating loss carryforwards for regular tax purposes of approximately $54,089,100 and approximately $39,831,100 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2004 through 2019.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 1999, $800,500 remains subject to Section 382 limitations.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments approximate carrying values at December 31, 1999, and December 31, 1998. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

RESTRICTED CASH: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

LONG-TERM DEBT: Carrying values approximate fair values estimate based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

15.      STOCK OPTIONS

         The Company adopted an Incentive Stock Option Plan on April 12, 1982, as amended (the Plan), whereby options to purchase shares of the Company's common stock may be granted to employees of the Company, including those who are also directors of the Company, or subsidiary corporations in which the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      STOCK OPTIONS (CONTINUED):

market price of the Company's common stock at the date of grant for employees who own 10% or less of the total voting stock of the Company; and 110% of the market price of the Company's common stock at the date of grant for employees who own more than 10% of the Company's voting stock. Options granted can have a term no longer than 10 years and are first exercisable at dates determined at the discretion of the Company's Board of Directors.

         Incentive stock option activity during 1999, 1998, and 1997 was as follows:

                                      1999                           1998                           1997
                           -----------------------------------------------------------------------------------------
                                           Weighted                       Weighted                        Weighted
                              Amount     Average Price      Amount      Average Price      Amount      Average Price
                           ------------  -------------   ------------   -------------   ------------   -------------
   Outstanding,
   beginning of year          2,143,700      $ 1.62         2,191,200       $ 2.25         2,005,000       $ 2.50
   Granted                       42,000      $ 0.25           486,000       $ 0.25           511,000       $ 1.33
   Exercised                         --          --                --           --          (113,400)      $ 1.66
   Forfeited                   (476,200)     $ 1.84          (307,700)      $ 2.47          (211,400)      $ 2.66
   Expired                     (158,500)     $ 1.80          (226,500)      $ 3.69                --           --
                           ------------                   -----------                   ------------
   Outstanding,
   end of year                1,551,000      $ 1.49         2,143,700       $ 1.62         2,191,200       $ 2.25
                           ============                  ============                   ============
   Exercisable,
   end of year                1,095,000      $ 1.97         1,184,200       $ 2.29         1,333,200       $ 2.51
                           ============                  ============                   ============

         A summary of the outstanding incentive stock options as of December 31, 1999, follows:


                 Range of             Amount     Weighted Average Remaining   Weighted Average
              Exercise Prices      Outstanding        Contractual Life         Exercise Price
            --------------------  -------------  --------------------------   ----------------
              Less than $ 1.00          483,000          4.0 years                 $ 0.25
            --------------------  -------------  --------------------------   ----------------
               $ 1.00 - $ 1.99          409,500          2.9 years                 $ 1.29
            --------------------  -------------  --------------------------   ----------------
               $ 2.00 - $ 2.99          436,500          1.3 years                 $ 2.29
            --------------------  -------------  --------------------------   ----------------
               $ 3.00 or more           222,000          2.0 years                 $ 3.00
            ====================  =============  ==========================   ================

         At December 31, 1999 there were 2,014,200 shares reserved for future issuance under the Plan.

         On March 20, 1989, the Company's Board of Directors approved the adoption of a Non-Qualified Stock Option Plan (the Non-Qualified Plan). Under the Non-Qualified Plan, the Board of Directors may

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      STOCK OPTIONS (CONTINUED):

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

         During 1999, options to purchase 700,000 shares of common stock were granted to certain key employees at an exercise price equal to the fair market value of the Company's common stock on the grant date. The grants are immediately exercisable and have a five-year term.

         Non-qualified stock option activity during 1999, 1998, and 1997 was as follows:


                                      1999                           1998                           1997
                           -----------------------------------------------------------------------------------------
                                           Weighted                       Weighted                        Weighted
                              Amount     Average Price      Amount      Average Price      Amount      Average Price
                           ------------  -------------   ------------   -------------   ------------   -------------
   Outstanding,
   beginning of year            150,000      $ 2.42           320,000      $ 2.88            260,000       $ 2.54

   Granted                      780,000      $ 0.24            40,000      $ 0.81            140,000       $ 3.00

   Exercised                         --          --                --          --            (40,000)      $ 2.39

   Forfeitures                  (40,000)     $ 2.30          (150,000)     $ 2.67            (40,000)      $ 2.72

   Expirations                  (10,000)     $ 2.19           (60,000)     $ 3.19                 --           --
                           ------------                  ------------                   ------------

   Outstanding,
   end of year                  880,000      $ 0.50           150,000      $ 2.42            320,000       $ 2.88
                           ============                  ============                   ============

   Exercisable,
   end of year                  850,000      $ 0.51           120,000      $ 2.83            180,000       $ 2.80
                           ============                  ============                   ============

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      STOCK OPTIONS (CONTINUED):

         A summary of the outstanding non-qualified stock options as of December 31, 1999, follows:

                 Range of             Amount     Weighted Average Remaining   Weighted Average
              Exercise Prices      Outstanding        Contractual Life         Exercise Price
            --------------------  -------------  --------------------------   ----------------
              Less than $ 1.00          800,000          4.8 years                 $ 0.25
            --------------------  -------------  --------------------------   ----------------
               $ 1.00 - $ 1.99               --                 --                     --
            --------------------  -------------  --------------------------   ----------------
               $ 2.00 - $ 2.99           10,000          0.3 years                 $ 2.06
            --------------------  -------------  --------------------------   ----------------
               $ 3.00 or more            70,000          2.3 years                 $ 3.04
            ====================  =============  ==========================   ================

         At December 31, 1999, there were 568,400 shares reserved for future issuance under the Non-Qualified Plan.

         The Company measures compensation cost as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). No compensation cost has been recognized in the financial statements as the exercise price of all option grants is at least equal to 100% of the market price of the Company's common stock at the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS 123, the following pro forma net loss and per share amounts would have been recorded:

                                                      1999          1998          1997
                                                    ---------   ------------   -----------
        Net income (loss)
             o  As reported                         $ 203,500   $(12,058,900)  $(5,022,300)
             o  Pro Forma                             (30,600)  $(12,339,800)  $(5,506,300)


        Basic and diluted income (loss) per share
             o  As reported                         $      --   $      (0.26)  $     (0.13)
             o  Pro Forma                           $      --   $      (0.27)  $     (0.14)
                                                    =========   ============   ===========

         The weighted average fair value for options granted in 1999, 1998 and 1997 was $0.16 per share, $0.14 per share, and $0.72 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCK OPTIONS, (CONTINUED)


                                                   1999         1998         1997
                                                 --------     --------     --------
Expected volatility
     o Incentive Stock Options                       92.5%        91.0%        75.2%
     o Non-Qualified Stock Options                   77.0%        79.3%        80.3%
                                                 --------     --------     --------
Expected option term
     o  Incentive Stock Options                   3 years      3 years      3 years
     o  Non-Qualified Stock Options               5 years      5 years      5 years
                                                 --------     --------     --------

Weighted average risk-free interest rate
     o  Incentive Stock Options                       5.9%         4.5%         5.8%
     o  Non-Qualified Stock Options                   6.1%         5.6%         6.5%
                                                 --------     --------     --------

Forfeiture rate
     o  Incentive Stock Options                        -- (1)       15%          15%
     o  Non-Qualified Stock Options                     5%          --           --
                                                 ========     ========     ========

    (1)  Incentive Stock Option grants in 1999 were immediately exercisable.


16.      WARRANTS:

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

17.      SUBSEQUENT EVENT:

         On February 10, 2000 the Company's shareholders, at a special meeting of shareholders, approved an alternate capital restructuring proposal for a reverse split of common stock. The approval authorized the Board of Directors of the Company, at its discretion, to implement a 1/2.5, a 1/4, or a 1/5 reverse split of shares of common stock and a reduction of the Company's authorized shares of common stock from 100 million to 50 million and elimination of the Company's authorized preferred stock at any time within the next 23 months, until January 14, 2002. On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split, reduce the Company's authorized shares of common stock to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise price in accord with the 1/4 reverse split. These actions are anticipated to be effective on March 24, 2000.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997

         Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements

(b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 70 to 71. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

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

4.3      Warrant Agreement dated March 20, 1996, by and between the Company and
         American Securities Transfer, Inc. (5)

4.4      Rights Agreement dated March 20, 1997, between Canyon Resources
         Corporation and American Securities Transfer & Trust, Inc. (6)

10.1     Change of Control Agreements, dated December 6, 1991, between the
         Company and Richard H. De Voto, Gary C. Huber and William W. Walker (4)

10.2     Loan Agreement dated December 6, 1995, among CR Briggs Corporation as
         Borrower and Banque Paribas as Agent (5)

10.2.1 Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)

10.2.2 Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)

10.2.3*  Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among
         CR Briggs Corporation and Banque Paribas as Agent

10.3 Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (5)

10.4     Purchase Agreement dated September 25, 1997, between Phelps Dodge
         Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

10.4.1*  Second Amendment and Supplement to Purchase Agreement dated September
         17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and
         Canyon Resources Corporation, and Seven-Up Pete Joint Venture

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

(9)      Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits
         10.2.1 and 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      CANYON RESOURCES CORPORATION


Date:    March 23, 2000               /s/ Richard H. De Voto
                                      -----------------------------------------
                                      Richard H. De Voto
                                      Principal Executive Officer


Date:    March 23, 2000               /s/ Gary C. Huber
                                      -----------------------------------------
                                      Gary C. Huber
                                      Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:    March 23, 2000               /s/ Richard H. De Voto
                                      -----------------------------------------
                                      Richard H. De Voto, Director


Date:    March 23, 2000               /s/ Gary C. Huber
                                      -----------------------------------------
                                      Gary C. Huber, Director


Date:    March 23, 2000               /s/ Leland O. Erdahl
                                      -----------------------------------------
                                      Leland O. Erdahl, Director


Date:    March 23, 2000               /s/ Richard F. Mauro
                                      -----------------------------------------
                                      Richard F. Mauro, Director

                                 EXHIBIT INDEX


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

4.3      Warrant Agreement dated March 20, 1996, by and between the Company and
         American Securities Transfer, Inc. (5)

4.4      Rights Agreement dated March 20, 1997, between Canyon Resources
         Corporation and American Securities Transfer & Trust, Inc. (6)

10.1     Change of Control Agreements, dated December 6, 1991, between the
         Company and Richard H. De Voto, Gary C. Huber and William W. Walker (4)

10.2     Loan Agreement dated December 6, 1995, among CR Briggs Corporation as
         Borrower and Banque Paribas as Agent (5)

10.2.1 Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)

10.2.2 Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)

10.2.3*  Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among
         CR Briggs Corporation and Banque Paribas as Agent

10.3 Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (5)

10.4     Purchase Agreement dated September 25, 1997, between Phelps Dodge
         Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

10.4.1*  Second Amendment and Supplement to Purchase Agreement dated September
         17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and
         Canyon Resources Corporation, and Seven-Up Pete Joint Venture

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

(9)      Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits
         10.2.1 and 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.