Form 10-Q
period 2000-03-31
CANYON RESOURCES CORP
filed 2000-05-15
CIK 739460

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

                              ---------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended March 31, 2000
                                       or
                    [ ] Transition Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                      Act of 1934 For the transition period
                          from __________ to __________


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,627,241 shares of the Company's Common Stock were outstanding as of May 1, 2000.


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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999.


      Consolidated Balance Sheets......................................................Page 3

      Consolidated Statements of Operations ...........................................Page 4

      Consolidated Statements of Cash Flows............................................Page 5-6

      Notes to Interim Consolidated Financial Statements...............................Page 7-14


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .........................................Page 15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..................................................................Page 18

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     March 31,        December 31,
                                                                       2000              1999
                                                                    ------------      ------------
ASSETS

Cash and cash equivalents                                           $    585,000      $    681,600
Restricted cash                                                        2,511,700         2,211,900
Accounts receivable                                                       18,500            18,800
Inventories                                                            6,997,500         7,818,900
Prepaid and other assets                                               1,402,300         1,168,700
                                                                    ------------      ------------
   Total current assets                                               11,515,000        11,899,900
                                                                    ------------      ------------

Property and equipment, at cost
   Mining claims and leases                                           21,859,100        21,594,000
   Producing properties                                               51,432,900        51,300,600
   Other                                                                 841,600           841,600
                                                                    ------------      ------------
                                                                      74,133,600        73,736,200
   Accumulated depreciation and depletion                            (21,215,400)      (18,582,400)
                                                                    ------------      ------------
     Net property and equipment                                       52,918,200        55,153,800

Other Assets                                                           3,984,400         4,177,500
                                                                    ------------      ------------

     Total Assets                                                   $ 68,417,600      $ 71,231,200
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $  2,730,500      $  2,499,700
Notes payable - current                                                  692,700            30,700
Accrued taxes, other than payroll and income                              25,700            36,400
Accrued reclamation costs                                              1,830,400         1,830,400
Deferred income                                                        6,930,300         8,421,200
Other accrued liabilities                                                768,400           840,500
                                                                    ------------      ------------
   Total current liabilities                                          12,978,000        13,658,900

Notes payable - long term                                              4,667,500         5,336,900
Accrued reclamation costs                                              2,363,900         2,386,100
Deferred income                                                        2,211,900         2,769,200
Other noncurrent liabilities                                           1,372,100         1,445,500
                                                                    ------------      ------------
     Total Liabilities                                                23,593,400        25,596,600

Commitments and contingencies (Note 7)

Common stock ($.01 par value) 100,000,000 shares authorized and
     46,497,500 issued and outstanding at December 31, 1999;
     50,000,000 shares authorized and 11,627,200 issued and
     outstanding at March 31, 2000                                       116,300           465,000
Capital in excess of par value                                        95,773,300        95,422,100
Deficit                                                              (51,065,400)      (50,252,500)
                                                                    ------------      ------------
     Total Stockholders' Equity                                       44,824,200        45,634,600
                                                                    ------------      ------------
     Total Liabilities and Stockholders' Equity                     $ 68,417,600      $ 71,231,200
                                                                    ============      ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               Three months ended March 31,
                                                  2000              1999
                                              ------------      ------------
     REVENUE
Sales                                         $  8,846,300      $  7,335,700
                                              ------------      ------------

     EXPENSES
Cost of sales                                    6,614,000         5,880,600
Depreciation, depletion, and amortization        2,625,200         1,617,500
Selling, general and administrative                310,400           352,400
Exploration costs                                    6,700            32,900
                                              ------------      ------------
                                                 9,556,300         7,883,400
                                              ------------      ------------
     OTHER INCOME (EXPENSE)
Interest income                                     40,900            45,300
Interest expense                                  (189,200)         (194,500)
Gain on restructuring of gold loan                      --           339,300
Gain (loss) on asset disposals                      44,200           (26,800)
Other                                                1,200             3,500
                                              ------------      ------------
                                                  (102,900)          166,800
                                              ------------      ------------


Net loss                                      $   (812,900)     $   (380,900)
                                              ============      ============


Basic and diluted loss per share(1):          $      (0.07)     $      (0.03)
                                              ============      ============

Weighted average shares outstanding(1)          11,626,400        11,535,500
                                              ============      ============

(1) Adjusted for the Company's 1/4 reverse split of common stock.


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        Three months ended March 31,
                                                                            2000            1999
                                                                        -----------      -----------
Cash flows from operating activities:
  Net loss                                                              $  (812,900)     $  (380,900)
                                                                        -----------      -----------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and depletion                                            2,625,200        1,617,500
    Amortization of financing costs                                          44,800           44,500
    (Gain) loss on asset dispositions                                       (44,200)          26,800
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                             300           79,600
    (Increase) decrease in inventories                                      821,400         (248,700)
    Increase in prepaid and other assets                                   (351,700)        (227,200)
    (Decrease) increase in accounts payable and accrued liabilities         158,700         (359,600)
    Decrease in deferred income                                          (2,048,200)      (1,195,900)
    Decrease in other liabilities                                           (22,200)         (75,000)
    (Increase) decrease in restricted cash                                 (254,100)         149,400
                                                                        -----------      -----------

    Total adjustments                                                       930,000         (188,600)
                                                                        -----------      -----------

    Net cash provided by (used in) operating activities                     117,100         (569,500)
                                                                        -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment                                      (366,200)        (124,800)
  Proceeds from asset sales                                                  44,200           22,200
  Increase in prepaid assets                                               (329,400)              --
  Decrease in restricted cash                                               550,100               --
                                                                        -----------      -----------

   Net cash used in investing activities                                   (101,300)        (102,600)
                                                                        -----------      -----------

Cash flows from financing activities:
  Issuance of stock, net                                                      2,500           56,200
  Proceeds from asset sales utilized for debt payments                           --        1,650,000
  Payments on debt                                                           (7,400)      (1,989,300)
  Payments on capital lease obligations                                    (107,500)         (76,900)
                                                                        -----------      -----------

    Net cash used in financing activities                                  (112,400)        (360,000)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                   (96,600)      (1,032,100)
Cash and cash equivalents, beginning of year                                681,600        1,985,700
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $   585,000      $   953,600
                                                                        ===========      ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

Supplemental disclosures of cash flow information:

1. The Company paid $147,000 of interest during the first three months of 2000, and $150,400 during the corresponding period of 1999.

2. The Company paid no income taxes during the first three months of 2000 nor the corresponding period of 1999.

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

     On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split of the Company's common stock, reduce the Company's authorized shares of common stock from 100 million to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise price in accord with the 1/4 reverse split. These actions were effective on March 24, 2000. An amount equal to the $0.01 par value of the shares no longer outstanding has been transferred from common stock to additional paid-in capital.

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

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of the SAB. Its effect on the Company's financial position or results of operations has not yet been determined.

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

2.   INTERIM RESULTS:

     The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

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

4.   RESTRICTED CASH:

     Restricted cash consisted of the following:

                                                  MARCH 31,    DECEMBER 31,
                                                    2000            1999
                                                 ----------    ------------
     Collateral for Letter of Credit (a)         $  249,000     $  249,000
     Collateral for reclamation bond (b)          1,869,000      1,869,000
     Seven-Up Pete Venture funds (c)              1,907,100      2,502,900
     Unexpended proceeds from gold sales (d)        393,700         93,900
                                                 ----------     ----------
                                                  4,418,800      4,714,800
     Current portion                              2,511,700      2,211,900
                                                 ----------     ----------
     Noncurrent portion*                         $1,907,100     $2,502,900
                                                 ==========     ==========
        *Included in other assets



     (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


4.   RESTRICTED CASH: (CONTINUED)

          was provided in favor of the Sureties as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2000, and at the bank's option, may be renewed for successive one-year periods.

     (b) Held directly by the Sureties as full collateral for the Kendall Mine reclamation bond.

     (c) Funds remaining from a September 1999 transaction in which the Seven-Up Pete Venture received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana as a result of the passage of the anti-cyanide initiative, I-137.

     (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

5.   INVENTORIES:

     Inventories consisted of the following at:

                                      MARCH 31,    DECEMBER 31,
                                        2000           1999
                                     ----------    ------------
          Gold-in-process (a)        $6,480,400     $7,314,200
          Materials and supplies        517,100        504,700
                                     ----------     ----------
                                     $6,997,500     $7,818,900
                                     ==========     ==========

     (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


6.   NOTES PAYABLE:

     Notes payable consisted of the following at:

                                          MARCH 31,    DECEMBER 31,
                                            2000           1999
                                         ----------    ------------
          Briggs Facility (a)
             o Cash Loan                 $5,199,200     $5,199,200
             o Credit Line                  135,000        135,000
          Caterpillar Finance (b)            26,000         33,400
                                         ----------     ----------
                                         $5,360,200     $5,367,600
          Current portion                   692,700         30,700
                                         ----------     ----------
          Notes Payable - Noncurrent     $4,667,500     $5,336,900
                                         ==========     ==========

     (a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility included $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. The dollar loans were paid-off during the second quarter of 1998 and the gold loan was converted to a cash loan on June 30, 1999. During the second quarter of 1999, a $0.6 million credit line was established for capital expenditures and working capital needs.

          The following table summarizes principal and interest payments and weighted average rates on the loan facility.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


6.   NOTES PAYABLE: (CONTINUED)

                                             Three Months    Three Months
                                                Ended           Ended
                                            March 31, 2000  March 31, 1999
                                            --------------  --------------
          Principal payments
            Gold loan
               o Ounces                               --           3,451
               o Monetized amount                     --      $1,339,300
            Cash loans                                --      $  650,000

          Interest payments
            Gold loan
               o Ounces                               --             407
               o Market value                         --      $  114,300
            Cash loans                        $  115,500      $    2,000

          Weighted average interest rates
            Gold loan                                 --             2.7%
            Cash loans                               8.6%            8.0%

     (b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payments over two years at an interest rate of 8.5%. During the first quarter of 2000, principal and interest payments of $7,400 and $700, respectively, were made.

7.   COMMITMENTS AND CONTINGENCIES:

     (a)  Site Restoration Costs

          Reclamation spending at the Kendall Mine for the first three months of 2000 was $161,200. For the comparable period of 1999, spending totaled $192,100.

          The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. The Company believes the DEQ bond request amount greatly exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     (b)  Surety Bonds - Collateral Commitment

          During 1999, in response to a demand for an increase in collateral by the Sureties who issued certain bonds for the performance of reclamation obligations and other contingent matters, the Company has
          (i) agreed to make cash deposits with the Sureties totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001 and (ii) granted a security interest in favor of the Sureties in 28,000 acres of real property mineral interests in Montana.

     (c)  Contingent Liability:

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

     (d)  Other Contingent Matters:

          On September 24, 1998, the Montana Department of Natural Resources
          (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has appealed the action of the DNRC in an administrative hearing process under the state's Administrative Procedures Act, and believes that it will prevail. The leases continue in effect during this appeal. It is the Company's position that the permitting process has been

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

          interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

          In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws related to the Kendall minesite. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

          In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines which use open-pit mining methods and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

8.   PRICE PROTECTION ARRANGEMENTS:

     At March 31, 2000, 72,000 ounces of the Briggs Mine production was hedged with forward contracts at an average price of approximately $300 per ounce.

9.   DEFERRED INCOME:

     The Company's overall deferred income balance at March 31, 2000 was $9.1 million and will be recognized in operations as follows:

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)


9.   DEFERRED INCOME: (CONTINUED)

                                 $ MM
              -----------------------------------------
              Balance of     Year       Year
                 2000        2001       2002      Total
              ----------     ----       ----      -----
                 $6.3        $1.5       $1.3       $9.1

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

RESULTS OF OPERATIONS

     The Company recorded a net loss of $0.8 million on revenues of $8.8 million for the three months ended March 31, 2000. For the comparable period of 1999, the Company recorded a net loss of $0.4 million on revenues of $7.3 million.

     For the three months ended March 31, 2000, the Company sold 23,753 ounces of gold and 5,000 ounces of silver at an average price of $372 per equivalent gold ounce. For the comparable period of 1999, the Company sold 19,900 ounces of gold and 3,900 ounces of silver at an average realized price of $369 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $290 and $287 per ounce for the three months ended March 31, 2000 and 1999, respectively.

     The following table summarizes the Company's gold deliveries and revenues:

                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                          MARCH 31, 2000                     MARCH 31, 1999
                                  ------------------------------      ------------------------------
                                             AVERAGE                             AVERAGE
                                   GOLD     PRICE PER    REVENUE       GOLD     PRICE PER    REVENUE
                                  OUNCES        OZ.      $000'S       OUNCES       OZ.        $000'S
                                  ------    ---------    -------      ------    ---------    -------
          Deliveries
             Forwards              3,000     $   265     $   796      19,900     $   307     $ 6,118
             Spot sales           20,753     $   288       5,977          --          --          --
             Deferred income          --          --       2,048          --          --       1,196
                                  ------                 -------      ------                 -------
                                  23,753     $   371       8,821      19,900     $   368       7,314


          Other transactions
             Silver proceeds          --                      25          --                      22
                                  ------                 -------      ------                 -------
                                  23,753     $   372     $ 8,846      19,900     $   369     $ 7,336

     Cost of sales was $6.6 million for the three months ended March 31, 2000, as compared to $5.9 million in the prior period. Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                             Three months ended March 31,
                                             ----------------------------
                                                2000            1999
                                                ----            ----
          Cash operating (1)                    $267            $284
          Total cash costs (2)                  $273            $290
          Total production costs (3)            $388            $376

     (1) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration. Includes inventory changes and adjustments for deferred stripping.

     (2)  Cash operating costs plus royalties.

     (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

     Depreciation, depletion and amortization was higher in the current period due to a greater number of ounces sold and to a lower reserve base. Selling, general, and administrative expense was lower in the current period due to reduced corporate office expenses. Exploration costs were lower in the current period due to curtailment of all discretionary expenditures.

     During the first quarter of 1999, as a result of a restructuring of the Briggs Mine gold loan, the Company recorded a gain of $0.3 million. There was no comparable activity in the current period.

LIQUIDITY & CAPITAL RESOURCES

     For the three months ended March 31, 2000, operating activities provided $0.1 million of cash and investing and financing activities used $0.2 million, resulting in a net decrease in cash of $0.1 million. Cash and cash equivalents at March 31, 2000 was $0.6 million.

     During the first quarter of 2000, the Company spent $0.6 million on efforts associated with maintaining its property rights in the Seven-Up Pete Venture and commencing a lawsuit against the State of Montana seeking to overturn the anti-cyanide mining initiative (I-137). Funding for this activity was provided from a September 1999 transaction with Franco-Nevada Mining Corporation (Franco-Nevada) in which the Venture received $3.0 million ($1.9 million remaining as of March 31, 2000) from the sale of a 4% net smelter return royalty from the mineral properties of the Venture. Should the Company not be able to develop the mineral properties if I-137 is not overturned, Franco-Nevada would be entitled to one-third of any proceeds received resulting from a successful takings lawsuit. The Company also spent $0.1 million on capital improvements at the Briggs Mine during the three months ended March 31, 2000.

OTHER MATTERS

McDonald Gold Project

Anti-Cyanide Initiative

     In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137 bans development of new gold and silver mines and expansions to existing mines which use cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

State Leases

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

Environmental Regulation

     In September 1998, the Montana Department of Environmental Quality (DEQ) issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws relating to the Kendall minesite. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is negotiating the proposed fine with the DEQ and will defend itself in court if a satisfactory resolution cannot be reached with the administrative agency.

     The Kendall Mine operates under permits granted by the DEQ and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. The Company believes the DEQ bond request amount greatly exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions.


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

     In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of March 31, 2000, had entered into forward gold contracts on 72,000 ounces (approximately 83% of estimated 2000 production) at an average price of $300 per ounce. A forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 83% of its estimated 2000 production was delivered against the forward contracts, a $10 change in the price of gold would have an impact of approximately $0.1 million. Similarly, a hedge position of only 50% of estimated 2000 production with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $0.4 million.

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

     In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. As of December 31, 1999, $4.5 million of the gain had not been recognized in operations. During the first quarter of 2000, $1.1 of the million gain was recognized. The remaining gain of $3.4 million will be recognized during the balance of 2000.

     In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. As of December 31, 1999, $4.2 million of the gain had not be recognized in operations. During the first quarter of 2000, $1.0 million of the gain was recognized. The remaining gain will be recognized as follows: (i) $2.9 million during the balance of 2000 and (ii) $0.3 million in 2001.

     On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million which will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

     At March 31, 2000, the mark to market value of the Company's forward gold contracts was approximately $1.5 million.

Interest Rates

     At March 31, 2000, the Company's debt was approximately $5.4 million, $5.3 million of which relates to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at March 31, 2000.

Foreign Currency

     The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS: .........................................................................None

ITEM 2.   CHANGES IN SECURITIES: .....................................................................None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:   .........................................................None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:..........................................

          On February 10, 2000 the Company's shareholders, at a special meeting of shareholders, approved an alternate capital restructuring proposal for a reverse split of common stock. The approval authorized the Board of Directors of the Company, at its discretion, to implement a 1/2.5, a 1/4, or a 1/5 reverse split of shares of common stock, of the Company's authorized shares of common stock from 100 million to 50 million and elimination of the Company's authorized preferred stock at any time within the next 23 months, until January 14, 2002. On March 9, 2000, the Board of
          Directors approved a resolution to implement a 1/4 reverse split, reduce the Company's authorized shares of common stock to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise price in accord with the 1/4 reverse split. These actions were effective on March 24, 2000.

ITEM 5.   OTHER INFORMATION: .........................................................................None

ITEM 6(a) EXHIBITS:

          No. 27 - Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K: .......................................................................None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CANYON RESOURCES CORPORATION




Date: May 12, 2000                                 /s/ Gary C. Huber
                                                   ----------------------------
                                                   Gary C. Huber
                                                   Chief Financial Officer





Date: May 12, 2000                                 /s/ Richard T. Phillips
                                                   ----------------------------
                                                   Richard T. Phillips
                                                   Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT DESCRIPTION                         PAGE
-----------          -------------------                         ----
   27                Financial Data Schedule