Form 10-Q
period 2000-06-30
CANYON RESOURCES CORP
filed 2000-08-14
CIK 739460

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

                                   ----------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                                   ----------

                         Commission file number 1-11887

                          CANYON RESOURCES CORPORATION
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 84-0800747

                      14142 Denver West Parkway, Suite 250
                                Golden, CO 80401
                                 (303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,627,241 shares of the Company's Common Stock were outstanding as of August 1, 2000.

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

      Consolidated Balance Sheets......................................Page 3

      Consolidated Statements of Operations ...........................Page 4

      Consolidated Statements of Cash Flows............................Page 5-6

      Notes to Interim Consolidated Financial Statements...............Page 7-15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................Page 16-20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...................................................Page 21-22

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     June 30,        December 31,
ASSETS                                                                 2000              1999
                                                                   ------------      ------------
Cash and cash equivalents                                          $  2,152,400      $    681,600
Restricted cash                                                       2,161,500         2,211,900
Accounts receivable                                                      21,100            18,800
Inventories                                                           6,507,000         7,818,900
Prepaid and other assets                                              1,067,700         1,168,700
                                                                   ------------      ------------
    Total current assets                                             11,909,700        11,899,900
                                                                   ------------      ------------

Property and equipment, at cost
   Mining claims and leases                                          22,811,000        21,136,400
   Producing properties                                              51,828,600        51,521,400
   Other                                                                841,600           841,600
                                                                   ------------      ------------
                                                                     75,481,200        73,499,400
Accumulated depreciation and depletion                              (23,483,500)      (18,582,400)
                                                                   ------------      ------------
   Net property and equipment                                        51,997,700        54,917,000
                                                                   ------------      ------------

Other assets                                                          2,948,700         4,414,300
                                                                   ------------      ------------

   Total Assets                                                    $ 66,856,100      $ 71,231,200
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $  1,898,300      $  2,499,700
Notes payable - current                                               1,350,100            30,700
Accrued taxes, other than payroll and income                              7,800            36,400
Accrued reclamation costs                                             1,830,400         1,830,400
Deferred income                                                       5,354,400         8,421,200
Other current liabilities                                             1,826,400           840,500
                                                                   ------------      ------------
   Total current liabilities                                         12,267,400        13,658,900

Notes payable - long term                                             4,000,700         5,336,900
Accrued reclamation costs                                             2,294,200         2,386,100
Deferred income                                                       1,896,000         2,769,200
Other noncurrent liabilities                                          1,425,800         1,445,500
                                                                   ------------      ------------
   Total Liabilities                                                 21,884,100        25,596,600
                                                                   ------------      ------------

Commitments and contingencies (Note 7)

Common stock ($.01 par value) 100,000,000 shares authorized
   and 46,497,500 issued and outstanding at December 31, 1999;
   50,000,000 shares authorized and 11,627,200 issued and
   outstanding at June 30, 2000                                         116,300           465,000
Capital in excess of par value                                       95,773,300        95,422,100
Deficit                                                             (50,917,600)      (50,252,500)
                                                                   ------------      ------------
   Total Stockholders' Equity                                        44,972,000        45,634,600
                                                                   ------------      ------------
   Total Liabilities and Stockholders' Equity                      $ 66,856,100      $ 71,231,200
                                                                   ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
   REVENUE
Sales                                             $  8,541,500      $  7,362,700      $ 17,387,800      $ 14,698,400
                                                  ------------      ------------      ------------      ------------

   EXPENSES
Cost of sales                                        5,733,200         6,173,500        12,347,200        12,054,100
Depreciation, depletion, and amortization            2,260,300         1,683,500         4,885,500         3,301,000
Selling, general and administrative                    232,400           314,300           542,800           666,700
Exploration costs                                        9,800            39,400            16,500            72,300
                                                  ------------      ------------      ------------      ------------
                                                     8,235,700         8,210,700        17,792,000        16,094,100
                                                  ------------      ------------      ------------      ------------

   OTHER INCOME (EXPENSE)
Interest income                                         34,500            32,300            75,400            77,600
Interest expense                                      (191,600)         (156,500)         (380,800)         (351,000)
Gain on restructuring of gold loan                          --         2,768,900                --         3,108,200
Gain (loss) on asset disposals                              --           (12,600)           44,200           (39,400)
Other                                                     (900)          (10,500)              300            (7,000)
                                                  ------------      ------------      ------------      ------------
                                                      (158,000)        2,621,600          (260,900)        2,788,400
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $    147,800      $  1,773,600      $   (665,100)     $  1,392,700
                                                  ============      ============      ============      ============

Basic and diluted income (loss) per share(1)      $       0.01      $       0.15      $      (0.06)     $       0.12
                                                  ============      ============      ============      ============


Weighted average shares outstanding:(1)
     Basic eps                                      11,627,200        11,563,600        11,626,800        11,549,600
     Diluted eps                                    11,726,100        11,567,400        11,626,800        11,565,600

----------
(1) Adjusted for the Company's 1/4 reverse split of common stock.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Six months ended June 30,
                                                                               2000              1999
                                                                           -----------      ------------
Cash flows from operating activities:
  Net income (loss)                                                        $  (665,100)     $  1,392,700
                                                                           -----------      ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and depletion                                               4,885,500         3,301,000
    Amortization of financing costs                                             91,000            89,000
    (Gain) loss on asset dispositions                                          (44,200)           39,400
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                (2,300)          142,900
      (Increase) decrease in inventories                                     1,311,900        (1,030,400)
      (Increase) decrease in prepaid and other assets                       (1,027,300)          805,600
      Decrease in accounts payable and accrued liabilities                    (596,000)         (712,500)
      (Decrease) increase in deferred income                                (3,940,000)        3,363,400
      Decrease in other liabilities                                            (91,900)         (216,600)
      Decrease in restricted cash                                              207,500           106,700
                                                                           -----------      ------------
      Total adjustments                                                        794,200         5,888,500
                                                                           -----------      ------------

    Net cash provided by operating activities                                  129,100         7,281,200
                                                                           -----------      ------------

Cash flows from investing activities:

  Purchases of property and equipment                                         (828,100)         (200,200)
  Proceeds from asset sales                                                     44,200            22,200
  Decrease in restricted cash                                                2,345,800                --
                                                                           -----------      ------------

    Net cash provided by (used in) investing activities                      1,561,900          (178,000)
                                                                           -----------      ------------

Cash flows from financing activities:

  Issuance of stock, net                                                         2,500            56,200
  Restricted cash utilized for debt payments                                        --         2,400,000
  Payments on debt                                                             (16,800)      (10,992,700)
  Payments on capital lease obligations                                       (205,900)         (138,500)
                                                                           -----------      ------------

    Net cash used in financing activities                                     (220,200)       (8,675,000)
                                                                           -----------      ------------

Net increase (decrease) in cash and cash equivalents                         1,470,800        (1,571,800)
Cash and cash equivalents, beginning of year                                   681,600         1,985,700
                                                                           -----------      ------------

Cash and cash equivalents, end of period                                   $ 2,152,400      $    413,900
                                                                           ===========      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

Supplemental disclosures of cash flow information:

1. The Company paid $232,900 of interest during the first half of 2000, and $263,600 during the corresponding period of 1999. There was no capitalized interest for either period.

2. The Company paid no income taxes during the first half of 2000 nor the corresponding period of 1999.

Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $147,500 were incurred for equipment during the first half of 2000.

2. The Company converted a commodity based loan with a carrying amount of $7,727,200 to a cash loan during the first half of 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to fair market value.

3. The Company financed an equipment lease buy-out in the amount of $59,200 during the first half of 1999.

4. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets during the first half of 1999.

5. The Company issued 307,200 shares of common stock with a fair market value of $67,600 to certain creditors as payment for accounts payable during the first half of 1999.

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedging accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for the Company beginning on January 1, 2001 but earlier adoption is permitted. In June 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. There are many complexities to these new standards and the Company is currently evaluating their impact on its reported operating results and financial position and has not yet determined whether it will adopt the standards earlier than January 1, 2001.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In June 2000, the SEC released SAB No. 101B, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of the SAB. Its effect on the Company's financial position or results of operations has not yet been determined.

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following at:

                                                    JUNE 30,     DECEMBER 31,
                                                     2000           1999
                                                  ----------     -----------
Collateral for Letter of Credit(a)                $  249,000     $  249,000
Collateral for reclamation bond(b)                 1,869,000      1,869,000
Seven-Up Pete Venture funds(c)                            --      2,502,900
Unexpended proceeds from gold sales(d)                43,500         93,900
                                                  ----------     ----------
                                                   2,161,500      4,714,800
Current portion                                    2,161,500      2,211,900
                                                  ----------     ----------
Noncurrent portion*                               $       --     $2,502,900
                                                  ==========     ==========

----------
*    Included in other assets

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

         (c) At December 31, 1999, $2.5 million remained from a September 1999 Financing Agreement with Franco-Nevada Mining Corporation (Franco-Nevada) in which the Seven-Up Pete Venture initially received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana as a result of the passage of the anti-cyanide initiative, I-137. On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which sought to have the Financing Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional unspecified damages, including punitive damages, to be determined at trial, and the recovery of interest, costs, and attorney fees. On June 30, 2000, the Company and Franco-Nevada reached a Settlement Agreement (Settlement Agreement) in connection with the Complaint, the terms of which provided for i) termination of the Financing Agreement; ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the Seven-Up Pete Venture;
                  iii) the continuance until October 20, 2002 of a $0.5 million reclamation bond supported by Franco-Nevada; and iv) dismissal of the Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed. In connection with the terms of the Settlement Agreement, the Company has designated the remaining funds of $1.7 million as cash and cash equivalents, recorded a $1.0 million current liability, and restored $1.0 million of carrying value to mining claims and leases on its June 30, 2000 balance sheet.

         (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

5.       INVENTORIES:

         Inventories consisted of the following at:

                                    JUNE 30,     DECEMBER 31,
                                      2000           1999
                                   ----------    ------------
Gold-in-process(a)                 $6,087,200     $7,314,200
Materials and supplies                419,800        504,700
                                   ----------     ----------
                                   $6,507,000     $7,818,900
                                   ==========     ==========

----------
(a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                                    JUNE 30,     DECEMBER 31,
                                      2000           1999
                                   ----------    ------------
Briggs Facility(a)
  o Cash Loan                      $5,199,200     $5,199,200
  o Credit Line                       135,000        135,000
Caterpillar Finance(b)                 16,600         33,400
                                   ----------     ----------
                                   $5,350,800     $5,367,600
Current portion                     1,350,100         30,700
                                   ----------     ----------
Notes Payable - Noncurrent         $4,000,700     $5,336,900
                                   ==========     ==========

----------
(a) On December 6, 1995, the Company's wholly owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. Drawings on the facility included $25.0 million principal in the form of a gold loan and $9.0 million principal as dollar loans. The gold loan portion was monetized at $388.05 per ounce, or 64,425 ounces. The dollar loans were paid-off during the second quarter of 1998 and the gold loan was converted to a cash loan on June 30, 1999. During the second quarter of 1999, a $0.6 million credit line was established for capital expenditures and working capital needs.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

6.       NOTES PAYABLE: (CONTINUED)

         The following table summarizes principal and interest payments and weighted average rates on the loan facility.

                                 Three Months Ended              Six Months Ended
                                       June 30,                       June 30,
                               ------------------------      --------------------------
                                 2000           1999           2000             1999
                               --------      ----------      ---------      -----------
Principal payments
  Gold loan
    o  Ounces                        --          23,172             --           26,623
    o  Monetized amt                 --      $8,991,900             --      $10,331,200
  Cash loans                         --              --             --      $   650,000

Interest payments
  Gold loan
    o  Ounces                        --             308             --              715
    o  Market value                  --      $   80,500             --      $   194,800
  Cash loans                   $114,400              --      $ 232,900      $     2,000

Weighted avg int rate
  Gold loans                         --             2.3%            --              2.5%
  Cash loans                        8.8%             --            8.7%             8.0%

----------
(b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal money payments over two years at an interest rate of 8.5%.

7.       COMMITMENTS AND CONTINGENCIES:

         (a)      Site Restoration Costs

                  Reclamation spending at the Kendall Mine for the second quarter of 2000 was $190,600. For the comparable period of 1999, spending totaled $264,200. For the six months ended June 30, 2000, spending totaled $351,800 as compared to $456,300 for the prior period.

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

                  In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

8.       PRICE PROTECTION ARRANGEMENTS:

         At June 30, 2000, 47,200 ounces of the Briggs Mine production was hedged with floating rate forward contracts at an average price of approximately $297 per ounce.

9.       DEFERRED INCOME:

         The Company's overall deferred income balance at June 30, 2000 was $7.3 million and will be recognized in operations as follows:

                                         $ MM
                       ------------------------------------------
                       Balance of      Year      Year
                          2000         2001      2002       Total
                       ----------      ----      ----       -----
                          $4.5         $1.5      $1.3        $7.3

10.      INCOME TAXES:

         No current provision was recorded as the Company does not expect taxable income for the year. No deferred tax benefit was recorded as the Company applies a full valuation allowance to its gross deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

11.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. The following table provides a reconciliation of the amounts used in the calculation of the Company's basic and diluted EPS.

                          CANYON RESOURCES CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

11.      EARNINGS PER SHARE (EPS): (CONTINUED)

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                             2000            1999              2000              1999
                                          -----------     -----------     -------------      -----------
BASIC EPS
 Net income (loss)                        $   147,800     $ 1,773,600     $  (665,100)     $ 1,392,700
                                          ===========     ===========     ===========      ===========
 Weighted average shares
       outstanding                         11,627,200      11,563,600      11,626,800       11,549,600
                                          ===========     ===========     ===========      ===========
  Per share amount                        $      0.01     $      0.15     $     (0.06)     $      0.12
                                          ===========     ===========     ===========      ===========

DILUTED EPS
 Net income (loss)                        $   147,800     $ 1,773,600     $  (665,100)     $ 1,392,700
                                          ===========     ===========     ===========      ===========
 Weighted average shares
      outstanding                          11,627,200      11,563,600      11,626,800       11,549,600
 Add: effect of dilutive options               98,900           3,800          (A)              16,000
                                          -----------     -----------     -----------      -----------
 Weighted average shares
      outstanding, as adjusted             11,726,100      11,567,400      11,626,800       11,565,600
                                          ===========     ===========     ===========      ===========

  Per share amount                        $      0.01     $      0.15     $     (0.06)     $      0.12
                                          ===========     ===========     ===========      ===========

----------
(A) Effect would be antidilutive due to a net loss.

         At June 30, 2000, options to purchase 241,900 shares of common stock were outstanding that were not included in the current period calculations of EPS because their exercise price was greater than the average market price of the Company's common shares. At June 30, 1999, options and warrants to purchase 537,600 shares of common stock were outstanding that were not included in the prior period calculations of EPS because their exercise price was greater than the average market price of the Company's common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The matters discussed in this report on Form 10-Q, when not historical matters, are forward- looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

RESULTS OF OPERATIONS

         The Company recorded net income of $147,800, or $0.01 per share on revenues of $8,541,500 for the second quarter of 2000. For the six months ended June 30, 2000, the Company recorded a net loss of $665,100, or $0.06 per share on revenues of $17,387,800. This compares to net income of $1,773,600, or $0.15 per share for the second quarter of 1999 and net income of $1,392,700, or $0.12 per share on revenues of $14,698,400 during the first six months of 1999. The prior period results included gains of $2,768,900 and $3,108,200 for the three and six months ended June 30, 1999, respectively, in connection with certain restructurings of the Company's gold loan.

         For the three months ended June 30, 2000, the Company sold 20,557 ounces of gold and 5,000 ounces of silver at an average price of $416 per equivalent gold ounce. For the comparable period of 1999, the Company sold 20,864 ounces of gold at an average realized price of $353 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $280 and $274 per ounce for the three months ended June 30, 2000 and 1999, respectively.

         The following table summarizes the Company's gold deliveries and revenues for the three months ended June 30, 2000 and the comparable period for 1999:

                                         THREE MONTHS ENDED                          THREE MONTHS ENDED
                                           JUNE 30, 2000                               JUNE 30, 1999
                                -----------------------------------        ------------------------------------
                                              AVERAGE                                     AVERAGE
                                 GOLD         PRICE         REVENUE         GOLD          PRICE         REVENUE
                                OUNCES        PER OZ.        $000'S        OUNCES         PER OZ.       $000'S
                                ------        ------        -------        -------        -------       -------
Deliveries
   Forwards                     18,800        $  326        $ 6,134         20,200        $  310        $6,267
   Spot sales                    1,757        $  279            491            664        $  274           182
   Deferred income                  --            --          1,892             --            --           914
                                ------                      -------         ------                      ------
                                20,557        $  414          8,517         20,864        $  353         7,363
Other transactions

   Silver proceeds                  --            --             25             --            --            --
                                ------                      -------         ------                      ------
                                20,557        $  416        $ 8,542         20,864        $  353        $7,363

         For the six months ended June 30, 2000, the Company sold 44,309 ounces of gold and 10,000 ounces of silver at an average price of $392 per equivalent gold ounce. For the comparable period of 1999, the Company sold 40,764 ounces of gold and 3,900 ounces of silver at an average realized price of $361 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $285 and $280 per ounce for the six months ended June 30, 2000 and 1999, respectively.

         The following table summarizes the Company's gold deliveries and revenues for the six months ended June 30, 2000 and the comparable period for 1999.

                                        SIX MONTHS ENDED                             SIX MONTHS ENDED
                                         JUNE 30, 2000                                JUNE 30, 1999
                               ------------------------------------         ------------------------------------
                                                            AVERAGE                       AVERAGE
                                GOLD         PRICE          REVENUE          GOLD         PRICE          REVENUE
                               OUNCES        PER OZ.        $000'S          OUNCES        PER OZ.         $000'S
                               ------        -------        -------         ------        -------        -------
Deliveries
   Forwards                    21,800        $   318        $ 6,930         40,100        $   309        $12,385
   Spot sales                  22,509        $   287          6,468            664        $   274            182
   Deferred income                 --             --          3,940             --             --          2,110
                               ------                       -------         ------                       -------
                               44,309        $   391         17,338         40,764        $   360         14,677
Other transactions

   Silver proceeds                 --             --             50             --             --             22
                               ------                       -------         ------                       -------
                               44,309        $   392        $17,388         40,764        $   361        $14,699

         Cost of sales was $5.7 million for the three months ended June 30, 2000, as compared to $6.2 million in the prior period. For the six months ended June 30, 2000, cost of sales was $12.3 million as compared to $12.1 million in the prior period.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD

                                  Three months ended June 30,    Six months ended June 30,
                                      2000        1999               2000        1999
                                      ----        ----               ----        ----
Cash operating (1)                    $267        $284               $267        $284
Total cash costs (2)                  $273        $290               $273        $290
Total production costs (3)            $388        $376               $388        $376

----------

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

         As a result of certain restructurings of the Briggs Mine gold loan, the Company recorded gains of $2.8 million and $3.1 million, respectively, for the three and six months ended June 30, 1999. There was no comparable activity in the current period.

LIQUIDITY & CAPITAL RESOURCES

         For the six months ended June 30, 2000, operating activities provided $0.1 million of cash, investing activities provided $1.6 million of cash, and financing activities used $0.2 million of cash, resulting in a net increase in cash of $1.5 million. Cash and cash equivalents at June 30, 2000 was $2.2 million.

         During the first six months of 2000, the Company spent $0.7 million on efforts associated with maintaining its property rights in the Seven-Up Pete Venture and commencing a lawsuit against the State of Montana seeking to overturn the anti-cyanide mining initiative, I-137. Funding for this activity was provided from a September 1999 Financing Agreement with Franco- Nevada Mining Corporation. (See "Other Matters - Seven-Up Pete Venture and McDonald Gold Project - Financing Agreement"). The Company also spent $0.1 million on capital improvements at the Briggs Mine during the first six months of 2000.

OTHER MATTERS

Seven-Up Pete Venture and McDonald Gold Project

Anti-Cyanide Mining Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional". The Seven-Up Pete Venture (Venture) filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven- Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

Financing Agreement

         In September 1999, the Company received $3.0 million from Franco-Nevada Mining Corporation (Franco-Nevada) through the sale of a 4% net smelter return royalty from the mineral properties of the Venture. Should the Company not be able to develop the mineral properties if I-137 is not overturned, Franco-Nevada was entitled to one-third of any proceeds received resulting from a successful takings lawsuit. On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which sought to have the Financing Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional unspecified damages, including punitive damages, to be determined at trial, and the recovery of interest, costs, and attorney fees. On June 30, 2000, the Company and Franco- Nevada reached a Settlement Agreement (Settlement Agreement) in connection with the Complaint, the terms of which provided for i) termination of the Financing Agreement; ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the Venture; iii) the continuance until October 20, 2002 of a $0.5 million reclamation bond supported by Franco-Nevada; and iv) dismissal of the Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed.

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

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of June 30, 2000, had entered into floating rate forward gold contracts on 47,200 ounces (approximately 44% of estimated production for the ensuing twelve months) at an average price of $297 per ounce. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 44% of its estimated production for the ensuing twelve months was delivered against the forward contracts, a $10 change in the spot price of gold would have an impact of approximately $0.6 million.

         There are certain market risks associated with commodity instruments. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its floating forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. In addition, the Company could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price.

         In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. As of December 31, 1999, $4.5 million of the gain had not been recognized in operations. During the first six months of 2000, $2.2 million of the gain was recognized based on the original expected settlement dates of the forward contracts. The remaining gain of $2.3 million will be recognized during the balance of 2000.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. As of December 31, 1999, $4.2 million of the gain had not be recognized in operations. During the first six months of 2000, $1.8 million of the gain was recognized based on the original expected settlement date of the forward contracts. The remaining gain will be recognized as follows: i) $2.1 million during the balance of 2000 and ii) $0.3 million in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million which will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

         At June 30, 2000, the mark to market value of the Company's forward gold contracts was approximately $0.3 million.

Interest Rates

         At June 30, 2000, the Company's debt was approximately $5.4 million, $5.3 million of which relates to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at June 30, 2000.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         On June 14, 2000, Franco-Nevada Mining Corporation, Inc., d.b.a. 7-Up Nevada Joint Venture, filed a Complaint against the Seven-Up Pete Joint Venture, an Arizona general partnership, Canyon Resources Corporation, CR Montana Corporation, and Perkins Coie, LLP, a Washington limited liability partnership, in the District Court, City and County of Denver, Colorado. The Complaint relates to the May 26, 1999 Financial Support Agreement for the Seven-Up Pete Joint Venture which was funded on September 28, 1999, between Franco-Nevada and the Seven-Up Pete Joint Venture, whose partners are Canyon Resources Corporation and CR Montana Corporation, a wholly owned subsidiary of Canyon Resources. Perkins Coie is counsel to Canyon Resources and has held the funds provided by Franco-Nevada in a client trust account and has released funds from that account as instructed by the Seven-Up Pete Joint Venture.

         After Franco-Nevada completed extensive due diligence work the Agreement required Franco-Nevada to provide $3.0 million to the Seven-Up Pete Joint Venture to enable the Venture to maintain its mineral and other property rights near Lincoln, Montana, and to undertake legal actions necessary to overturn the anti-mining initiative, I-137, or receive recompense for the loss of the property rights. In addition Franco-Nevada secured a $500,000 reclamation bond for the properties. In exchange for the financing provided under the Agreement, Seven-Up Pete Joint Venture conveyed to Franco- Nevada a four percent net smelter returns royalty from all minerals produced from the properties if I-137 were overturned and the properties were mined, or the right to receive one third of any property takings award.

         The Complaint alleged that the Defendants misrepresented or concealed material facts concerning the properties, the Venture, and Canyon Resources prior to the date of closing, September 28, 1999, and had breached obligations of the Agreement since then. In the Complaint, Franco-Nevada sought to have the Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional unspecified damages, including punitive damages, to be determined at trial, and the recovery of interest, costs, and attorney fees.

         On June 30, 2000, the Company and Franco-Nevada reached a Settlement Agreement in connection with the Complaint, the terms of which provided for i) termination of the Financial Support Agreement; ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the Seven-Up Pete Venture; iii) the continuance until October 20, 2002 of the $0.5 million reclamation bond supported by Franco-Nevada; and iv) dismissal of the

          Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed.

ITEM 2.   CHANGES IN SECURITIES:............................................None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:..................................None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

          On June 8, 2000, the Company held its Annual Meeting of Shareholders. The following two items of business were voted upon by shareholders at the meeting:

          Proposal I was the election of two Directors of the Company: Leland O. Erdahl and Gary C. Huber. The proposal electing Mr. Erdahl passed with votes of 8,824,022 shares "For" and 198,337 "Withheld". The proposal electing Mr. Huber passed with votes of 8,837,522 shares "For" and 184,837 "Withheld".

          Proposal II was to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for 1999. The proposal passed with votes of 8,941,831 "For"; 19,569 "Against"; and 60,959 "Abstaining".

ITEM 5.   OTHER INFORMATION:................................................None

ITEM 6(a) EXHIBITS:

          No. 27 - Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K:

          A report on Form 8-K was filed on June 20, 2000, in connection with the Complaint described in Item 1 - Legal Proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CANYON RESOURCES CORPORATION


Date:   August 11, 2000                        /s/ Gary C. Huber
                                               ---------------------------------
                                               Gary C. Huber
                                               Chief Financial Officer



Date:    August 11, 2000                       /s/ Richard T. Phillips
                                               ---------------------------------
                                               Richard T. Phillips
                                               Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

    27                    Financial Data Schedule