Form 10-Q
period 2000-09-30
CANYON RESOURCES CORP
filed 2000-11-13
CIK 739460

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

                                   ----------

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                     1934 For the period ended September 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from       to
                                              -------   ------

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
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,627,241 shares of the Company's Common Stock were outstanding as of November 1, 2000.



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


      Consolidated Balance Sheets......................................................Page 3

      Consolidated Statements of Operations ...........................................Page 4

      Consolidated Statements of Cash Flows............................................Page 5-6

      Notes to Interim Consolidated Financial Statements...............................Page 7-15


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...................................Page 16-20

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK...........................................................Page 21-22

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                           September 30,            December 31,
ASSETS                                                                                         2000                     1999
                                                                                          --------------           --------------
Cash and cash equivalents                                                                 $      673,200           $      681,600
Restricted cash                                                                                2,262,700                2,211,900
Accounts receivable                                                                               22,200                   18,800
Inventories                                                                                    6,604,800                7,818,900
Prepaid and other assets                                                                       1,206,400                1,168,700
                                                                                          --------------           --------------
    Total current assets                                                                      10,769,300               11,899,900
                                                                                          --------------           --------------

Property and equipment, at cost
   Producing properties                                                                       52,371,200               51,521,400
   Non-producing properties                                                                   22,952,200               21,136,400
   Other                                                                                         839,600                  841,600
                                                                                          --------------           --------------
                                                                                              76,163,000               73,499,400
Accumulated depreciation and depletion                                                       (25,887,100)             (18,582,400)
                                                                                          --------------           --------------
   Net property and equipment                                                                 50,275,900               54,917,000
                                                                                          --------------           --------------

Other assets                                                                                   2,875,900                4,414,300
                                                                                          --------------           --------------

   Total Assets                                                                           $   63,921,100           $   71,231,200
                                                                                          ==============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                          $    2,270,900           $    2,499,700
Notes payable - current                                                                        2,009,100                   30,700
Accrued reclamation costs                                                                      1,830,400                1,830,400
Deferred income                                                                                3,225,100                8,421,200
Other current liabilities                                                                        869,700                  876,900
                                                                                          --------------           --------------
   Total current liabilities                                                                  10,205,200               13,658,900

Notes payable - long term                                                                      3,333,900                5,336,900
Accrued reclamation costs                                                                      2,238,500                2,386,100
Deferred income                                                                                1,579,900                2,769,200
Other noncurrent liabilities                                                                   1,366,800                1,445,500
                                                                                          --------------           --------------
   Total Liabilities                                                                          18,724,300               25,596,600
                                                                                          --------------           --------------

Commitments and contingencies (Note 7)

Common stock ($.01 par value) 100,000,000 shares authorized and 46,497,500 issued and outstanding at December 31, 1999; 50,000,000 shares authorized and
   11,627,200 issued and outstanding at September 30, 2000                                       116,300                  465,000
Capital in excess of par value                                                                95,773,300               95,422,100
Deficit                                                                                      (50,692,800)             (50,252,500)
                                                                                          --------------           --------------
   Total Stockholders' Equity                                                                 45,196,800               45,634,600
                                                                                          --------------           --------------

   Total Liabilities and Stockholders' Equity                                             $   63,921,100           $   71,231,200
                                                                                          ==============           ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000               1999               2000              1999
                                                   ------------       ------------       ------------       ------------
   REVENUE
Sales                                              $  9,060,600       $  8,168,200       $ 26,448,400       $ 22,866,600
                                                   ------------       ------------       ------------       ------------

   EXPENSES
Cost of sales                                         6,128,400          6,106,000         18,475,600         18,160,100
Depreciation, depletion, and amortization             2,397,900          1,793,400          7,283,400          5,094,400
Selling, general and administrative                     215,900            208,300            758,700            875,000
Exploration costs                                        48,900             92,000             65,400            164,300
                                                   ------------       ------------       ------------       ------------
                                                      8,791,100          8,199,700         26,583,100         24,293,800
                                                   ------------       ------------       ------------       ------------

   OTHER INCOME (EXPENSE)
Interest income                                         105,800             29,000            181,200            106,600
Interest expense                                       (195,700)          (162,600)          (576,500)          (513,600)
Gain on restructuring of gold loan                           --                 --                 --          3,108,200
Gain (loss) on asset disposals                           44,900             20,400             89,100            (19,000)
Other                                                       300                 --                600             (7,000)
                                                   ------------       ------------       ------------       ------------
                                                        (44,700)          (113,200)          (305,600)         2,675,200
                                                   ------------       ------------       ------------       ------------

Net income (loss)                                  $    224,800       $   (144,700)      $   (440,300)      $  1,248,000
                                                   ============       ============       ============       ============

Basic and diluted income (loss) per share(1)       $       0.02       $      (0.01)      $      (0.04)      $       0.11
                                                   ============       ============       ============       ============


Weighted average shares outstanding:(1)
     Basic eps                                       11,627,200         11,624,400         11,626,900         11,574,500
     Diluted eps                                     11,640,900         11,624,400         11,626,900         11,575,800

   (1)  Adjusted for the Company's 1/4 reverse split of common stock.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   Nine months ended September 30,
                                                                       2000               1999
                                                                  -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                               $    (440,300)     $   1,248,000
                                                                  -------------      -------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and depletion                                         7,283,400          5,094,400
   Amortization of financing costs                                      138,600            116,400
   (Gain) loss on asset dispositions                                    (89,100)            19,000
   Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                       (3,400)           138,000
        (Increase) decrease in inventories                            1,214,100         (2,006,000)
        (Increase) decrease in prepaid and other assets              (1,140,800)         1,399,200
        Decrease in accounts payable and accrued liabilities           (181,900)          (558,800)
        (Decrease) increase in deferred income                       (6,385,400)         2,055,700
        Decrease in other liabilities                                  (147,600)          (279,900)
        Decrease in restricted cash                                     106,300            339,200
                                                                  -------------      -------------
        Total adjustments                                               794,200          6,317,200
                                                                  -------------      -------------

    Net cash provided by operating activities                           353,900          7,565,200
                                                                  -------------      -------------

Cash flows from investing activities:
  Purchases of property and equipment                                (1,502,300)          (184,300)
  Proceeds from asset sales                                              89,200             64,800
  Decrease in restricted cash                                         1,345,800                 --
                                                                  -------------      -------------

    Net cash used in investing activities                               (67,300)          (119,500)
                                                                  -------------      -------------

Cash flows from financing activities:
  Issuance of stock, net                                                  2,500             56,200
  Restricted cash utilized for debt payments                                 --          2,400,000
  Payments on debt                                                      (24,600)       (11,002,200)
  Payments on capital lease obligations                                (272,900)          (211,100)
                                                                  -------------      -------------

    Net cash used in financing activities                              (295,000)        (8,757,100)
                                                                  -------------      -------------

Net decrease in cash and cash equivalents                                (8,400)        (1,311,400)
Cash and cash equivalents, beginning of year                            681,600          1,985,700
                                                                  -------------      -------------

Cash and cash equivalents, end of period                          $     673,200      $     674,300
                                                                  =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)



Supplemental disclosures of cash flow information:

1. The Company paid $440,500 of interest during the first nine months of 2000, and $398,600 during the corresponding period of 1999. There was no capitalized interest for either period.

2. The Company paid no income taxes during the first nine months of 2000 nor the corresponding period of 1999.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired $147,500 in equipment through capital leases during the first nine months of 2000 and $12,300 in equipment through capital leases during the corresponding period of 1999.

2. The Company converted a commodity based loan with a carrying amount of $7,727,200 to a cash loan during the first nine months of 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to fair market value.

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

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In June 2000, the SEC released SAB No. 101B, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company does not anticipate a material impact on its financial statements upon adoption of the SAB.

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

4.       RESTRICTED CASH:

         Restricted cash consisted of the following at:


                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2000             1999
                                                ------------      ------------
Collateral for Letter of Credit(a)              $    249,000      $    249,000
Collateral for reclamation bonds and other
   contingent events(b)                            1,956,500         1,869,000
Seven-Up Pete Venture funds(c)                            --         2,502,900
Unexpended proceeds from gold sales(d)                57,200            93,900
                                                ------------      ------------
                                                   2,262,700         4,714,800
Current portion                                    2,262,700         2,211,900
                                                ------------      ------------
Noncurrent portion*                             $         --      $  2,502,900
                                                ============      ============
   *Included in other assets

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Sureties as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2000, and at the bank's option, may be renewed for successive one-year periods.

         (b) Held directly by the Sureties as full collateral for the Kendall Mine reclamation bond ($1,869,000) and as partial collateral ($87,000) for reclamation and other contingent events at the Briggs Mine.

         (c) At December 31, 1999, $2.5 million remained from a September 1999 Financing Agreement with Franco-Nevada Mining Corporation (Franco-Nevada) in which the Seven-Up Pete Venture initially received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete gold deposits and to undertake a lawsuit against the State of Montana as a result of the passage of the anti-cyanide initiative, I-137. On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which

                                   (Unaudited)


4.       RESTRICTED CASH: (CONTINUED)

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

5.       INVENTORIES:

         Inventories consisted of the following at:


                                 SEPTEMBER 30,           DECEMBER 31,
                                     2000                     1999
                                --------------          --------------
Gold-in-process(a)              $    6,165,600          $    7,314,200
Materials and supplies                 439,200                 504,700
                                --------------          --------------
                                $    6,604,800          $    7,818,900
                                ==============          ==============


         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

                                   (Unaudited)

6.       NOTES PAYABLE:

                  Notes payable consisted of the following at:


                                     SEPTEMBER 30,          DECEMBER 31,
                                        2000                    1999
                                    -------------          -------------
Briggs Facility(a)
  o  Cash Loan                      $   5,199,200          $   5,199,200
  o  Credit Line                          135,000                135,000
Caterpillar Finance(b)                      8,800                 33,400
                                    -------------          -------------
                                    $   5,343,000          $   5,367,600
Current portion                         2,009,100                 30,700
                                    -------------          -------------
Notes Payable - Noncurrent          $   3,333,900          $   5,336,900
                                    =============          =============


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

                                   (Unaudited)

6.  NOTES PAYABLE: (CONTINUED)

                  The following table summarizes principal and interest payments and weighted average rates on the loan facility.


                                          Three Months Ended                        Nine Months Ended
                                             September 30,                            September 30,

                                      2000                  1999               2000                 1999
                                      ----                  ----               ----                 ----
Principal payments
  Gold loan
    o  Ounces                           --                    --                    --                26,623
    o  Monetized amt                    --                    --                    --           $10,331,200
  Cash loans                            --                    --                    --           $   650,000

Interest payments
  Gold loan
    o  Ounces                           --                    --                    --                   715
    o  Market value                     --                    --                    --           $   194,800
  Cash loans                   $   121,900           $   101,500           $   354,800           $   103,500

Weighted avg int rate
  Gold loans                            --                    --                    --                   2.5%
  Cash loans                           9.2%                  7.6%                  8.9%                  7.8%


         (b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payments over two years at an interest rate of 8.5%.

7.       COMMITMENTS AND CONTINGENCIES:

         (a)      Site Restoration Costs

                  Reclamation spending at the Kendall Mine for the third quarter of 2000 was $183,100. For the comparable period of 1999, spending totaled $209,900. For the nine months ended September 30, 2000, spending totaled $534,900 as compared to $666,200 for the prior period.

                  The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. In August 2000, the DEQ further revised the bond amount to approximately $14.2 million. The

                                   (Unaudited)

7.       COMMITMENTS AND CONTINGENCIES: (CONTINUED)

                  Company believes the DEQ bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions.

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

         (c)      Contingent Liability:


                  In connection with the purchase of a participating interest and underlying assets in the Seven-Up Pete Venture, the Company is subject to a contingent payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit.

         (d)      Other Contingent Matters:

                  On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. The Company intends to proceed with a lawsuit against the DNRC for breach of contract. The Company will seek the court's order that the DNRC violated its clear contract obligations, affirming that the leases are still in effect, and awarding the Company damages for the DNRC's illegal conduct. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is removed.

                  In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws related to the

                                   (Unaudited)

7.       COMMITMENTS AND CONTINGENCIES: (CONTINUED)

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

                  In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others,
                  (i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

8.       PRICE PROTECTION ARRANGEMENTS:

         At September 30, 2000, 26,200 ounces of the Briggs Mine production was hedged with floating rate forward contracts at an average price of approximately $296 per ounce. The mark to market value of the Company's forward contracts at September 30, 2000, was approximately $0.5 million.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship

                                   (Unaudited)

8.       PRICE PROTECTION ARRANGEMENTS: (CONTINUED)

         must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for the Company beginning on January 1, 2001. In June 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. There are many complexities to these new standards and the Company is currently evaluating their impact on its reported operating results and financial position.

9.       DEFERRED INCOME:

         The Company's deferred income balance at September 30, 2000 was $4.8 million which will be recognized in operations as follows:


                                      $ MM
--------------------------------------------------------------------------------
 Balance of               Year                  Year
   2000                   2001                  2002                 Total
   ----                   ----                  ----                 -----
   $2.0                   $1.5                  $1.3                  $4.8


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

                                   (Unaudited)

11.      EARNINGS PER SHARE (EPS): (CONTINUED)


                                                   THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                 SEPTEMBER 30,
                                              2000                    1999                  2000                     1999
                                          -------------          -------------           -------------           -------------
BASIC EPS
 Net income (loss)                        $     224,800          $    (144,700)          $    (440,300)          $   1,248,000
                                          =============          =============           =============           =============
 Weighted average shares
       outstanding                           11,627,200             11,624,400              11,626,900              11,574,500
                                          =============          =============           =============           =============

  Per share amount                        $        0.02          ($       0.01)          ($       0.04)          $        0.11
                                          =============          =============           =============           =============

DILUTED EPS
 Net income (loss)                        $     224,800          $    (144,700)          $    (440,300)          $   1,248,000
                                          =============          =============           =============           =============
 Weighted average shares
      outstanding                            11,627,200             11,624,400              11,626,900              11,574,500
 Add: effect of dilutive options                 13,700                    (A)                     (A)                   1,300
                                          -------------          -------------           -------------           -------------
 Weighted average shares
      outstanding, as adjusted               11,640,900             11,624,400              11,626,900              11,575,800
                                          =============          =============           =============           =============

  Per share amount                        $        0.02          $       (0.01)          $       (0.04)          $        0.11
                                          =============          =============           =============           =============


(A)      Effect would be antidilutive due to a net loss.

At September 30, 2000, options to purchase 515,400 shares of common stock were outstanding that were not included in the calculation of diluted EPS for three months ended September 30, 2000, because their exercise price was greater than the average market price of the Company's common shares. At September 30, 1999, options and warrants to purchase 511,400 shares of common stock were outstanding that were not included in the calculation of diluted EPS for three months ended September 30, 1999 as the effect would be antidilutive.

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

RESULTS OF OPERATIONS

         The Company recorded net income of $224,800, or $0.02 per share on revenues of $9,060,600 for the third quarter of 2000. For the nine months ended September 30, 2000, the Company recorded a net loss of $440,300, or $0.04 per share on revenues of $26,448,400. This compares to a net loss of $144,700, or $0.01 per share for the third quarter of 1999 and net income of $1,248,000, or $0.11 per share on revenues of $22,866,600 during the first nine months of 1999. The results for the first nine months of 1999 included a gain of $3,108,200 in connection with restructurings of the Company's gold loan.

         For the three months ended September 30, 2000, the Company sold 21,661 ounces of gold and 5,000 ounces of silver at an average price of $418 per equivalent gold ounce. For the comparable period of 1999, the Company sold 22,253 ounces of gold at an average realized price of $367 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $276 and $260 per ounce for the three months ended September 30, 2000 and 1999, respectively.

         The following table summarizes the Company's gold deliveries and revenues for the three months ended September 30, 2000 and the comparable period for 1999:


                                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                              -----------------------------------     ----------------------------------------
                                                           AVERAGE                                    AVERAGE
                                               GOLD         PRICE        REVENUE         GOLD          PRICE          REVENUE
                                              OUNCES       PER OZ.        $000'S        OUNCES        PER OZ.         $000'S
                                              ------      ----------   ----------     ----------     ----------     ----------
Deliveries
   Forwards                                   12,800     $      324     $    4,144         19,100     $      312     $    5,950
   Spot sales                                  8,861     $      276          2,447          3,153     $      289            910
   Deferred income                                --             --          2,445             --             --          1,308
                                              ------                    ----------     ----------                    ----------
                                              21,661     $      417          9,036         22,253     $      367          8,168
Other transactions
   Silver proceeds                                --             --             25             --             --             --
                                              ------                    ----------     ----------                    ----------
                                              21,661     $      418     $    9,061         22,253     $      367     $    8,168

         For the nine months ended September 30, 2000, the Company sold 65,970 ounces of gold and 15,000 ounces of silver at an average price of $401 per equivalent gold ounce. For the comparable period of 1999, the Company sold 63,017 ounces of gold and 3,900 ounces of silver at an average realized price of $363 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $282 and $273 per ounce for the nine months ended September 30, 2000 and 1999, respectively.

         The following table summarizes the Company's gold deliveries and revenues for the nine months ended September 30, 2000 and the comparable period for 1999.


                                                   NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                       ----------------------------------------     ----------------------------------------
                                                        AVERAGE                                     AVERAGE
                                          GOLD          PRICE          REVENUE         GOLD         PRICE          REVENUE
                                         OUNCES         PER OZ.        $000'S         OUNCES        PER OZ.        $000'S
                                       ----------     ----------     ----------     ----------     ----------     ----------
Deliveries
   Forwards                                34,600     $      320     $   11,073         59,200     $      310     $   18,335
   Spot sales                              31,370     $      284          8,915          3,817     $      286          1,092
   Deferred income                             --             --          6,385             --             --          3,418
                                       ----------                    ----------     ----------                    ----------
                                           65,970     $      400         26,373         63,017     $      363         22,845
Other transactions
   Silver proceeds                             --             --             75             --             --             22
                                       ----------                    ----------     ----------                    ----------
                                           65,970     $      401     $   26,448         63,017     $      363     $   22,867

         Cost of sales was $6.1 million for the third quarter 2000, and also for the comparable period in 1999. For the nine months ended September 30, 2000, cost of sales was $18.5 million as compared to $18.2 million in the prior period.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD


                                          Three months ended September 30,            Nine months ended September 30,
                                             2000                  1999                  2000                1999
                                          -----------        ------------             -----------        ------------
Cash operating(1)                            $271                  $263                  $269                $277
Total cash costs(2)                          $277                  $269                  $274                $282
Total production costs(3)                    $393                  $354                  $389                $386

         (1) All direct and indirect costs of the operation, excluding royalties and accruals for site restoration.
         (2)    Cash operating costs plus royalties.
         (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Depreciation, depletion and amortization was higher in the current period due principally to a lower reserve base. Selling, general, and administrative expense was not materially different for the third quarter and was lower in the current nine month period due to reduced corporate office expenses. Exploration costs were lower in the current period due to curtailment of all discretionary expenditures.

         As a result of certain restructurings of the Briggs Mine gold loan, the Company recorded a gain of approximately $3.1 million for the nine months ended September 30, 1999. There was no comparable activity in the current period.

LIQUIDITY & CAPITAL RESOURCES

         For the nine months ended September 30, 2000, operating activities provided $0.4 million of cash, investing activities used $0.1 million of cash, and financing activities used $0.3 million of cash. Cash and cash equivalents at September 30, 2000 was $0.7 million.

         During the first nine months of 2000, the Company spent $0.8 million on development of the McDonald Gold Project. Funding for this activity was provided from a September 1999 Financing Agreement with Franco-Nevada Mining Corporation. (See "Other Matters - Seven-Up Pete Venture and McDonald Gold Project - Financing Agreement"). The Company also spent $0.7 million on development of the North Briggs deposit and other capital improvements at the Briggs Mine during the first nine months of 2000.

OTHER MATTERS

Seven-Up Pete Venture and McDonald Gold Project

Anti-Cyanide Mining Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign- expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture (Venture) filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others,
(i) the right not to be deprived of property without due process of law, (ii) the right to equal protection under the laws, and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in this lawsuit with respect to the claim that I-137 is unconstitutional.

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

State Leases

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC and the DNRC Hearing Examiner affirmed the DNRC action. The Company intends to proceed with a lawsuit against the DNRC for breach of contract. The Company will seek the court's order that the DNRC violated its clear contract obligations, affirming that the leases are still in effect, and awarding the Company damages for the DNRC's illegal conduct. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is removed.

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

         The Kendall Mine operates under permits granted by the DEQ and the Company currently maintains a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. In August 2000, the DEQ further revised its bond amount to approximately $14.2 million. The Company believes the DEQ bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions.

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

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of September 30, 2000, had entered into floating rate forward gold contracts on 26,200 ounces (approximately 26% of estimated production for the ensuing twelve months) at an average price of $296 per ounce. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 26% of its estimated production for the ensuing twelve months was delivered against the forward contracts, a $10 change in the spot price of gold would have an impact of approximately $0.7 million.

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

         In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. As of December 31, 1999, $4.5 million of the gain had not been recognized in operations. During the first nine months of 2000, $3.6 million of the gain was recognized based on the original expected settlement dates of the forward contracts. The remaining gain of $0.9 million will be recognized during the balance of 2000.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. As of December 31, 1999, $4.2 million of the gain had not be recognized in operations. During the first nine months of 2000, $2.8 million of the gain was recognized based on the original expected settlement date of the forward contracts. The remaining gain will be recognized as follows: i) $1.1 million during the balance of 2000 and ii) $0.3 million in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million which will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

         At September 30, 2000, the mark to market value of the Company's forward gold contracts was approximately $0.5 million.

Interest Rates

         At September 30, 2000, the Company's debt was approximately $5.3 million which relates principally to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at September 30, 2000.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS:..........................................................................None

ITEM 2.    CHANGES IN SECURITIES:......................................................................None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:............................................................None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:........................................None

ITEM 5.    OTHER INFORMATION:..........................................................................None

ITEM 6(a)      EXHIBITS:

           No. 27 - Financial Data Schedule

ITEM 6(b)      REPORTS ON FORM 8-K:....................................................................None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CANYON RESOURCES CORPORATION



Date:   November 10, 2000                        /s/ Gary C. Huber
                                                 ------------------------------
                                                 Gary C. Huber
                                                 Chief Financial Officer



Date:   November 10, 2000                        /s/ Richard T. Phillips
                                                 ------------------------------
                                                 Richard T. Phillips
                                                 Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.                     EXHIBIT DESCRIPTION                     PAGE
----------                      -------------------                     ----
  27                         Financial Data Schedule