Form 10-K405
period 2000-12-31
CANYON RESOURCES CORP
filed 2001-04-06
CIK 739460

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 13,143,711 shares of the registrant's voting stock held by non-affiliates on March 1, 2001 was approximately $13,800,897.

At March 1, 2001 there were 13,351,850 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

================================================================================

                          CANYON RESOURCES CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


ITEM
NUMBER                                                                                                PAGE
------                                                                                                ----

                                     PART I

1.       Business                                                                                        1
2.       Properties                                                                                      9
3.       Legal Proceedings                                                                              22
4.       Submission of Matters to a Vote of Security Holders                                            24


                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                          25
6.       Selected Financial Data                                                                        26
7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             27
7(a).    Quantitative and Qualitative Disclosures about Market Risk                                     37
8.       Financial Statements                                                                           39
9.       Changes In and Disagreements with Accountants                                                  64

                                    PART III

10.      Directors and Executive Officers of the Registrant                                             65
11.      Executive Compensation                                                                         65
12.      Security Ownership of Certain Beneficial Owners and Management                                 65
13.      Certain Relationships and Related Transactions                                                 65

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               66

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

         The organizational chart on the following page reflects the Company's legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/00.

                              ORGANIZATIONAL CHART

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

OPERATIONS

         During 2000, the Briggs Mine, located in southeastern California, produced 86,621 ounces of gold and 23,220 ounces of silver, almost exactly equal to the 86,669 ounces produced in 1999. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         During 2000, the Kendall Mine located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, revegetation of waste-rock dump surfaces, and testing of biocells for passive water treatment.

         During 2000, all of the Company's revenues (gold and silver) were generated by its Briggs Mine in California. In 2001 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals and that the Briggs Mine will be the only source of revenue until the McDonald Gold Project or other projects are placed into production.


FINANCING

         ASSET SALES

         On September 28, 1999, the Company sold a 4% net smelter return royalty interest in production from the mineral properties of the Seven-Up Pete Venture
(SPV) to Franco-Nevada Mining Corporation (Franco-Nevada) for $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. Should the SPV not be able to develop the mineral properties as a result of the anti-cyanide initiative, I-137, Franco-Nevada would be entitled to one-third of any proceeds received resulting from a successful takings lawsuit. (See "Development Properties - Seven-Up Pete Venture - Legal Status"). In July 2000, Franco-Nevada withdrew from all of its interests in the SPV and transferred back to the SPV its 4% net smelter return royalty and 1/3 of any property takings award, in exchange for the return of $1 million of the $3 million paid earlier by Franco-Nevada to SPV.

         On December 31, 1998, the Company sold all of the assets of CR Minerals Corporation to an investment group for $6,475,000 less certain working capital adjustments. The consideration included $475,000 which was used to pay-off a promissory note issued in connection with the Company's 1997 purchase of the pumice mine which supplied ore to its New Mexico processing facility.

         EQUITY TRANSACTIONS

         During the period December 2000 through February 2001, the Company raised a total of $1.25 million ($1.20 million net of expenses) through the sale of 1,473,052 unregistered shares of common stock. Net proceeds were $0.75 million in 2000 and $0.45 million in 2001.

         In February 2000, shareholders of the Company approved a resolution to authorize the Directors to implement a reverse split of common stock of the Company with the intent of bringing the Company's share price to above $1.00/share, as requested by The American Stock Exchange. Accordingly, the Directors of Canyon Resources Corporation enacted, effective March 24, 2000, a 1/4 reverse split.

         During 1999, a warrant to purchase 15,000 shares of common stock was exercised at $3.75 per share. This warrant was part of an equity financing in 1996 in which 2,317,167 total warrants were issued; 2,302,167 warrants expired unexercised on March 25, 1999.

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

         In August 1998, the loan facility was further restructured as follows:
(i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds which was used to pay off the credit line amount of $650,000 and further reduce the gold loan principal by 6,117 ounces) (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

         In June 1999, the loan facility was again restuctured and included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan principal by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws expired on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

         On June 30, 1999, the Company converted its then remaining gold loan principal of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200).

         At December 31, 2000, CR Briggs was not in compliance with certain conditions of the loan agreement relating to minimum hedging requirements and working capital levels (as defined). In addition, as of January 1, 2001, the Company, as guarantor, was not in compliance with respect to maintaining a minimum level of tangible net worth and consolidated working capital ratio (as defined). In March 2001, the loan facility was amended as follows: (i) all existing matters of non-compliance were waived; (ii) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (iii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000 thereafter until the loans have been repaid in full; (iv) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and (v) the Company, by April 30, 2001, will establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

         The following table summarizes principal payments and weighted average interest rates on the loan facility:

                                          2000              1999            1998
                                          ----              ----            ----

Principal payments
          Gold loan
             o   Ounces                   --                 26,623          13,057
             o   Monetized amount         --           $ 10,331,100     $ 5,066,700
          Cash loans                      --           $    650,000     $ 8,700,000

Weighted average interest rates
          Gold loan                       --                   2.5%            3.5%
          Cash loans                      8.9%                 7.9%           10.3%

         LEASING ARRANGEMENTS

         In addition to the loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services (Caterpillar). The majority of the equipment leased initially had a 5-year term. During 1999, the Company and Caterpillar extended the lease an additional two years on certain equipment which lowered the Company's lease costs in 2000 by approximately $0.5 million. During 1998, the Company also entered into a 5-year lease for the capitalized cost ($1.1 million) associated with the replacement cone crushers at the Briggs Mine.


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

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $279 and $338 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging is required in connection with its loan facilities.


CUSTOMERS

         From 1998 through 2000, the Company sold its gold and silver production primarily to two precious metal buyers, NM Rothschild & Sons Limited and Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG). Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.


ENVIRONMENTAL MATTERS

         The exploration, development, and production programs conducted by the Company in the United States are subject to local, state, and federal regulations regarding environmental protection. Many of the Company's mining and exploration activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state, and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

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

         The Company has spent approximately $6.9 million on reclamation and closure activities at the Kendall Mine through December 31, 2000, and expects to spend an additional $2.2 million through mine closure. At December 31, 2000, the Company has fully accrued for its remaining anticipated expenditures. The Company has maintained a $1.9 million bond with the Montana Department of Environmental Quality (DEQ) to ensure appropriate reclamation. In October 1999, the DEQ issued a determination notice for an increase in the bond amount to $8.1 million. In August 2000, the DEQ further revised the bond amount to $14.2 million, and ordered that the leach pads be recontoured, capped, and top-soiled by the end of 2000. The Company believes that the $8.1 and $14.2 million bond amounts are inappropriate and has appealed the actions of the DEQ. In November 2000, the DEQ declared that CR Kendall was in default of its reclamation obligations at the Kendall site and ordered the $1.9 million bond forfeited. In February 2001, CR Kendall entered into an agreement with the DEQ under which (i) the underlying cash of $1.9 million supporting the bond was transferred to an interest bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ order declaring a default and forfeiture of the reclamation bond was withdrawn, and, (iii) the appeals regarding bond amounts were stayed. The Company is working cooperatively with the DEQ with the objective of completion of the reclamation of the Kendall minesite.

         The Briggs Mine operates under a number of permits issued by state, local and federal agencies. Moreover, the Company was required to post a $3.03 million reclamation bond to ensure appropriate reclamation and a $1.01 million bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. The Company also maintains a $0.144 million reclamation bond for exploration at the Briggs Mine. Surety bonds at the Briggs Mine are partially collateralized as follows: (i) $0.1 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company has agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001.

         The Seven-Up Pete Venture (SPV) has a $0.5 million exploration reclamation bond supported by Franco-Nevada Mining Corporation. SPV has agreed to replace this reclamation bond on or before October 20, 2002.

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


EMPLOYEES

         As of March 1, 2001, the Company and its wholly-owned subsidiaries employed 131 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.


SEASONALITY

         Seasonality does not currently have a material impact on the Company's operations.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS

         Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.   PROPERTIES

         The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 2000. More detailed information regarding each of these properties is provided in the text that follows.

                          CANYON RESOURCES CORPORATION
                            PROPERTIES AS OF 12/31/00


                                                                                            DEVELOPMENT
                                                            DATE         ACQUISITION      CAPITAL TO MAKE   ANTICIPATED TIME
                                                            INTEREST     COST OF             PROPERTY          OF COMMENCEMENT
PROPERTY             INTEREST   NATURE OF INTEREST          ACQUIRED     INTEREST(1)        OPERATIONAL       OF OPERATIONS
--------             --------   ------------------          --------     -----------        -----------       -------------

PRODUCTION PROPERTIES

   Briggs Mine       100%       Unpatented Mining Claims    1990         $7.7 million       $42.2 million     In production

   Kendall Mine      100%       Mineral Lease               1987, 1990   $15.2 million      $1.6 million      In reclamation


DEVELOPMENT PROPERTIES

   Seven-Up          100%       Mineral Leases              1990, 1997   $10.2 million(3)   $225 million      Unknown(4)
   Pete Venture                                                                             (estimated)


EXPLORATION PROPERTIES

   Panamint          100%       Unpatented Mining Claims    1990         $0.3 million       Unknown           Unknown
   Range


   Montana           100%       Mainly fee mineral rights   1990         $2.1 million       Unknown           Unknown
   900,000 acres


   Arroya            100%       Mineral License             1994         Nil                Unknown           Unknown
   Cascada
   (Argentina)


   Other             100%(2)    Mineral Claims (Cateos)     1994         Nil                Unknown           Unknown
   Argentine
   properties


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

         Briggs' holdings include 685 unpatented mining claims, 67 mill site claims, 1 tunnel site claim, 1 patented millsite claim, and 2 patented mining claims that comprise an area of approximately 14,000 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. The Company's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

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

         Mine development and construction of facilities began on December 16, 1995. Facilities include a 12,000 ton per day crushing plant, leach pad, process ponds, recovery plant, office and lab buildings, and a maintenance shop. Crushing of ore commenced on July 29, 1996, and first gold production occurred on October 16, 1996. Total gold production in 1996 was 3,417 ounces.

         During 1997, 9.3 million tons were mined, of which 2.8 million tons were ore with an average grade of 0.033 ounce of gold per ton and a waste-to-ore strip ratio of 2.3 to 1. The Briggs Mine produced 66,769 ounces of gold and 19,215 ounces of silver in 1997.

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

         During 2000, 11.4 million tons were mined, of which 3.6 million tons were crusher ore with an average grade of 0.025 ounce of gold per ton and 0.5 million tons of run-of-mine (non-crusher) ore with an average grade of 0.014 ounce of gold per ton, as well as 1.8 million tons of waste rock that was pre-stripped from the North Briggs deposit. The average waste-to-ore strip ratio within the Briggs deposit for the year was 1.3 to 1. The Briggs Mine produced 86,621 ounces of gold and 23,220 ounces of silver in 2000.

         Statistical production and financial data for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS

                                                  2000             1999              1998              1997              1996
                                                  ----             ----              ----              ----              ----

PRODUCTION
Briggs Deposit
   Tons mined (waste and ore)                  9,489,600         9,786,652        10,479,800         9,321,500         5,516,600
   Tons ore mined (crusher ore)                3,553,300         4,280,000         3,395,700         2,845,300           798,300
   Gold grade of crusher ore (oz/ton)              0.025             0.028             0.030             0.033             0.043
   Tons run-of-mine ore                          511,300           903,100           181,900                --                --
   Strip ratio (tons waste/tons ore)               1.3:1             0.9:1             2.1:1             2.3:1             5.9:1
North Briggs Deposit
   Tons waste mined                            1,836,200
   Tons crusher ore mined                         32,900
   Gold grade of crusher ore (oz/ton)              0.038
   Tons run-of-mine ore                           21,400

   Gold production (oz)                           86,621            86,669            80,316            66,769             3,417
   Silver production (oz)                         23,220            24,044            22,138            19,215               654
   Recoverable gold inventory (oz)                28,401            38,164            25,170            23,899            24,267

FINANCIAL
   Ounces of gold sold                            87,397            83,565            79,303            68,436             1,500
   Average gold price realized              $        397      $        370      $        375      $        401      $        406
   Revenue from mine operations             $ 34,726,300      $ 30,904,500      $ 29,773,400      $ 27,491,500      $    608,600
   Cash operating cost per ore ton
       mined                                $       5.66      $       4.41      $       6.16      $       6.27               N/A
   Cash operating cost per ounce(1)         $        267      $        275      $        278      $        290               N/A
   Total production cost per ounce(1)       $        388      $        369      $        368      $        383               N/A
   Operating earnings(2)(3)                 $    823,300      $     27,300      $    540,500      $    882,900               N/A
   Capital expenditures(3)                  $  1,891,300      $     44,200      $    203,100      $  3,141,600      $ 28,083,500

          (1)  As calculated under The Gold Institute's Production Cost
               Standard.

          (2) Prior to asset write-down, interest income (expense) and other non-operating items.

          (3) Excludes exploration and development drilling and permitting costs for reserve expansion.

         Proven and probable reserves for the Briggs Mine as calculated by the Company at various gold prices are shown on the following table.

          RESERVES (01/01/01)                 $350 GOLD      $300 GOLD      $250 GOLD
                                              ---------      ---------      ---------

     Tons ore                                 8,407,600      7,825,100      5,797,800
     Grade, ounce per ton                         0.040          0.041          0.038
     Contained gold ounces                      339,220        320,170        217,520
     Recoverable gold ounces*                   312,899        296,896        210,162

          * Includes 29,157 ounces of recoverable gold in leach pad and plant inventory.

         Development

         Development drilling in 1997 at North Briggs and Goldtooth, located immediately north and south, respectively, of the Briggs Mine, identified the following proven and probable reserves, which are included in the above Briggs Mine reserves:

 RESERVES (01/01/01)                          $350 GOLD     $300 GOLD       $250 GOLD
                                              ---------     ---------       ---------

     Goldtooth
        Tons ore                              2,665,600      2,537,600      2,195,000
        Grade                                     0.036          0.036          0.038
        Contained gold ounces                    96,850         93,050         82,680
        Recoverable gold ounces                  77,480         74,440         66,144
     North Briggs
        Tons ore                              3,105,700      2,651,200        966,500
        Grade                                     0.053          0.056          0.060
        Contained gold ounces                   165,060        149,810         57,530
        Recoverable gold ounces                 140,301        127,339         48,901

         The reserves at North Briggs were defined by 151 drillholes and occur subparallel to the topography, along a low-angle detachment fault or a banded ironstone bed, with increased thickness of mineralization eastward approaching the high-angle regionally persistent Goldtooth fault. The gold mineralized structure at North Briggs is still open to the northeast and east. The Goldtooth reserves, defined by 132 drillholes, occur primarily in steeply dipping orientation within favorable rock units adjacent to the Goldtooth fault.

         Environmental Regulation

         The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land Management: 2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Operate, Great Basin Unified Air Pollution Control District; and 5) Section 404 Dredge and Fill Permit, Army Corps of Engineers. In January 2000, the Briggs Mine obtained an amendment to its operating permit that allows mining of the North Briggs and Goldtooth deposits. The amendment was obtained through an Environmental Assessment conducted by the U.S. Bureau of Land Management and an equivalent document approved by the Inyo County Planning Commission. In December 2000, the Briggs Mine obtained an amendment which allows increase of the leach pad total height to 190 feet, from the previous limit of 150 feet, approved by the U.S. Bureau of Land Management, the Inyo County Planning Commission, and Lahontan Regional Water Quality Board. The permits issued to date are adequate for all mine operations involving currently identified mineable reserves in the Briggs deposit.

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


KENDALL MINE

         General

              The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. The property rights controlled by the Company include approximately 1,052 acres in 70 patented claims and fee land. The Company acquired most of the patented mining claims (approximately 981 acres) through the purchase of all of the shares of Judith Gold Corporation in January 2001.

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

         During 1998 and 1999, the Company tested the efficiency of a biocell in removal of constituents from water of the Barnes King drainage. This passive water-treatment system performed better than expectations. As a result of the success of the test, biocells have been designed specifically for each drainage so that they would remove the constituents and allow the clean water to flow unimpeded downstream.

         During 2000, the Company advanced investigation and planning for the beneficial use of site waters in irrigation of down-drainage ranchlands. A detailed proposal of such a plan was submitted to the Montana Department of Environmental Quality in March 2001. If approved by the DEQ, this plan, instead of the biocell installation, would be implemented in 2001.

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

      The DEQ has required that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation at the Kendall minesite. In October 1999, the DEQ issued a determination notice for an increase in the bond amount to $8.1 million. In August 2000, the DEQ further revised the bond amount to $14.2 million, and ordered that the leach pads be recontoured, capped, and top-soiled by the end of 2000. The Company believes that the $8.1 and $14.2 million bond amounts are inappropriate and has appealed the actions of the DEQ.

      In November 2000, the DEQ declared that CR Kendall was in default of its reclamation obligations at the Kendall site and ordered the $1.9 million bond forfeited. In February 2001, CR Kendall entered into an agreement with the DEQ under which (i) the underlying cash of $1,869,00 supporting the Kendall reclamation bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ order declaring a default and forfeiture of the reclamation bond was withdrawn, and
(iii) the appeals regarding bond amounts were stayed. The Company is working cooperatively with the DEQ with the objective of completion of the reclamation of the Kendall minesite.

         Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall minesite. During 2000, approximately 2.8 disturbed acres were reclaimed, and no additional acres were disturbed. The Company's reclamation and closure expenditures in 2000 were approximately $0.6 million, primarily related to treatment and disposal of process water, capture and treatment of waste rock dump seepage, improved drainage and sediment controls, continued testing of a passive water treatment system, and investigation of the beneficial use irrigation system. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of long term water management system.

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

      On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Venture, including the McDonald Gold Project, from Phelps Dodge. The purchase increased Canyon's effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which was to be no less than $100 million and no more than $150 million. No additional payment is required until after all permits have been achieved or construction commences. In September 1999, Phelps Dodge subsequently agreed to amend the purchase agreement which lowered the residual payment obligation to $10 million, or, alternatively, one-third of any award received by the Seven-Up Pete Venture as a result of a taking lawsuit against the State of Montana. The purchase payment is collateralized only by the 72.25% participating interest and underlying assets transferred from Phelps Dodge to Canyon.

      The Seven-Up Pete and McDonald properties are located six to eight miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The SPV consists of approximately 21 square miles of patented and unpatented mining claims and mineral leases of fee and state land, in general subject to a 5% net smelter returns royalty. During 1994, the state lease upon which substantially all of the currently identified McDonald ore body is located was amended. The amendment extended the primary ten-year term of the lease for the time required for review and approval of permit applications for development of the property, including the time required to resolve any appeals of permit approvals. In addition, the lease may also be held thereafter by the production of minerals in paying quantities or the payment of a delay rental of $150,000 per month. The amendment also, along with similar amendments to five other adjacent state leases, provides for cross-mining on all six leases and the consolidation of the six leases under a single management unit.

      In September 1999, the SPV obtained $3.5 million in funding from Franco-Nevada Mining Corporation. The funding was in the form of $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. For providing the funding, Franco-Nevada was to receive a four percent net smelter return royalty from any mineral production from properties of the SPV or, alternatively, one-third of any proceeds received by the SPV resulting from any takings lawsuit. (See "Legal Status" below.)

      In July 2000, Franco-Nevada Mining Company withdrew from all of its interests in the SPV. Franco-Nevada transferred back to the SPV its 4% net smelter return royalty and 1/3 of any property takings award, in exchange for the return of $1 million of the $3 million paid earlier by Franco-Nevada to SPV.

      Legal Status

      On November 3, 1998, an anti-cyanide mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the SPV to a standstill. This bill bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

      On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has initiated judicial review of the agency decision and has added the judicial review to its lawsuit against the State of Montana, described below. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

      The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The invalidity of I-137 is based on i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days of the campaign, and ii) due process considerations, in that I-137 was enacted without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The federal lawsuit filed in the U.S. District Court for the District of Montana was stayed until resolution of the active lawsuit in the state court system, filed in the State First Judicial District Court. The Company's legal counsel believes that it is likely that the SPV will prevail in its lawsuit.

      The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid, an action which the SPV has asked the court, in the same lawsuit, to declare invalid.

      In August 2000, the SPV filed a report with the DNRC, and will file the same report with the court, containing technical analyses, conducted by world-renowned specialists, which demonstrates conclusively that the Venture's proposed open-pit mining and cyanide heap-leach processing is the only technology that can be applied economically to the McDonald and Seven-Up Pete gold/silver deposits. Further, the analyses convincingly demonstrate that the proposed open-pit, cyanide heap leaching technology results in maximum resource conservation of this valuable and unique deposit (McDonald) and poses far less risk to human health and the environment than any of the alternative technologies. All alternative existing technologies for development of the deposits within the constraints of I-137 were investigated and analyzed. Thus, for purposes of the takings aspect of the lawsuit, these analyses demonstrate that enactment of I-137 has "taken" the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

         In March 2001, the Sieben Ranch Company (SRC) announced that it is suing the State of Montana to overturn I-137 and to seek a takings damage award caused by the enactment of I-137. The SRC lawsuit closely parallels the lawsuits filed against the State by Canyon Resources and the SPV. The SRC owns lands that checkerboard the State mineral leases of the McDonald gold project. Under contracts with SPV, SRC is the recipient of mineral lease rental payments and potentially royalty payments, as well as payments to purchase SRC lands contained within the permit area of the McDonald Gold Project, should I-137 be overturned, permits achieved, and mine development occur.

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

                              MCDONALD GOLD DEPOSIT
                                MINERAL INVENTORY

                  CUT-OFF GRADE            TONS             GRADE        OUNCES GOLD
                    (OPT GOLD)          (MILLIONS)       (OPT GOLD)      (THOUSANDS)
                    ----------          ----------       ----------      -----------

                      0.006                644.2            0.016          10,299
                      0.008                494.5            0.019           9,280
                      0.012                312.5            0.024           7,508
                      0.016                207.2            0.029           6,058
                      0.020                142.3            0.034           4,901
                      0.025                 92.1            0.041           3,786
                      0.035                 45.6            0.053           2,436

         Canyon's ongoing engineering analysis projects that gold can be produced profitably from the McDonald deposit at gold prices in the $300 to $350 per ounce range. Under the $350 gold price mine plan, ore containing 7.2 million ounces of gold would be mined, with the production of 5.0 million ounces of gold and 10 million ounces of silver over a 14-year period. Under this mine design, mining and crushing of 131 million tons of ore above a 0.016 opt cutoff grade (with an average grade of 0.033 opt) and mining and direct loading onto a leach pad of an additional 258 million tons of lower grade ore (averaging 0.011 opt) would, with an expected average recovery of 81% of the contained gold from the crushed ore and 52% from the run-of-mine ore, produce approximately 385,000 ounces of gold per year over the mine life. Cash operating costs for the $350 gold price mine plan are estimated at $180 per ounce. Initial capital costs are estimated at approximately $225 million. More detailed engineering work will cause these numbers to be further defined.

         Under the $300 gold price mine plan, ore containing 4.9 million ounces of gold would be mined, with the production of 3.4 million ounces of gold and 7 million ounces of silver over an eight-year period. Under this mine design, mining and crushing of 67 million tons of ore above a 0.022 opt cutoff grade (with an average grade of 0.040 opt) and mining and direct loading onto a leach pad of an additional 172 million tons of lower grade ore (averaging 0.013 opt) would produce approximately 450,000 ounces of gold per year over the mine life. Cash operating costs for the $300 gold price mine plan are estimated at $160 per ounce. More detailed engineering work will cause these numbers to be further defined.

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

         The agencies hired experienced consulting firms to prepare the EIS. The consultants were to complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies were actively preparing the EIS when the threat of the anti-cyanide gold mining initiative, I-137, was proposed mid-year 1998. (See "Legal Status.") With the threat of passage and the actual passage of I-137 in November 1998, all permitting work on the McDonald project was suspended.

         Most of the McDonald gold deposit occurs on land owned by the State of Montana and is subject to a 5% net smelter return royalty payable to the state school lands trust, the principal beneficiary of which is Montana Tech, part of the state university system. A minor portion of the McDonald gold deposit occurs on land owned by the Sieben Ranch Company (SRC) and is subject to a 5% net smelter return royalty. In 1997, the SPV entered into a purchase option agreement with SRC whereby, after all permits to construct the mine are achieved, SPV will purchase all of the SRC lands that are included in the McDonald mine plan. The royalty would still be payable to the SRC upon production.

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

         A comprehensive Pre-Feasibility Study completed in early 1999 documents that the Seven-Up Pete deposit is economically viable at gold prices between $300 per ounce and $350 per ounce when developed in conjunction with the nearby McDonald Gold Project. The Seven-Up Pete ore would be mined in an open pit, hauled by truck to the McDonald site, and crushed and heap leached at the McDonald facility. Using a dilution factor of 25%, the Seven-Up Pete deposit contains 11.7 million tons of ore, with an average grade of 0.051 ounce of gold per ton and 0.24 ounce of silver per ton, containing 600,450 ounces of gold and
2.4 million ounces of silver. These ounces are anticipated to be mined with an average strip ratio (waste tons/ore tons) of 3.9:1. The Pre-Feasibility study shows that the Seven-Up Pete ore is projected to be mined at a rate of 1.5 million tons per year, from which a total of 450,000 ounces of gold and 1.1 million ounces of silver are expected to be produced over an eight-year period at an average cash operating cost of $160 per ounce of gold. Initial capital costs are projected to be approximately $18 million.

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

         An EIS was being prepared by three co-lead agencies, DEQ, DNRC, and COE, when the anti-cyanide initiative, I-137, was passed, thus suspending active work on the EIS. This EIS would be used to support all of the major permit decisions. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur.

         The SPV has a $0.5 million exploration reclamation bond supported by Franco-Nevada Mining Corporation. SPV has agreed to replace this reclamation bond on or before October 20, 2002.


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

BRIGGS/PANAMINT PROPERTIES

         Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 14,000 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 12 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. (See "Item 2 - Properties - Briggs Project - Development" for a discussion of Goldtooth and North Briggs). In 1991 considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994 the WSA designation was removed from the entire claim block.

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

         The Company feels that it is imperative that it resume, in 2001, reserve-expansion and exploration drilling adjacent to the Briggs Mine in the Panamint District, so that the life of the Briggs Mine can be extended. The last holes drilled in the greater Briggs area in 1997 were ore holes drilled at North Briggs. As funds become available, the Company plans to resume drilling offsetting the North Briggs deposit with the objective of expanding the mineable reserves of this higher grade (0.053 opt) deposit.

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

LATIN AMERICAN EXPLORATION

         ARGENTINA

         In July 1997, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Aeropuerto Property. The agreement initially required Minera to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. In 1998, the purchase terms were modified to lower the payments in the first three years, but increase the total purchase price to $2.42 million. Minera, at any time, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. The Aeropuerto property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property being actively explored by Brancote Holdings PLC.


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

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or alter the provisions of the Mining Law of 1872. As of March 1,2001, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such claims and the economics of existing operating mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation.

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


LEASED PROPERTY

         The Company leases approximately 2,567 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2004. Rent is presently $3,700 per month. The Company maintains storage and/or facilities in Lincoln, Montana, and Ridgecrest, California, on a month-to-month basis.


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

         In September 2000, the parties achieved a negotiated settlement of the lawsuit which relieves the Company of any present or future liability with respect to impacts of minesite activities on the Van Haur ranch.

         CR KENDALL - WATER QUALITY NOTICE OF VIOLATION

         On September 23, 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The DEQ subsequently filed a legal action for collection of the penalty. The Company believes: (i) that many of the allegations are unfounded, and (ii) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in the legal action.

         MCDONALD GOLD PROJECT - MONTANA DEPARTMENT OF NATURAL RESOURCES METALIFEROUS MINERAL LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has initiated judicial review of the agency decision and has added the judicial review to its lawsuit against the State of Montana, described below. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

         SEVEN-UP PETE VENTURE - I-137 LAWSUIT

         On November 3, 1998, an anti-cyanide mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the Seven-Up Pete Venture (SPV) to a standstill. This bill bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

         In April 2000, the SPV filed two lawsuits against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The invalidity of I-137 is based on i) having been denied the opportunity to campaign due to the effectiveness of I-125 until the last few days of the campaign, and ii) due process considerations, in that I-137 was enacted without any compelling public policy interest, since environmental safety concerns are well protected and monitored with existing laws and regulations. The federal lawsuit filed in the U.S. District Court for the District of Montana was stayed until resolution of the active lawsuit in the state court system, filed in the State First Judicial District Court. The Company's legal counsel believes that it is likely that the SPV will prevail in its lawsuit.

         The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid, an action which the SPV has asked the court, in the same lawsuit, to declare invalid.

         In August 2000, the SPV filed a report with the DNRC, and will file the same report with the court, containing technical analyses, conducted by world-renowned specialists, which demonstrates conclusively that the SPV's proposed open-pit mining and cyanide heap-leach processing is the only technology that can be applied economically to the McDonald and Seven-Up Pete gold/silver deposits. Further, the analyses convincingly demonstrate that the proposed open-pit, cyanide heap leaching technology results in maximum resource conservation of this valuable and unique deposit (McDonald) and poses far less risk to human health and the environment than any of the alternative technologies. All alternative existing technologies for development of the deposits within the constraints of I-137 were investigated and analyzed. Thus, for purposes of the takings aspect of the lawsuit, these analyses demonstrate that enactment of I-137 has "taken" the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of security holders in the last quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low prices (1999 and first quarter 2000 prices restated to give effect to the March 24, 2000 1/4 reverse split) for the Company's common stock during 2000 and 1999.

                                              COMMON STOCK
                                          --------------------
                                          High             Low
                                          ----             ---

                        2000
                    Fourth Quarter        $1.44          $0.81
                    Third Quarter         $1.19          $0.75
                    Second Quarter        $1.50          $0.69
                    First Quarter         $2.00          $0.75

                        1999
                    Fourth Quarter        $2.52          $0.76
                    Third Quarter         $1.76          $0.52
                    Second Quarter        $1.00          $0.52
                    First Quarter         $1.24          $0.76

         On March 1, 2001, the high and low prices for the Company's common stock were $1.10 and $1.05, respectively.

         As of March 1, 2001, there were approximately 1,320 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 6,000.

         As of March 1, 2001 there were outstanding 13,351,850 shares of common stock and 748,875 employee and non-qualified stock options to purchase common stock.

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

SALE OF UNREGISTERED SECURITIES

         During the period December 2000 through February 2001, the Company issued 1,473,052 shares of its $0.01 par value common stock in a private placement transaction which raised approximately $1.25 million. In addition, the agent arranging the private placement was issued 51,557 shares of common stock as partial consideration of his fee. The shares were issued only to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.

                                                                                   DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                  2000               1999             1998                1997            1996
                                              ------------       ------------     ------------        ------------    ------------

     SUMMARY OF CONSOLIDATED
     BALANCE SHEETS

     Working Capital                          $     81,200       $ (2,008,000)    $(14,336,000)       $  2,581,200    $  6,460,600
     Current Assets                             10,004,900         11,650,900       13,583,900          13,514,300      12,286,500
     Total Assets                               51,521,500(1)      71,231,200       81,871,700          97,282,100      84,384,300
     Current Liabilities                         9,923,700         13,658,900       27,919,900          10,933,100       5,825,900
     Long-term Obligations                       7,282,000         11,937,700        8,652,900          31,310,500      30,117,800
     Total Liabilities                          17,205,700         25,596,600       36,572,800          42,243,600      35,943,700
     Common Stockholders' Equity                34,315,800         45,634,600       45,298,900          55,038,500      48,440,600


     SUMMARY OF CONSOLIDATED
     STATEMENTS OF OPERATIONS

     Sales                                    $ 34,726,300       $ 30,904,500     $ 35,246,600        $ 28,890,300    $  4,857,000
     Income (Loss) Before Extraordinary
       Items and Cumulative Effect of
       Changes in Accounting Principles        (12,072,800)           203,500       (2,849,300)         (5,022,300)     (7,114,900)
     Net Income (Loss)                         (12,072,800)(1)        203,500      (12,058,900)(2)      (5,022,300)     (7,114,900)
     Net Income (Loss) Per Share(3),(4)
       Basic and  Diluted(5)                         (1.03)              0.02            (1.04)              (0.52)          (0.84)


          (1) The Company wrote-down the carrying value of its Briggs Mine assets to fair market value in 2000. See Note 8 to Consolidated Financial Statements.

          (2) The Company changed its methods of accounting for exploration costs on unproven properties and accounting for costs of start-up activities in 1998. See Note 4 to Consolidated Financial Statements.

          (3) The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share, in 1997. Per share amounts in 1996 have been restated to conform with the provisions of SFAS128.

          (4) Per share amounts for all periods have been restated to give effect to the Company's March 24, 2000 1/4 reverse split.

          (5) Potential common shares had no effect on per share amounts in 1999 and would be antidilutive during 2000, 1998, 1997 and 1996, respectively, as the Company recorded net losses.

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


RESULTS OF OPERATIONS

         2000 COMPARED TO 1999

         The Company recorded a net loss of $12,072,800, or $1.03 per share, on revenues of $34,726,300 in 2000. This compares to net income of $203,500, or $0.02 per share, on revenues of $30,904,500 in 1999. The 2000 results include a charge of $11 million in connection with a write-down of the Briggs Mine assets to fair market value.

         During 2000, the Company sold 87,397 ounces of gold and 23,500 ounces of silver at an average realized price of $397 per equivalent gold ounce. During 1999, the Company sold 83,565 ounces of gold and 23,400 ounces of silver at an average realized price of $370 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $279 per ounce in 2000 and 1999. All of the Company's revenues in 2000 and 1999 were from domestic activities.

         The following table summarizes the Company's gold deliveries and revenues in 2000 and 1999:

                                                      2000                                      1999
                                      -------------------------------------         --------------------------------------
                                                     AVERAGE                                      AVERAGE
                                       GOLD         PRICE PER       REVENUE          GOLD        PRICE PER         REVENUE
                                      OUNCES           OZ.          $000'S          OUNCES           OZ.           $000'S
                                      --------------------------------------        -------------------------------------

Deliveries
   Forward                            55,300        $   309        $ 17,081         62,800        $   307        $ 19,276
   Spot sales                         32,097        $   284           9,110         20,765        $   295           6,115
   Deferred income                        --             --           8,421             --             --           5,391
                                      ------                       --------         ------                       --------
                                      87,397        $   396          34,612         83,565        $   368          30,782

Other transactions
   Silver proceeds                        --                            114              --                           123
                                      ------                       --------         ------                       --------
                                      87,397        $   397        $ 34,726         83,565        $   370        $ 30,905

         Cost of sales was $24.3 million in 2000 compared to $23.9 million in 1999. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site restoration costs accrued on a units-of-production basis.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

                                       PER OUNCE
                                     -------------
                                     2000     1999
                                     ----     ----

    Cash Operating Cost(1)           $267     $275
    Total Cash Costs(2)              $272     $281
    Total Production Costs(3)        $388     $369

          (1) As per cost of sales description above, excluding royalties and accruals for site reclamation.

          (2)  Cash operating cost plus royalties.

          (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Depreciation, depletion, and amortization was higher in 2000 due to a higher units-of-production rate on ounces sold from the Briggs Mine.

         Selling, general, and administration expenses were lower in 2000 due to reduced corporate overhead and exploration costs were lower due to reduced levels of activity.

         During the fourth quarter of 2000, the Company recorded an impairment loss of $11.0 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to i) the Company's forecast for a lower gold price than was estimated in prior periods; and ii) the Company's minimal hedge position relative to remaining reserves.

         Interest income was higher in 2000 due to higher cash balances. Interest expense was marginally higher due to higher interest rates.

         During the fourth quarter of 1999, the Company recorded a charge of $0.9 million for site reclamation based on an update to the anticipated scope of work remaining at the Kendall Mine.

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

         There was no current or deferred provision for income taxes during 2000 or 1999. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 2000 or 1999 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Inflation did not have a material impact on operations in 2000 or 1999. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

         1999 COMPARED TO 1998

         The Company recorded net income of $203,500, or $0.02 per share, on revenues of $30,904,500 in 1999. This compares to a loss before extraordinary item and cumulative effect of changes in accounting principles of $2,849,300, or $0.25 per share, and a net loss of $12,058,900, or $1.04 per share, on revenues of $35,246,600 in 1998.

         During 1999, the Company sold 83,565 ounces of gold and 23,400 ounces of silver at an average realized price of $370 per equivalent gold ounce. During 1998, the Company sold 79,303 ounces of gold and 21,500 ounces of silver at an average realized price of $375 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $279 per ounce in 1999 and $294 per ounce in 1998. All of the Company's revenues in 1999 and 1998 were from domestic activities.

         The following table summarizes the Company's gold deliveries and revenues in 1999 and 1998:

                                                       1999                                         1998
                                      -------------------------------------         --------------------------------------
                                                     AVERAGE                                      AVERAGE
                                       GOLD         PRICE PER       REVENUE          GOLD        PRICE PER         REVENUE
                                      OUNCES           OZ.          $000'S          OUNCES           OZ.           $000'S
                                      --------------------------------------        -------------------------------------

Deliveries
   Forwards                            62,800        $   307        $ 19,276         56,600        $   338        $ 19,121
   Put options                             --             --              --          4,200        $   379           1,590
   Spot sales                          20,765        $   295           6,115         16,409        $   298           4,891
   Gold loan                               --             --              --          2,094        $   388             813
   Deferred income                         --             --           5,391             --             --           3,055
                                       ------                       --------         ------                       --------
                                       83,565        $   368          30,782         79,303        $   372          29,470
Other transactions
   Silver proceeds                         --                            123             --                            114
   Other hedging gains                     --                             --             --                            190
                                       ------                       --------         ------                       --------
                                       83,565        $   370        $ 30,905         79,303        $   375        $ 29,774

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

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

                                                                  PER OUNCE
                                                                -------------
                                                                1999     1998
                                                                ----     ----

                               Cash Operating Cost (1)          $275     $278
                               Total Cash Costs (2)             $281     $284
                               Total Production Costs (3)       $369     $368

          (1) As per cost of sales description above, excluding royalties and accruals for site reclamation.

          (2)  Cash operating cost plus royalties.

          (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

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

         During the fourth quarter of 1999, the Company recorded a charge of $0.9 million for site reclamation based on an update to the anticipated scope of work remaining at the Kendall Mine.

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

         During 1998, as part of a May 1998 restructuring of the Briggs Mine loan facility, proceeds from a hedge liquidation were used to prepay certain cash loans outstanding and to reduce the principal on the gold loan by 8,869 ounces. As a result of the prepayment on the cash loans, unamortized deferred financing costs of $281,500 were expensed. This amount is shown as an extraordinary item on the Statement of Operations for the year ended December 31, 1998. In addition, as a result of the restructuring of the gold loan, the Company recognized a gain of $919,700. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998.

         In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brought the Company's accounting method in accordance with the predominant practice in the US mining industry and better reflects operating income and cash flow. The $5,625,400 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to increase the loss before extraordinary item and cumulative effect of a change in accounting principle by $408,600, or $0.04 per share, and the net loss by $6,034,000 or $0.52 per share.

         In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 was otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The $3,302,700 cumulative effect of the change on prior years is included in the loss for 1998. The effect of the change on 1998 was to decrease the loss before extraordinary item and cumulative effect of a change in accounting principle by $751,200, or $0.08 per share, and to increase the net loss by $2,551,500, or $0.24 per share.

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group. The Company recorded a loss on asset disposals of $849,100 in connection with the sale.

         Inflation did not have a material impact on operations in 1999 or 1998.

LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY:

At December 31, 2000, the Company, as guarantor for the Briggs Mine loan facility, and CR Briggs Corporation, the Company's wholly-owned subsidiary whose principal asset is the Briggs Mine, were not in compliance with certain covenants required by the loan facility, including minimum working capital levels and working capital ratios. Although waivers have been obtained for all existing matters of non-compliance, the Company does not expect to be in compliance with its working capital covenants through the remaining term of the loan facility and has obtained additional waivers of compliance through November 30, 2002, or repayment in full of the loans, whichever first occurs. In addition, remaining principal payments on the loan facility have been rescheduled to conform with the Company's expected cash flows over the next two years (see "Financing Activities - Credit Arrangements - CR Briggs Loan Facility"). The Company believes that its cash requirements over the next twelve months can be funded through a combination of existing cash, cash raised subsequent to year-end through a private placement of stock (see "Outlook - Financing"), and cash flows from operations. Cash flows from operations, however, could be significantly impacted if the market price of gold fluctuates, as only 4% of the Briggs Mine estimated production in 2001 was hedged at December 31, 2000. Because of continued low gold prices and the potential for further price declines, the Company expects to manage its cash resources by (i) establishing a bank required hedge program during the second quarter of 2001 to mitigate its market price risk, (ii) continuing to examine its operations for ways to increase efficiencies and lower costs and (iii) deferring, to the extent possible, capital and equipment maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

SUMMARY OF 2000 CASH FLOW:

         The Company's cash and cash equivalents increased $0.4 million during 2000 to $1.1 million at year-end. The increase was a result of net cash provided by operations of $1.3 million, net cash used in investing activities of $1.3 million and $0.4 million of net cash provided by financing activities.

OPERATING ACTIVITIES:

         Operations provided $1.3 million of cash in 2000 as compared to $7.4 million in 1999 and $11.2 million in 1998. The liquidation of a gold hedge position in 1999 contributed $5.5 million of the total operating cash flow. During 1998, the liquidation of a gold hedge position contributed $11.1 million of the total operating cash flow. There were no comparable liquidations in 2000.

INVESTING ACTIVITIES:

Capital Expenditures

         Capital expenditures in 2000 totaled $2.7 million. Major components included $1.9 million for projects at the Briggs Mine, the principal item being development of the North Briggs deposit, and $0.8 million on the McDonald Gold Project.

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

Asset Dispositions

         During 2000, 1999, and 1998, respectively, the Company received proceeds of approximately $0.1 million each year in connection with the sale of an exploration property.

         On December 31, 1998, the Company completed the sale of its industrial minerals assets to an investment group for a purchase price of $6,475,000 less certain working capital adjustments.

Seven-Up Pete Venture Financing Agreement

         In September 1999, the Seven-Up Pete Venture (SPV) received $3.0 million from Franco-Nevada Mining Corporation (Franco-Nevada) through the sale of a 4% net smelter return royalty from the mineral properties of the SPV. Should the SPV not be able to develop the mineral properties if I-137 is not overturned, Franco-Nevada was entitled to one-third of any proceeds received resulting from a successful takings lawsuit. (See "Other Matters - McDonald Gold Project Anti-Cyanide Mining Initiative"). On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which sought to have the Financing Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional damages. On June 30, 2000, the SPV and Franco-Nevada reached a Settlement Agreement (Settlement Agreement) in connection with the Complaint, the terms of which provided for i) termination of the Financing Agreement; ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the SPV; iii) the continuance until October 20, 2002 of a $0.5 million reclamation bond supported by Franco-Nevada; and iv) dismissal of the Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed.

FINANCING ACTIVITIES:

Common Stock Issues

         During December 2000, the Company issued 842,442 shares in a private placement, raising approximately $0.8 million.

         In March 2000, the Company issued 10,000 shares of common stock in connection with a stock option exercise at $0.25 per share.

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

Credit Arrangements

         Purchase of the McDonald Gold Project

         On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana's partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana.

         The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. (See "Other Matters - McDonald Gold Project Anti-Cyanide Mining Initiative").

         The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

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

         In June 1999, the loan facility was again restructured and included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan principal by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 2000; the commitment for remaining draws expired on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

         On June 30, 1999, the Company converted its then remaining gold loan principal of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200).

         At December 31, 2000, CR Briggs was not in compliance with certain conditions of the loan agreement relating to minimum hedging requirements and working capital levels (as defined). In addition, as of January 1, 2001, the Company, as guarantor, was not in compliance with respect to maintaining a minimum level of tangible net worth and consolidated working capital ratio (as defined). In March 2001, the loan facility was amended as follows: (i) all existing matters of non-compliance were waived; (ii) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (iii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000 thereafter until the loans have been repaid in full; (iv) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and
(v) the Company, by April 30, 2001, will establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

         The following table summarizes principal payments and weighted average interest rates on the loan facility:

                                          2000             1999             1998
                                          ----             ----             ----

Principal payments
          Gold loan
             o   Ounces                   --               26,623            13,057
             o   Monetized amount         --         $ 10,331,100       $ 5,066,700
          Cash loans                      --         $    650,000       $ 8,700,000

Weighted average interest rates
          Gold loan                       --                 2.5%              3.5%
          Cash loans                      8.9%               7.9%             10.3%

         Surety Bonds-Collateral Commitment

         Certain bonds have been issued aggregating $6.1 million for the performance of reclamation obligations and other contingent events at the Briggs Mine and Kendall Mine. At December 31, 2000, the Surety held the following collateral for such bonds: (i) cash in the amount of $1,869,000; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company has agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001.

OUTLOOK:

Financing

During the first quarter of 2001, the Company completed a private placement that initially commenced in December 2000, realizing additional proceeds of approximately $0.5 million.

Operations

         The Briggs Mine is expected to produce approximately 120,000 ounces in 2001 at cash operating costs of approximately $200 per ounce. Capital spending of approximately $4.2 million is anticipated , principally to develop the North Briggs and Goldtooth deposits and to expand the leach pad to accommodate the remaining ore tons to be mined. The Company's hedge position as of December 31, 2000, which consists of 6,000 ounces of floating rate forward contracts at an average price of $325 per ounce, will be settled during the first quarter of 2001. In addition, the Company will recognize approximately $1.5 million of deferred hedging gains in operations during 2001.

         The Company expects to spend approximately $1.5 million on reclamation and closure activities at Kendall during 2001, principally funded by the release of cash which supports a $1,869,000 bond. See "Other Matters, Environmental Regulation".

         Expenditures at the McDonald Gold Project are expected to be approximately $0.5 million in 2001.

OTHER MATTERS:

McDonald Gold Project

         Anti-Cyanide Mining Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the Venture will prevail in its lawsuit.

         State Leases

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company has asked the court to review and invalidate the DNRC's action. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

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

         The Kendall Mine operates under permits granted by the DEQ and the Company has maintained a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. Although the DEQ has approved the Company's plans related to recontouring, revegetation, drainage and dewatering, discussions of long-term water handling and heap closure methods continue. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. In August 2000, the DEQ further revised the bond amount to approximately $14.2 million. The Company believes the bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions. The Company's estimate to achieve final mine closure may be impacted by the outcome of these pending matters.

          In November 2000, the DEQ declared the Company in default of its reclamation obligations at the Kendall Mine and ordered the existing $1,869,000 bond forfeited. In February 2001, the Company and the DEQ reached an agreement under which i) the underlying cash of $1,869,000 supporting the bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, ii) the DEQ's order declaring a default and forfeiture of the reclamation bond was withdrawn, and (iii) the appeals regarding bond amounts are stayed.

         In September 1998, the DEQ issued a Notice of Violation and Administrative Order with respect to the Kendall Mine alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The agency subsequently filed a legal action to recover a civil penalty. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine is in violation of Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in the legal action.

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

Gold Prices, Hedging and Associated Risks

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's hedging strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks of hedging include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price.

Accounting Standards Adopted Subsequent to Year-End

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items.

         Upon adoption, the Company expects to record an asset and corresponding transition adjustment of approximately $0.3 million as a cumulative effect of a change in accounting principle for the fair market value of its forward gold contracts. In addition, the Company expects to derecognize approximately $2.8 million of deferred income as a liability on its statement of financial position and report this amount as a transition adjustment in other comprehensive income. The $2.8 million is expected to be recognized as a component of net income as follows: $1.5 million in 2001 and $1.3 million in 2002.

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


ITEM 7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the US dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $279 per ounce and $338 per ounce. Moreover, gold prices are currently at or near their lowest level in over two decades.

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of December 31, 2000, had entered into floating rate forward gold contracts on 6,000 ounces at an average price of $325 per ounce, approximately 4% of anticipated production in 2001. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 50% of its estimated production for 2001 was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.6 million. Similarly, a hedge position of only 5% with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $1.2 million.

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

         In May 1998, the Company liquidated a forward position that was originally established in December, 1995, resulting in proceeds of $11.1 million. During 1998, $2.5 million of deferred income was recognized in operations based on the original expected settlement dates of the forward contracts. During 1999, $4.1 million of deferred income was recognized. The balance of $4.5 million was recognized in 2000.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The proceeds on the liquidation was deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. During 1999, $1.3 million of deferred income was recognized. During 2000, $3.9 million of deferred income was recognized. The balance of $0.3 million will be recognized in 2001.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million which will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

         At December 31, 2000, the mark to market value of the Company's floating rate forward gold contracts was approximately $0.3 million.

Interest Rates

         At December 31, 2000, the Company's debt was approximately $5.3 million, essentially relating to the Briggs Mine. The Company is required to periodically reset the rate on the Briggs Mine debt for periods that the Company may choose which range in duration from one to six months. During 2000, 1999, and 1998, respectively, the interest rate on the Company's cash loans for the Briggs Mine averaged 8.9%, 7.9%, and 10.3%, respectively. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at December 31, 2000.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants................................................................................40
Consolidated Balance Sheets......................................................................................41
Consolidated Statements of Operations............................................................................42
Consolidated Statement of Changes in Stockholders' Equity........................................................43
Consolidated Statements of Cash Flows............................................................................44
Notes to Consolidated Financial Statements....................................................................46-62
Selected Quarterly Financial Data (Unaudited)....................................................................63

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the financial statements, the Company changed its methods of accounting for exploration costs on unproven properties and accounting for costs of start-up activities in 1998.





PricewaterhouseCoopers LLP
February 28, 2001, except for
Notes 1 and 9, as to which the date is April 4, 2001

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                              2000             1999
                                                                                         ------------       ------------

ASSETS
     Cash and cash equivalents                                                           $  1,061,200       $    681,600
     Restricted cash                                                                        1,379,800          1,962,900
     Accounts receivable                                                                      768,100             18,800
     Inventories                                                                            6,600,500          7,818,900
     Prepaid and other assets                                                                 195,300          1,168,700
                                                                                         ------------       ------------
          Total current assets                                                             10,004,900         11,650,900
                                                                                         ------------       ------------

     Property and equipment
          Mining claims and leases                                                         23,025,800         21,136,400
          Producing property                                                               44,508,600         52,696,300
          Other                                                                               839,600            841,600
                                                                                         ------------       ------------
                                                                                           68,374,000         74,674,300
          Accumulated depreciation and depletion                                          (28,274,700)       (18,582,400)
                                                                                         ------------       ------------
             Net property and equipment                                                    40,099,300         56,091,900
                                                                                         ------------       ------------

     Other assets                                                                           1,417,300          3,488,400
                                                                                         ------------       ------------
            Total Assets                                                                 $ 51,521,500       $ 71,231,200
                                                                                         ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable                                                                    $  3,261,700       $  2,499,700
     Notes payable - current                                                                2,669,800             30,700
     Accrued reclamation costs                                                              1,509,000          1,830,400
     Deferred income                                                                        1,505,200          8,421,200
     Other current liabilities                                                                978,000            876,900
                                                                                         ------------       ------------
          Total current liabilities                                                         9,923,700         13,658,900

     Notes payable - long term                                                              2,667,100          5,336,900
     Accrued reclamation costs                                                              2,575,300          2,386,100
     Deferred income                                                                        1,264,000          2,769,200
     Other noncurrent liabilities                                                             775,600          1,445,500
                                                                                         ------------       ------------
          Total Liabilities                                                                17,205,700         25,596,600
                                                                                         ------------       ------------

     Commitments and contingencies (Note 10)

     Common stock ($.01 par value). 50,000,000 shares authorized and 12,499,200 issued and outstanding at December 31, 2000; 100,000,000 shares authorized
         and 46,497,500 issued and outstanding at December 31, 1999                           125,000            465,000
     Capital in excess of par value                                                        96,516,100         95,422,100
     Deficit                                                                              (62,325,300)       (50,252,500)
                                                                                         ------------       ------------
          Total Stockholders' Equity                                                       34,315,800         45,634,600
                                                                                         ------------       ------------

          Total Liabilities and Stockholders' Equity                                     $ 51,521,500       $ 71,231,200
                                                                                         ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                                     2000                1999                1998
                                                               -------------       -------------       -------------

     REVENUE
Sales                                                          $  34,726,300       $  30,904,500       $  35,246,600
                                                               -------------       -------------       -------------

     EXPENSES
Cost of sales                                                     24,315,400          23,934,300          26,299,600
Depreciation, depletion, and amortization                          9,676,300           7,014,400           6,783,600
Selling, general and administrative                                1,098,200           1,146,400           3,274,200
Exploration costs                                                     67,300             185,800             552,400
Provision for site reclamation                                            --             937,400                  --
Impairment of producing property                                  11,000,000                  --                  --
Loss on asset disposals                                              104,400              26,900             791,200
                                                               -------------       -------------       -------------
                                                                  46,261,600          33,245,200          37,701,000
                                                               -------------       -------------       -------------

     OTHER INCOME (EXPENSE)
Interest income                                                      223,700             150,800             196,900
Interest expense                                                    (760,300)           (704,600)         (1,504,100)
Gain on restructuring of gold loan                                        --           3,108,200             919,700
Other                                                                   (900)            (10,200)             (7,400)
                                                               -------------       -------------       -------------
                                                                    (537,500)          2,544,200            (394,900)
                                                               -------------       -------------       -------------

Income (loss) before extraordinary item and cumulative
   effect of changes in accounting principles                    (12,072,800)            203,500          (2,849,300)
Extraordinary loss on debt prepayments                                    --                  --            (281,500)
Cumulative effect of changes in accounting principles                     --                  --          (8,928,100)
                                                               -------------       -------------       -------------

Net income (loss)                                              $ (12,072,800)      $     203,500       $ (12,058,900)
                                                               =============       =============       =============

Basic and diluted income (loss) per share(1):
   Income (loss) before extraordinary item and cumulative
   effect of changes in accounting principles                  $       (1.03)      $        0.02       $       (0.25)
   Extraordinary loss on debt prepayments                                 --                  --       $       (0.02)
   Cumulative effect of changes in accounting principles                  --                  --       $       (0.77)
                                                               -------------       -------------       -------------
   Net income (loss)                                           $       (1.03)      $        0.02       $       (1.04)
                                                               =============       =============       =============

   Weighted average shares outstanding(1)                         11,699,700          11,587,000          11,528,700
                                                               =============       =============       =============


(1) Adjusted for the Company's 1/4 reverse split of common stock.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
   STOCKHOLDERS' EQUITY

For the years ended December 31, 2000, 1999, and 1998

                                                                                          Capital           Retained
                                                           Common Stock                  in excess          Earnings
                                                      Shares            Amount         of par value         (Deficit)
                                                      ------            ------         ------------         ---------

     Balances, December 31, 1997                    43,617,100       $    436,200       $ 92,999,400      $ (38,397,100)

     Issuance of stock and warrants                  2,520,000             25,200          2,294,100                 --
     Net (loss)                                             --                 --                 --        (12,058,900)
                                                    ----------       ------------       ------------      -------------

     Balances, December 31, 1998                    46,137,100            461,400         95,293,500        (50,456,000)

     Issuance of stock and warrant                     360,400              3,600            128,600                 --
     Net income                                             --                 --                 --            203,500
                                                    ----------       ------------       ------------      -------------

     Balances, December 31, 1999                    46,497,500            465,000         95,422,100        (50,252,500)

     Exercise of stock option                           10,000                100              2,400                 --
     Adjustment to reflect 1/4 reverse split       (34,880,200)          (348,800)           348,800                 --
     Issuance of stock, net                            871,900              8,700            742,800                 --
     Net (loss)                                             --                 --                 --        (12,072,800)
                                                    ----------       ------------       ------------      -------------

     Balances, December 31, 2000                    12,499,200       $    125,000       $ 96,516,100      $ (62,325,300)
                                                    ==========       ============       ============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                            2000                1999               1998
                                                                       -------------       -------------       -------------

Cash flows from operating activities:
  Net income (loss)                                                    $ (12,072,800)      $     203,500       $ (12,058,900)
                                                                       -------------       -------------       -------------

  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Extraordinary loss on debt prepayments                                       --                  --             281,500
     Cumulative effect of changes in accounting principle                         --                  --           8,928,100
     Depreciation, depletion, and amortization                             9,676,300           7,014,400           6,783,600
     Amortization of financing costs                                         187,700             160,000             209,900
     Provision for site reclamation                                               --             937,400                  --
     Impairment of producing property                                     11,000,000                  --                  --
     Loss on asset disposals                                                 104,400              26,900             791,200
     Changes in operating assets and liabilities:
        Decrease (increase) in receivables                                  (749,300)            155,000            (317,700)
        Decrease (increase) in inventories                                 1,218,400          (2,446,700)             20,100
        Decrease (increase) in prepaid and other assets                      207,700           1,360,000          (1,256,400)
        Increase (decrease) in accounts payable and
           accrued liabilities                                               485,900            (286,000)           (779,200)
        Increase (decrease) in deferred income                            (8,421,200)             82,200           8,580,200
        Increase (decrease) in other liabilities                            (399,200)            (81,600)             45,000
        Increase (decrease) in restricted cash                                83,100             275,300             (60,100)
                                                                       -------------       -------------       -------------
     Total adjustments                                                    13,393,800           7,196,900          23,276,200
                                                                       -------------       -------------       -------------

     Net cash provided by operating activities                             1,321,000           7,400,400          11,217,300
                                                                       -------------       -------------       -------------

Cash flows from investing activities:
  Purchases and development of property and equipment                     (2,740,500)           (586,500)         (4,464,800)
  Proceeds on asset dispositions                                              89,200              64,800           6,587,500
  Decrease in restricted cash                                              1,345,800             497,100                  --
                                                                       -------------       -------------       -------------
   Net cash provided by (used in) investing activities                    (1,305,500)            (24,600)          2,122,700
                                                                       -------------       -------------       -------------

Cash flows from financing activities:
  Issuance of stock                                                          754,000              56,200           2,207,500
  Proceeds from loans and restricted cash                                         --             135,000           1,204,000
  Proceeds from asset sales utilized (reserved) for debt payments                 --           2,400,000          (2,400,000)
  Receipts from escrow account                                                    --                  --                 200
  Payments on debt                                                           (30,700)        (11,007,100)        (15,091,600)
  Payments on capital lease obligations                                     (359,200)           (264,000)           (220,400)
  Payments to collateralize letters of credit                                     --                  --            (165,000)
                                                                       -------------       -------------       -------------
   Net cash provided by (used in) financing activities                       364,100          (8,679,900)        (14,465,300)
                                                                       -------------       -------------       -------------

Net increase (decrease) in cash and cash equivalents                         379,600          (1,304,100)         (1,125,300)
Cash and cash equivalents, beginning of year                                 681,600           1,985,700           3,111,000
                                                                       -------------       -------------       -------------
Cash and cash equivalents, end of year                                 $   1,061,200       $     681,600       $   1,985,700
                                                                       =============       =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Supplemental disclosures of cash flow information:

1. The Company paid $575,200, $543,500, and $1,366,800 of interest during 2000, 1999, and 1998, respectively. No interest was capitalized during the periods presented.

2.   The Company paid no income taxes during 2000, 1999, and 1998.


Supplemental schedule of noncash investing and financing activities:

1. Capital lease obligations of $313,300, $12,300, and $1,326,300 were incurred for equipment in 2000, 1999, and 1998, respectively.

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

           At December 31, 2000, the Company, as guarantor for the Briggs Mine loan facility, and CR Briggs Corporation, the Company's wholly-owned subsidiary whose principal asset is the Briggs Mine, were not in compliance with certain covenants required by the loan facility, including minimum working capital levels and working capital ratios. Although waivers have been obtained for all existing matters of non-compliance, the Company does not expect to be in compliance with its working capital covenants through the remaining term of the loan facility and has obtained additional waivers of compliance through November 30, 2002, or repayment in full of the loans, whichever first occurs. In addition, remaining principal payments on the loan facility have been rescheduled to conform with the Company's expected cash flows over the next two years (see Note 9). The Company believes that its cash requirements over the next twelve months can be funded through a combination of existing cash, cash raised subsequent to year-end through a private placement of stock (see Note
19), and cash flows from operations. Cash flows from operations, however, could be significantly impacted if the market price of gold fluctuates, as only 4% of the Briggs Mine estimated production in 2001 was hedged at December 31, 2000. Because of continued low gold prices and the potential for further price declines, the Company expects to manage its cash resources by (i) establishing a bank required hedge program during the second quarter of 2001 to mitigate its market price risk, (ii) continuing to examine its operations for ways to increase efficiencies and lower costs and (iii) deferring, to the extent possible, capital and equipment maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

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

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: The consolidated financial statements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon De Panama, S.A.; CR Brazil Corporation; and its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. The Company applied equity accounting principles for its 40% ownership in Minera Hispaniola, S.A., a foreign corporation which was sold in 1998. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split of the Company's common stock, reduce the Company's authorized shares of common stock from 100 million to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

warrants and options and their exercise price in accord with the 1/4 reverse split. These actions were effective on March 24, 2000. An amount equal to the $0.01 par value of the shares no longer outstanding has been transferred from common stock to additional paid-in capital. Per share calculations for all periods presented on the Company's Statements of Operations and all references to per share amounts or potential common shares in the notes hereto have been adjusted to give effect to the reverse split.

PRIOR PERIOD RECLASSIFICATIONS: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 2000 and 1999, a significant portion of its cash in two financial institutions.

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

PRODUCING PROPERTIES AND EQUIPMENT: Acquisition and development costs associated with properties brought into production are charged to operations using the units-of-production method based on estimated proven and probable reserves which can be recovered. Costs of start-up activities and on-going costs to maintain production are expensed as incurred. The Company, in order to more closely match expenses and revenues, capitalizes costs of overburden removal that are in excess of the estimated average pit strip ratio (ratio of waste tons mined to ore tons mined) over the pit life. When the actual strip ratio becomes less than the estimated average pit strip ratio, these costs are expensed. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered of the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

IMPAIRMENTS: The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With respect to properties with proven and probable reserves, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Properties with unproven reserves are assessed for impairment when changes in market conditions or other events occur and are measured based on fair value.

SITE RECLAMATION: Costs (undiscounted) are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

using the units of production method based upon proven and probable reserves which can be recovered.

REVENUE RECOGNITION: Revenue from the sale of gold is recognized when title passes. Gold sales are made in accordance with standard sales contracts that the Company executes with major financial institutions and smelters.

The Company uses forward sales contracts to hedge its exposure to gold prices. Contract prices on forward sales contracts are recognized in product sales as the designated production is sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

DERIVATIVE COMMODITY INSTRUMENTS: The Company uses derivative commodity instruments to manage market risks associated with fluctuating gold prices. The Company does not hold or issue derivative commodity instruments for trading purposes. Gold loans are monetized at the original proceeds amount and are recognized into revenue at the time of physical delivery of the metal. Gains or losses related to changes in values of forward sales contracts are included in revenues when the underlying production is delivered to meet the commitment, or at the originally designated maturity dates in the event of early settlement of such contracts. Cash flow resulting from these instruments is included in net cash provided by operating activities on the statements of cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for the Company beginning on January 1, 2001. In June 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. See Note 18 for a discussion of the expected impact on the Company's reported operating results and financial position upon adoption of these standards.

DEFERRED FINANCING COSTS: Costs incurred to obtain debt financing are capitalized and amortized over the life of the debt facilities using the effective interest method.

EARNINGS PER SHARE: The Company computes earnings per share (EPS) by applying the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. As the Company reported net a loss in 2000 and in 1998, inclusion of potential common shares would have an antidilutive effect on per share amounts. The inclusion of potential common shares had no effect on per share amounts in 1999. Accordingly, the Company's basic and diluted EPS computations are the same for all periods presented. At December 31, 2000, 1999, and 1998, respectively, there were potential common shares outstanding of 773,900, 677,300 and 1,222,300, respectively.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

INCOME TAXES: The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse.

4.         PRIOR YEAR CHANGES IN ACCOUNTING PRINCIPLES:

           In the second quarter of 1998, the Company changed its method of accounting for exploration costs on unproven properties from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brought the Company's accounting method in accordance with the predominant practice in the US mining industry and better reflects operating income and cash flow. The cumulative effect of the change on prior years of $5,625,400, or $0.49 per share, is included in the loss for 1998. The effect of the change on 1998 was to increase the loss before extraordinary item and cumulative effect of changes in accounting principles by $408,600, or $0.04 per share.

           In the fourth quarter of 1998, the Company elected early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 was otherwise effective for financial statements for fiscal years beginning after December 15, 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. The cumulative effect of the change on prior years of $3,302,700 or $0.28 per share, is included in the loss for 1998. The effect of the change on 1998 was to decrease the loss before extraordinary item and cumulative effect of changes in accounting principles by $751,200, or $0.08 per share.

5.         RESTRICTED CASH:

           Restricted cash consisted of the following at December 31:

                                                                      2000            1999
                                                                  -----------      -----------

     Collateral for Letter of Credit (a)                          $   249,000      $   249,000
     Collateral for reclamation bonds and other
         contingent events (b)                                      1,987,100        1,869,000
     Seven-Up Pete Venture funds (c)                                       --        2,502,900
     Unexpended proceeds from gold sales (d)                           49,800           93,900
                                                                  -----------      -----------
                                                                    2,285,900        4,714,800
      Current portion                                               1,379,800        1,962,900
                                                                  -----------      -----------
      Noncurrent portion*                                         $   906,100      $ 2,751,900
         *Included in other assets                                ===========      ===========

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2001, and at the bank's option, may be renewed for successive one-year periods.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        5.        RESTRICTED CASH, (CONTINUED):

        (b) Held directly by the Surety as full collateral for the Kendall Mine reclamation bond ($1,869,000) and as partial collateral ($118,100) for reclamation and other contingent events at the Briggs Mine. See also Note 10(a).

        (c) At December 31, 1999, $2.5 million remained from a September 1999 Financing Agreement with Franco-Nevada Mining Corporation (Franco-Nevada) in which the Seven-Up Pete Venture (SPV) initially received $3.0 million solely for the purposes of maintaining its property rights in the McDonald and Seven-Up Pete mineral properties and to undertake a lawsuit against the State of Montana as a result of the passage of the anti-cyanide initiative, I-137. As consideration for the financing, Franco-Nevada was entitled to a 4% net smelter return royalty upon development of the properties, or alternatively, one-third of any proceeds received from a successful takings lawsuit. On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which sought to have the Financing Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional damages. On June 30, 2000, the SPV and Franco-Nevada reached a Settlement Agreement (Settlement Agreement) in connection with the Complaint, the terms of which provided for i) termination of the Financing Agreement; ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the SPV; iii) the continuance until October 20, 2002 of a $0.5 million reclamation bond supported by Franco-Nevada; and iv) dismissal of the Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed.

        (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

6.      INVENTORIES:

        Inventories consisted of the following at December 31:

                                                          2000               1999
                                                      -----------        -----------

                  Gold-in-process (a)                 $ 6,158,400        $ 7,314,200
                  Materials and supplies                  442,100            504,700
                                                      -----------        -----------
                                                      $ 6,600,500        $ 7,818,900
                                                      ===========        ===========

                  (a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       MINING CLAIMS AND LEASES:

         The carrying value of the Company's mining claims and leases consists of the following components at December 31:

                                                    2000               1999
                                                ------------       ------------

              Mining Property:
                McDonald                        $ 17,850,800       $ 15,961,400
                Seven-Up Pete                      5,175,000          5,175,000
                                                ------------       ------------
                                                $ 23,025,800       $ 21,136,400
                                                ============       ============

         See Note 10(e) for a discussion of the legal status of the McDonald and Seven-Up Pete properties.

8.       ASSET IMPAIRMENT:

         During the fourth quarter of 2000, the Company recorded an impairment loss of $11.0 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to i) the Company's forecast for a lower gold price than was estimated in prior periods; and ii) the Company's minimal hedge position relative to remaining reserves.


9.       NOTES PAYABLE:

        Notes payable consisted of the following at December 31:

                                                 2000               1999
                                              ------------       -----------

Briggs Facility (a)
  o  Cash Loans                               $  5,199,200       $ 5,199,200
  o  Credit Line                                   135,000           135,000
Caterpillar Finance (b)                              2,700            33,400
                                              ------------       -----------
                                                 5,336,900         5,367,600

Current portion                                  2,669,800            30,700
                                              ------------       -----------

Notes Payable - Noncurrent                    $  2,667,100       $ 5,336,900
                                              ============       ===========

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      NOTES PAYABLE, (CONTINUED):

        In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans then outstanding of $8.6 million. As a result of the prepayment, unamortized deferred financing costs of $281,500 on these cash loans were expensed in the second quarter of 1998. This amount is shown as an extraordinary item on the Statement of Operations for the year ended December 31, 1998.

        In August 1998, the loan facility was further restructured as follows:
        (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds for further debt reduction); (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May, 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces. As a result of the restructuring of the gold loan, the Company recognized a gain of $919,700. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1998. During 1999, in connection with the August 1998 restructuring, the Company contributed $2.4 million to CR Briggs Corporation which was used to pay off a credit line amount of $650,000 and reduce the gold loan principal by 6,117 ounces.

        In June 1999, the loan facility was again restructured, the terms of which included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan principal by 20,506 ounces;
        (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws expired on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine (as defined) and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000. As a result of the restructuring of the gold loan, the Company recognized a gain of $3,108,200. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1999.

        On June 30, 1999, the Company converted its then remaining gold loan principal of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200). The gain of $2,528,000 associated with the conversion was deferred and will be recognized in operations over the original gold loan repayment schedule.

        At December 31, 2000, CR Briggs was not in compliance with certain conditions of the loan agreement relating to minimum hedging requirements and working capital levels (as defined). In addition, as of January 1, 2001, the Company, as guarantor, was not in compliance with respect to maintaining a minimum level of tangible net worth and consolidated working capital ratio (as defined). In March 2001, the loan facility was amended as follows: (i) all existing matters of non-compliance were waived; (ii) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (iii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      NOTES PAYABLE, (CONTINUED):

        thereafter until the loans have been repaid in full; (iv) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and (v) the Company, by April 30, 2001 will establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

        The following table summarizes principal payments and weighted average interest rates on the loan facility:

                                                     2000             1999           1998
                                                 ------------    ------------    -----------
          Principal payments
                    Gold loan
                       o   Ounces                     --               26,623          13,057
                       o   Monetized amount           --         $ 10,331,100     $ 5,066,700
                    Cash loans                        --         $    650,000     $ 8,700,000

          Weighted average interest rates
                    Gold loan                         --                 2.5%            3.5%
                    Cash loans                       8.9%                7.9%           10.3%

(b) In March 1999, the Company arranged to finance an equipment lease buy-out with Caterpillar Finance in the amount of $59,200. Terms of the financing require equal monthly payment over two years at an interest rate of 8.5%. During 2000, principal and interest payments of $30,700 and $1,700, respectively, were made.

         Maturities of notes payable over the next five years are as follow:

                   2001             2002            2003              2004            2005           Total
             ---------------   -------------   -------------    --------------    -----------    -------------

              $ 2,669,800       $ 2,667,100         --                --              --          $ 5,336,900

10.      COMMITMENTS AND CONTINGENCIES:

(a)      Site Reclamation Costs:

         Costs incurred for reclamation and closure activities at the Kendall Mine for 2000, 1999, and 1998 were $0.6 million, $0.8 million, and $1.1 million, respectively. Costs to date total $6.9 million and the Company's estimate of total costs to achieve mine closure is $9.1 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company has maintained a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. In August 2000, the DEQ further revised the bond amount to approximately $14.2 million. The Company believes the bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions. In November 2000, the DEQ declared the Company in default of its reclamation obligations and ordered the existing bond forfeited. In February 2001, the Company and the DEQ reached an agreement under which (i) the underlying cash of $1,869,000 supporting the bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ's order declaring a default and forfeiture of the reclamation bond was withdrawn, and (iii) the appeals regarding bond amounts are stayed. The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      COMMITMENTS AND CONTINGENCIES, (CONTINUED):

         Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release", as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment.

(b)      Lease Commitments:

         The Company has entered into various operating leases for office space and equipment, including a mining fleet at the Briggs Mine. At December 31, 2000, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

                  2001             2002            2003            2004            2005            Total
             -------------   --------------   -------------   -------------   -------------   --------------

               $ 979,200       $  810,700           --              --              --        $ 1,789,900

         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $161,200 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $79,400 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $17,800 annually.

         Lease costs included in cost of goods sold for the years ended December 31, 2000, 1999 and 1998 were $1,651,400; $1,983,800; and $2,307,100, respectively.

         Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 2000, 1999, and 1998, was $86,100; $85,000; and $120,300, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,802,100 and $1,079,000, respectively, at December 31, 2000 and cost and accumulated amortization of $1,915,700 and $750,300, respectively, at December 31, 1999, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

                    2001                                              $   437,700
                    2002                                                  421,600
                    2003                                                  426,700
                                                                      -----------
                    Total                                               1,286,000
                    Less amounts representing interest                    157,700
                                                                      -----------
                    Present value of minimum lease payments             1,128,300
                    Less current obligations                              352,700
                                                                      -----------
                    Long-term obligations under capital lease         $   775,600
                                                                      ===========

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      COMMITMENTS AND CONTINGENCIES, (CONTINUED)

(c)      Surety Bonds - Collateral Commitment

         During 1999, in response to a demand for an increase in collateral by the Surety who issued certain bonds for the performance of reclamation obligations and other contingent matters, the Company has (i) agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001 and (ii) granted a security interest in favor of the Surety in 28,000 acres of real property mineral interests in Montana.

(d)      Contingent Liability:

         On September 25, 1997, the Company, together with its wholly-owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (SPV) from CR Montana's partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana.

         The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases.

         The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

(e)      Other Contingent Matters:

         On September 24, 1998, the Montana Department of Natural Resources
         (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 (as discussed below) and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company has asked the court to review and invalidate the DNRC's action.

         In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The agency subsequently filed a legal action to collect a civil penalty. The Company believes (i) that many of the allegations are unfounded, and
         (ii) the proposed fine does not comport with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in court.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      COMMITMENTS AND CONTINGENCIES, (CONTINUED):

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Company's legal counsel believes that it is likely that the SPV will prevail in its lawsuit.

11.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

         The Company sold its gold and silver production predominantly to two customers during 2000, 1999 and 1998. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

         The Company is subject to credit risk in connection with its price protection arrangements as outlined in Note 12 in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance.

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

12.      PRICE PROTECTION ARRANGEMENTS:

         At December 31, 2000, 6,000 ounces of the Briggs Mine production was hedged with forward contracts at an average price of $325 per ounce. The mark to market value of the Company's forward contracts at December 31, 2000, was approximately $0.3 million.

13.      DEFERRED INCOME:

         In May, 1998, the Company liquidated a gold hedge position consisting of forward contracts on 105,900 ounces which resulted in proceeds of $11.1 million. For the years ended December 31, 2000, 1999 and 1998, deferred income of $4.5 million, $4.1 million and $2.5 million, respectively, were recognized in operations based on the original expected settlement dates of the forward contracts.

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. The proceeds on the liquidation was deferred and will be recognized in operations based on the original expected settlement dates of the forward contracts. During 2000, $3.9 million of the deferred income was recognized. For the year ended December 31, 1999, $1.3 million of the deferred income was recognized. The balance of $0.3 million will be recognized in 2001.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      DEFERRED INCOME, (CONTINUED):

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000 which was deferred. The gain will be recognized in operations over the original scheduled gold loan repayment dates in 2001 and 2002.

         The Company's overall deferred income balance at December 31, 2000 will be recognized in operations as follows: $1.5 million in 2001 and $1.3 million in 2002.

14.      INCOME TAXES:

         There was no current or deferred provision for income taxes for the years ended December 31, 2000, 1999, and 1998. The current provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                                                                       2000           1999            1998
                                                                  ------------     ---------     ------------

         Tax at Statutory Rate of 34%                             $ (4,104,800)    $  69,200     $ (4,100,000)
         Net Operating Loss (With) Without Tax Benefit               4,104,800       (69,200)       4,100,000
                                                                  ------------     ---------     ------------
                                                                  $         --     $      --     $         --
                                                                  ============     =========     ============

         Deferred tax assets and liabilities were comprised of the following at December 31, 2000, and December 31, 1999:

                                                                        December 31, 2000           December 31,1999
                                                                        -----------------           ----------------

     DEFERRED TAX ASSETS
       Reserve for mine reclamation                                        $  1,620,700                $  1,770,900
       Inventories                                                            1,807,600                   2,116,500
       Net PP&E (writedowns, depreciation/depletion
       and exploration/development expenditures)                                652,000                          --
       Net operating loss carryforwards                                      19,230,600                  19,597,200
       Other                                                                  1,528,000                   1,419,300
                                                                           ------------                ------------
            Total gross deferred tax assets                                  24,838,900                  24,903,900
       Valuation allowance                                                  (24,838,900)                (20,099,100)
                                                                           ------------                ------------
       Net deferred tax assets                                             $         --                $  4,804,800
                                                                           ============                ============

     DEFERRED TAX LIABILITIES

       Net PP&E (depreciation/depletion and
       exploration/development expenditures)                               $         --                $ (4,804,800)
                                                                           ------------                ------------

     NET DEFERRED INCOME TAX ASSET (LIABILITY)                             $         --                $         --
                                                                           ============                ============

         Although the Company has significant deferred tax assets in the form of operating loss carryforwards; its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. During 2000, the valuation allowance increased by $4,739,800. During 1999, the valuation allowance decreased by

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      INCOME TAXES, (CONTINUED):

$1,167,500. During 1998, the valuation allowance increased by $4,231,400. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

         At December 31, 2000, the Company had net operating loss carryforwards for regular tax purposes of approximately $53,477,500 and approximately $40,960,300 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2001 through 2020.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 2000, $687,800 remains subject to Section 382 limitations.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments approximate carrying values at December 31, 2000, and December 31, 1999. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

RESTRICTED CASH: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

LONG-TERM DEBT: Carrying amounts approximate fair value estimate based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

16.      STOCK OPTIONS:

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      STOCK OPTIONS, (CONTINUED):

         Incentive stock option activity during 2000, 1999, and 1998 was as follows:

                                   2000                          1999                            1998
                        ----------------------------   -----------------------------    ------------------------------
                                          Weighted                        Weighted                         Weighted
                          Amount       Average Price    Amount         Average Price     Amount         Average Price
                        ---------      -------------   --------        -------------    --------        --------------

Outstanding,
  beginning of year       387,750          $ 5.97       535,925           $ 6.48         547,800           $  9.00
Granted                   276,000          $ 1.08        10,500           $ 1.00         121,500           $  1.00
Exercised                  (2,500)         $ 1.00            --               --              --                --
Forfeited                (121,250)         $ 6.45      (119,050)          $ 7.36         (76,750)          $  9.88
Expired                   (21,125)         $ 8.00       (39,625)          $ 7.20         (56,625)          $ 14.76
                         --------                      --------                          -------
Outstanding,
  end of year             518,875          $ 3.20       387,750           $ 5.97         535,925           $  6.48
                         ========                      ========                          =======
Exercisable,
  End of year             276,208          $ 5.05       273,750           $ 7.88         296,050           $  9.16

         A summary of the outstanding incentive stock options as of December 31, 2000, follows:

             Range of           Amount      Weighted Average Remaining    Weighted Average
         Exercise Prices     Outstanding         Contractual Life          Exercise Price
         ---------------     -----------         ----------------          --------------

         $ 1.00 - $ 1.49       360,750             4.5 years                  $  1.06
         $ 1.50 - $ 4.99        62,500             1.9 years                  $  4.75
         $ 5.00 - $ 9.99        22,625             1.9 years                  $  6.87
         $10.00 or more         73,000             0.9 years                  $ 11.31

         At December 31, 2000 there were 369,919 shares reserved for future issuance under the Plan.

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

         By vote of the Company's shareholders at the May 17, 1995, Annual Shareholders Meeting, the Company adopted a motion to award each non-employee Director options to purchase 2,500 shares of common stock each year during their tenure on the Board of Directors. Such stock option awards from the Non-Qualified Plan are made at an exercise price equal to the closing price of the Company's common stock one day prior to the Annual Shareholders Meeting. The non-employee Director grants are exercisable at any time between one and five years from the date of grant.

         During 1999, options to purchase 175,000 shares of common stock were granted to certain key employees at an exercise price equal to the fair market value of the Company's common stock on the grant date. The grants are immediately exercisable and have a five-year term.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.     STOCK OPTIONS, (CONTINUED):

         Non-qualified stock option activity during 2000, 1999, and 1998 was as follows:

                                    2000                           1999                           1998
                         ---------------------------      -------------------------     -----------------------------
                                         Weighted                       Weighted                          Weighted
                           Amount      Average Price       Amount     Average Price      Amount         Average Price
                           ------      -------------       ------     -------------      ------         -------------

Outstanding,
  beginning of year       220,000         $ 1.98           37,500        $ 9.68           80,000           $ 11.52
Granted                    55,000         $ 0.77          195,000        $ 0.96           10,000           $  3.24
Exercised                      --             --               --            --               --
Forfeitures               (17,500)        $ 9.13          (10,000)       $ 9.20          (37,500)          $ 10.68
Expirations                (2,500)        $ 8.16           (2,500)       $ 8.76          (15,000)          $ 12.76
                         --------                        --------                       --------
Outstanding,
  end of year             255,000         $ 1.17          220,000        $ 1.98           37,500           $  9.68
                         ========                        ========                       =======
Exercisable,
  end of year             250,000         $ 1.17          212,500        $ 2.04           30,000           $ 11.32



         A summary of the outstanding non-qualified stock options as of December 31, 2000, follows:

            Range of              Amount           Weighted Average Remaining         Weighted Average
         Exercise Prices       Outstanding              Contractual Life               Exercise Price
         ---------------       -----------         --------------------------         ----------------

         Less than $ 1.00        67,500                    4.3 years                      $  0.70
         $ 1.00 - $ 4.99        182,500                    3.9 years                      $  1.03
         $ 5.00 - $ 9.99             --                          --                            --
         $10.00 or more           5,000                    0.9 years                      $ 12.62

         At December 31, 2000, there were 107,089 shares reserved for future issuance under the Non-Qualified Plan.

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

                                                             2000             1999             1998
                                                        -------------      ----------      -------------

        Net income (loss)
             o  As reported                             $ (12,072,800)     $  203,500      $ (12,058,900)
             o  Pro Forma                               $ (12,146,900)     $  (30,600)     $ (12,339,800)

        Basic and diluted income (loss) per share
             o  As reported                             $       (1.03)     $     0.02      $       (1.04)
             o  Pro Forma                               $       (1.04)     $       --      $       (1.08)

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      STOCK OPTIONS, (CONTINUED):

         The weighted average fair value for options granted in 2000, 1999 and 1998 was $0.60 per share, $0.64 per share, and $0.56 per share, respectively. The pro forma amounts were determined using the Black- Scholes model with the following assumptions:

                                                   2000        1999        1998
                                                   ----        ----        ----

Expected volatility
     o Incentive Stock Options                     93.6%       92.5%       91.0%
     o Non-Qualified Stock Options                 83.7%       77.0%       79.3%

Expected option term
     o  Incentive Stock Options                    3 years     3 years     3 years
     o  Non-Qualified Stock Options                5 years     5 years     5 years

Weighted average risk-free interest rate
     o  Incentive Stock Options                     5.3%        5.9%        4.5%
     o  Non-Qualified Stock Options                 6.1%        6.1%        5.6%

Forfeiture rate
     o  Incentive Stock Options
     o  Non-Qualified Stock Options                  10%        --(1)        15%
                                                      5%          5%         --

              (1) Incentive Stock Option grants in 1999 were immediately exercisable.

17.      WARRANTS:

         As a result of an equity offering in June 1997, warrants to purchase 278,182 shares of $0.01 par value common stock were issued at a price of $4.05 per share. The warrants expired on June 5, 2000.

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

18.      ACCOUNTING STANDARDS ADOPTED SUBSEQUENT TO YEAR-END:

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items.

         Upon adoption, the Company expects to record an asset and corresponding transition adjustment of approximately $0.3 million as a cumulative effect of a change in accounting principle for the fair market

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.      ACCOUNTING STANDARDS ADOPTED SUBSEQUENT TO YEAR-END, (CONTINUED):

value of its forward gold contracts. In addition, the Company expects to derecognize approximately $2.8 million of deferred income as a liability on its statement of financial position and report this amount as a transition adjustment in other comprehensive income. The $2.8 million is expected to be recognized as a component of net income as follows: $1.5 million in 2001 and $1.3 million in 2002.

19.      SUBSEQUENT EVENT:

         During the first quarter of 2001, the Company completed a private placement that initially commenced in December 2000. Aggregate net proceeds of approximately $1.20 million ($0.75 million in December 2000) were realized through the sale of 1,473,052 shares of common stock.

SELECTED QUARTERLY FINANCIAL DATA:

         Selected quarterly financial information (unaudited) for the years ended December 2000 and 1999 is summarized as follows:

                                                                         2000
                                          ------------------------------------------------------------------
                                             First           Second             Third            Fourth
                                            Quarter          Quarter           Quarter           Quarter
                                            -------          -------           -------           -------

Sales                                     $ 8,846,300     $ 8,541,500       $ 9,060,600        $   8,227,900
Gross profit                              $ 2,232,300     $ 2,808,300       $ 2,932,200        $   2,438,100
Net income (loss)                         $  (812,900)    $   147,800       $   224,800        $ (11,632,500)(1)
Net income (loss) per share               $     (0.07)    $      0.01       $      0.02        $       (0.99)

                                                                         1999
                                          ------------------------------------------------------------------
Sales                                     $ 7,335,700     $ 7,362,700       $ 8,168,200        $   8,037,900
Gross profit                              $ 1,455,100     $ 1,189,200       $ 2,062,200        $   2,263,700
Net income (loss)                         $  (380,900)    $ 1,773,600       $  (144,700)       $  (1,044,500)(2)
Net income (loss) per share (3)           $     (0.03)    $      0.15       $     (0.01)       $       (0.09)

         (1) Includes a charge of $11.0 million in connection with a write-down of the Briggs Mine assets to fair market value. See Note 8 to Consolidated Financial Statements.

         (2) Includes a charge of $0.9 million in connection with an update to the anticipated scope of reclamation work remaining at the Kendall Mine.

         (3) Per share amounts have been restated to give effect to the Company's March 24, 2000 1/4 reverse split.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for the 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998

         Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (Unaudited)

(b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 67 to 68. The exhibit numbers correspond to the numbers assigned in
     Item 601 of Regulation S-K.

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

4.3 Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer, Inc. (5)

4.4 Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

10.1 Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto, and Gary C. Huber (4)

10.2 Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (5)

10.2.1 Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (9)

10.2.2 Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (9)

10.2.3 Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent
                  (10)

10.2.4* Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent.

10.3 Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (5)

10.4 Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

10.4.1 Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (10)

21.1*             Subsidiaries of the Registrant

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

(10)     Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits
         10.2.3 and 10.4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    CANYON RESOURCES CORPORATION


Date:    March 15, 2001             /s/ Richard H. De Voto
                                    -------------------------------------------
                                    Richard H. De Voto
                                    Principal Executive Officer


Date:    March 15, 2001             /s/ Gary C. Huber
                                    -------------------------------------------
                                    Gary C. Huber
                                    Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     March 15, 2001            /s/ Richard H. De Voto
                                    -------------------------------------------
                                    Richard H. De Voto, Director


Date:    March 15, 2001             /s/ Gary C. Huber
                                    -------------------------------------------
                                    Gary C. Huber, Director


Date:    March 15, 2001             /s/ Leland O. Erdahl
                                    -------------------------------------------
                                    Leland O. Erdahl, Director


Date:    March 15, 2001             /s/ Richard F. Mauro
                                    -------------------------------------------
                                    Richard F. Mauro, Director


Date:    March 15, 2001             /s/ David K. Fagin
                                    -------------------------------------------
                                    David K. Fagin, Director

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

4.3               Warrant Agreement dated March 20, 1996, by and between the Company and American Securities Transfer, Inc. (5)

4.4               Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer &
                  Trust, Inc. (6)

10.1              Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto, and Gary C.
                  Huber (4)

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

10.2.3            Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (10)

10.2.4*           Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent.

10.3              Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services
                  Corporation (5)

10.4              Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division,
                  Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)

10.4.1            Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge
                  Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon
                  Resources Corporation, and Seven-Up Pete Joint Venture (10)

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

(10)     Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits
         10.2.3 and 10.4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.