Form 10-Q
period 2001-03-31
CANYON RESOURCES CORP
filed 2001-05-15
CIK 739460

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

                               -------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended March 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                        For the transition period from      to
                                                      ------  ------

                               -------------------

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

       Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 13,351,850 shares of the Company's Common Stock were outstanding as of May 1, 2001.

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

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000.

     Consolidated Balance Sheets.............................................................Page 3

     Consolidated Statements of Operations ..................................................Page 4

     Consolidated Statements of Cash Flows...................................................Page 5-6

     Consolidated Statement of Changes in Stockholders' Equity...............................Page 7

     Notes to Interim Consolidated Financial Statements......................................Page 8-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ................................................Page 15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.........................................................................Page 18

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                     March 31,        December 31,
                                                                                       2001              2000
                                                                                  --------------   ----------------
ASSETS

Cash and cash equivalents                                                         $   1,108,000     $    1,061,200
Restricted cash                                                                       1,570,100          1,379,800
Accounts receivable                                                                     642,800            768,100
Inventories                                                                           5,153,100          6,600,500
Prepaid and other assets                                                                158,900            195,300
                                                                                  -------------     --------------
  Total current assets                                                                8,632,900         10,004,900
                                                                                  -------------     --------------
Property and equipment, at cost
   Mining claims and leases                                                          23,108,400         23,025,800
   Producing properties                                                              46,306,400         44,508,600
   Other                                                                                964,600            839,600
                                                                                  -------------     --------------
                                                                                     70,379,400         68,374,000
   Accumulated depreciation and depletion                                           (29,945,400)       (28,274,700)
                                                                                  -------------     --------------
     Net property and equipment                                                      40,434,000         40,099,300
                                                                                  -------------     --------------

Other Assets                                                                          1,600,900          1,417,300
                                                                                  -------------     --------------

     Total Assets                                                                 $  50,667,800     $   51,521,500
                                                                                  =============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $   3,313,900     $    3,261,700
Notes payable - current                                                               3,237,700          2,669,800
Accrued reclamation costs                                                             1,509,000          1,509,000
Deferred income                                                                               -          1,505,200
Other accrued liabilities                                                               895,200            978,000
                                                                                  -------------     --------------
   Total current liabilities                                                          8,955,800          9,923,700


Notes payable - long term                                                             2,099,200          2,667,100
Accrued reclamation costs                                                             2,562,300          2,575,300
Deferred income                                                                               -          1,264,000
Other noncurrent liabilities                                                            741,800            775,600
                                                                                  -------------     --------------
     Total Liabilities                                                               14,359,100         17,205,700
                                                                                  -------------     --------------

Commitments and contingencies (Note 8)

Common stock ($.01 par value) 50,000,000 shares authorized;  issued and
outstanding: 13,351,900 at March 31, 2001, and   12,499,200 at December
31, 2000                                                                                133,500            125,000
Capital in excess of par value                                                       97,164,400         96,516,100
Deficit                                                                             (63,201,100)       (62,325,300)
Accumulated other comprehensive income                                                2,211,900                  -
                                                                                  -------------     --------------
     Total Stockholders' Equity                                                      36,308,700         34,315,800
                                                                                  -------------     --------------

     Total Liabilities and Stockholders' Equity                                   $  50,667,800     $   51,521,500
                                                                                  =============     ==============


        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                         Three months ended March 31,
                                                                                         2001                 2000
                                                                                     -------------         ------------
     REVENUE

Sales                                                                                $   7,325,100       $    8,846,300
                                                                                     -------------       --------------
     EXPENSES
Cost of sales                                                                            6,295,200            6,614,000
Depreciation, depletion, and amortization                                                1,663,100            2,625,200
Selling, general and administrative                                                        298,300              310,400
Exploration costs                                                                           14,900                6,700
Gain on asset disposals                                                                    (45,700)             (44,200)
                                                                                     -------------       --------------
                                                                                         8,225,800            9,512,100
                                                                                     -------------       --------------
     OTHER INCOME (EXPENSE)
Interest income                                                                             47,800               40,900
Interest expense                                                                          (187,500)            (189,200)
Other income                                                                               164,600                1,200
                                                                                     -------------       --------------
                                                                                            24,900             (147,100)
                                                                                     -------------       --------------

Net loss                                                                             $    (875,800)      $     (812,900)
                                                                                     =============       ==============

Basic and diluted loss per share                                                     $       (0.07)      $        (0.07)
                                                                                     =============       ==============


   Weighted average shares outstanding                                                  13,229,800           11,626,400
                                                                                     =============       ==============


        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     Three months ended March 31,
                                                                                      2001                 2000
                                                                                    -----------         -----------

Cash flows from operating activities:
  Net loss                                                                        $    (875,800)      $    (812,900)
                                                                                  -------------       -------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and depletion                                                        1,663,100           2,625,200
    Amortization of financing costs                                                      50,600              44,800
    Gain on asset dispositions                                                          (45,700)            (44,200)
    Reclassification adjustment of other comprehensive income                          (557,300)                  -
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                     125,300                 300
    Decrease in inventories                                                           1,447,400             821,400
    (Increase) decrease in prepaid and other assets                                      36,400            (351,700)
    Increase in accounts payable and accrued liabilities                                 36,200             158,700
    Decrease in deferred income                                                               -          (2,048,200)
    Decrease in other liabilities                                                       (13,000)            (22,200)
    Increase in restricted cash                                                        (224,500)           (254,100)
                                                                                  -------------       -------------

    Total adjustments                                                                 2,518,500             930,000
                                                                                  -------------       -------------

    Net cash provided by operating activities                                         1,642,700             117,100
                                                                                  -------------       -------------

Cash flows from investing activities:
  Purchases and development of property and equipment                                (2,010,400)           (695,600)
  Proceeds from asset sales                                                              45,700              44,200
  Decrease in restricted cash                                                                 -             550,100
                                                                                  -------------       -------------

   Net cash used in investing activities                                             (1,964,700)           (101,300)
                                                                                  -------------       -------------

Cash flows from financing activities:
  Issuance of stock, net                                                                456,800               2,500
  Payments on debt                                                                            -              (7,400)
  Payments on capital lease obligations                                                 (88,000)           (107,500)
                                                                                  -------------       -------------

    Net cash provided by (used in) financing activities                                 368,800            (112,400)
                                                                                  -------------       -------------

Net increase (decrease) in cash and cash equivalents                                     46,800             (96,600)
Cash and cash equivalents, beginning of year                                          1,061,200             681,600
                                                                                  -------------       -------------

Cash and cash equivalents, end of period                                          $   1,108,000       $     585,000
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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)


Supplemental disclosures of cash flow information:

1. The Company paid $136,900 of interest during the first three months of 2001, and $147,000 during the corresponding period of 2000.

2. The Company paid no income taxes during the first three months of 2001 nor the corresponding period of 2000.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired certain real property during the first three months of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.




        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                                   Accumulated
                                         Common Stock               Capital in       Retained         Other             Common
                                     Number of       At Par       Excess of Par      Earnings     Comprehensive      Shareholders'
                                       Shares        Value            Value          (Deficit)     Income (Loss)        Equity
                                     -----------     -----       ---------------     ---------    ---------------   --------------
Balances, December 31, 2000           12,499,200     $125,000      $96,516,100     ($62,325,300)              -     $34,315,800

Issuance of stock                        852,700        8,500          648,300                                          656,800

Comprehensive income
    Net loss                                                                           (875,800)                       (875,800)
    Other comprehensive income
      Transition adjustment (1)                                                                       3,084,300       3,084,300
      Reclassification adjustments (2)                                                                 (872,400)       (872,400)
                                                                                                     -----------    ------------
        Other comprehensive income                                                                    2,211,900       2,211,900
                                                                                                     -----------     -----------

    Comprehensive income                                                                                              1,336,100
                                      ----------     --------      -----------     -------------     -----------    ------------
Balances, March 31, 2001              13,351,900     $133,500      $97,164,400     ($63,201,100)     $2,211,900     $36,308,700
                                      ==========     ========      ===========     =============     ===========    ============


       (1) Fair market value of the Company's forward gold contracts and deferred hedging gains derecognized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 2.

       (2)    Reclassification adjustments:

              Deferred hedging gains recognized in net income for the period.                    ($557,300)
              Net gain on forward gold contracts recognized in net income for the period.        ( 315,100)
                                                                                                -----------
                                                                                                 ($872,400)
                                                                                                ===========

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND LIQUIDITY:

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

         The Company believes its cash requirements in 2001 can be funded through a combination of existing cash and cash flows from operations. During April 2001, in order to limit its market exposure from the sale of gold from the Briggs Mine, the Company established a bank required price protection program by entering into floating rate forward contracts on 72,000 ounces of gold at an average price of $264 per ounce. In addition, the Company is (i) continuing to examine its operations for ways to increase efficiencies and lower costs, and (ii) deferring to the extent possible, capital and maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

2.       CHANGE IN ACCOUNTING PRINCIPLE:

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
         133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of $315,100 was recognized as a cumulative effect adjustment of accumulated other comprehensive income. In addition, the Company derecognized $2,769,200 of deferred income as a liability on its statement of financial position which was also recognized as a cumulative effect adjustment of accumulated other comprehensive income.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.       INTERIM RESULTS:

         The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

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

5.       RESTRICTED CASH:

         Restricted cash consisted of the following at:

         -----------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2001                 2000
         -----------------------------------------------------------------------------------------------------------
         Collateral for Letter of Credit (a)                                        $  249,000          $   249,000
         Collateral for reclamation bonds and other
         contingent events (b)                                                         138,300            1,987,100

         Kendall Mine reclamation (c)                                                1,883,000                    -
         Unexpended proceeds from gold sales (d)                                       240,100               49,800
                                                                                    ----------         ------------
         Current portion                                                             2,510,400            2,285,900
         Noncurrent portion*                                                         1,570,000            1,379,800
                                                                                    ----------         ------------
            *Included in other assets                                               $  940,400         $    906,100
                                                                                    ==========         ============
         -----------------------------------------------------------------------------------------------------------


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

         (b) At December 31, 2000, held directly by the Surety as full collateral for the Kendall Mine reclamation bond ($1,869,000) and as partial collateral ($118,100) for reclamation and other contingent events at the Briggs Mine. See also footnote (c) below.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.       RESTRICTED CASH, (CONTINUED):

         (c) In February 2001, the Company transferred the underlying cash of $1,869,000 held as collateral for the Kendall Mine reclamation bond to an interest-bearing account at the Montana Department of Environmental Quality (DEQ) for use in continuing reclamation at the Kendall minesite.

         (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

6.       INVENTORIES:

         Inventories consisted of the following at:

               ------------------------------------------------------------------------------------------------
                                                                           MARCH 31,          DECEMBER 31,
                                                                             2001                2000
               ------------------------------------------------------------------------------------------------
                  Gold-in-process (a)                                      $4,760,200           $6,158,400
                  Materials and supplies                                      392,900              442,100
                                                                           ----------           ----------
                                                                           $5,153,100           $6,600,500
                                                                           ==========           ==========
               ------------------------------------------------------------------------------------------------


         (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.       NOTES PAYABLE:

         Notes payable consisted of the following at:

                  ------------------------------------------------------------------------------------------
                                                                          MARCH 31,           DECEMBER 31,
                                                                             2001                  2000
                  ------------------------------------------------------------------------------------------
                  Briggs Loan Facility (a)                                $5,334,200            $5,334,200
                  Other                                                        2,700                 2,700
                                                                          ----------            ----------
                                                                           5,336,900             5,336,900
                                                                          ----------            ----------
                  Current portion                                          3,237,700             2,669,800
                                                                          ----------            ----------
                  Notes Payable - Noncurrent                              $2,099,200            $2,667,100
                                                                          ==========            ==========
                  ------------------------------------------------------------------------------------------



         (a) During the first quarter of 2001, the weighted average interest rate on the loan facility was 8.4 %. For the comparable period in 2000, the weighted average interest rate was 8.6%.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.       COMMITMENTS AND CONTINGENCIES:

         (a)      Kendall Mine Reclamation Costs

                  Reclamation spending at the Kendall Mine for the first three months of 2001 was $154,700. For the comparable period of 2000, spending totaled $161,200.

                  The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2001, the Company entered into an agreement with the DEQ under which cash of $1,869,000 supporting a reclamation bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite. The Company has submitted a proposed closure plan to the DEQ and believes the $1.9 million will substantially complete the work necessary to achieve mine closure.

         (b)      Surety Bonds - Collateral Commitment

                  The Briggs Mine operates under permits granted by various agencies including the U. S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release", as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. In connection with these bonds, the Company is required to make cash deposits with its Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001 as partial collateral for the bond amounts. As additional collateral, the Company also granted a security interest in favor of the Surety in 28,000 acres of real property mineral interests in Montana.

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

                  The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.       COMMITMENTS AND CONTINGENCIES, (CONTINUED):

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

                  In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $302,000) in connection with the alleged violations. The agency subsequently filed a legal action to recover a civil penalty. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine is in violation with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in the legal action.

                  In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.       COMMITMENTS AND CONTINGENCIES, (CONTINUED):

                  mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Montana State District Court has set a trial date of October 11, 2001 for the lawsuit. The Company's legal counsel believes that it is likely that the SPV will prevail in its lawsuit.

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

10.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of potential common shares (options) would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for the periods presented. At March 31, 2001, and 2000, there were potential common shares outstanding of 748,900 and 574,500, respectively.

11.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company utilizes forward gold sales contracts to limit or reduce market exposure from the sale of gold from its Briggs Mine. During the first quarter of 2001, the Company closed out all forward contracts that existed at December 31, 2000 at scheduled delivery dates with its counterparties. The net gain of $315,100 associated with these

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (CONTINUED):

         contracts is included in revenues on the Statement of Operations. In addition, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

         At March 31, 2001, the Company had accumulated other comprehensive income of approximately $2.2 million relating to a 1999 gain on the conversion of a gold loan to a cash loan. During the remainder of 2001, approximately $0.9 million of the gain will be recognized in operations. The balance of $1.3 million will be recognized in 2002.

12.      PRIVATE PLACEMENT OF STOCK:

         During the first quarter of 2001, the Company completed a private placement that initially commenced in December 2000. Aggregate net proceeds of approximately $1.2 million ($0.5 million in the first quarter of 2001) were realized through the sale of 1,473,052 shares of common stock.

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

RESULTS OF OPERATIONS

      The Company recorded a net loss of $0.9 million, or $0.07 per share, on revenues of $7.0 million for the three months ended March 31, 2001. For the comparable period of 2000, the Company recorded a net loss of $0.8 million, or $0.07 per share, on revenues of $8.8 million.

      For the three months ended March 31, 2001, the Company sold 24,097 ounces of gold and 4,400 ounces of silver at an average price of $304 per equivalent gold ounce. For the comparable period of 2000, the Company sold 23,753 ounces of gold and 5,000 ounces of silver at an average realized price of $372 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $263 and $290 per ounce for the three months ended March 31, 2001 and 2000, respectively.

      The following table summarizes the Company's gold deliveries and revenues:

      =====================================================================================================================
                                               THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                 MARCH 31, 2001                              MARCH 31, 2000
      ---------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE                                    AVERAGE
                                        GOLD         PRICE PER      REVENUE                     PRICE PER      REVENUE
                                       OUNCES           OZ.          $000'S      GOLD OUNCES       OZ.          $000'S
      ---------------------------------------------------------------------------------------------------------------------
      Deliveries
         Forwards                        7,000          $320         $2,239          3,000         $265         $  796
         Spot sales                     17,097          $264          4,509         20,753         $288          5,977
         Deferred income                    -                           557              -                       2,048
                                        ------                       ------         ------                      ------
                                        24,097          $303          7,305         23,753         $371          8,821

      Other transactions
         Silver proceeds                     -                           20              -                          25
                                        ------                       ------         ------                      ------
                                        24,097          $304         $7,325         23,753         $372         $8,846
      =====================================================================================================================

      Cost of sales was $6.3 million for the three months ended March 31, 2001, as compared to $6.6 million in the prior period. Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                    ======================================================================================
                                                                      Three months ended March 31,
                                                               -------------------------------------------
                                                                       2001                  2000
                                                               --------------------- ---------------------
                     Cash operating (1)                                $250                  $267
                     Total cash costs (2)                              $255                  $273
                     Total production costs (3)                        $329                  $388

                    ======================================================================================



         (1) All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

         (2)    Cash operating costs plus royalties.

         (3) Total cash costs plus depreciation, depletion, amortization and accruals for site restoration.

         Depreciation, depletion and amortization was lower in the current period due to a writedown of the carrying value of the Briggs Mine assets at December 31, 2000. Selling, general and administrative expense and exploration costs were not materially different for the periods presented.

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment of accumulated other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues on the Statement of Operations.

         During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

LIQUIDITY & CAPITAL RESOURCES

         For the three months ended March 31, 2001, operating activities provided $1.7 million of cash, investing activities used $2.0 million and financing activities provided $0.4 million resulting in a net increase in cash of $0.1 million. Cash and cash equivalents at March 31, 2001 was $1.1 million.

         During the first quarter of 2001, the Company spent $1.9 million at the Briggs Mine, principally to develop the North Briggs deposit and $0.1 million on the McDonald Gold Project.

         During the first quarter of 2001, the Company raised approximately $0.5 million through a private placement of stock.

         The Company believes its cash requirements in 2001 can be funded through a combination of existing cash and cash flows from operations. During April 2001, in order to limit its market exposure from the sale of gold from the Briggs Mine, the Company established a bank required price protection program by entering into floating rate forward contracts on 72,000 ounces of gold at an average price of $264 per ounce. In addition, the Company is (i) continuing to examine its operations for ways to increase efficiencies and lower costs and
(ii) deferring to the extent possible, capital and maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

OTHER MATTERS

McDonald Gold Project - Anti-Cyanide Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Montana State District Court has scheduled a trial date of October 11, 2001 for the lawsuit. The Company's legal counsel believes that it is likely that the Venture will prevail in its lawsuit.

McDonald Gold Project -  State Leases

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

Kendall Mine - Environmental Regulation

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

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2001, the Company entered into an agreement with the DEQ under which cash of $1,869,000 supporting a reclamation bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite. The Company has submitted a proposed closure plan to the DEQ and believes the $1.9 million will substantially complete the work necessary to achieve mine closure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the US dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $279 per ounce and $388 per ounce. Moreover, gold prices are currently near their lowest level in over two decades.

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of April 30, 2001, had entered into floating rate forward gold contracts on 72,000 ounces (100% of estimated production for the next six months) at an average price of $264 per ounce. A floating forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 50% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.6 million. Similarly, a hedge position of only 10% of estimated production with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $1.1 million.

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

         In June 1999, the Company liquidated a gold hedge position consisting of forward contracts on 125,000 ounces which resulted in proceeds of $5.5 million. As of December 31, 2000, $5.2 million of the gain had been recognized in operations. During the first quarter of 2001, the remaining $0.3 million was recognized.

         On June 30, 1999, the Company converted a commodity based loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million. During the first quarter of 2001, $0.3 million of the gain was recognized in operations. The remaining gain will be recognized as follows: (i) $0.9 million in 2001 and (ii) $1.3 million in 2002.

         The Company had no outstanding derivative instruments at March 31, 2001. During April 2001, the Company entered into floating rate forward contracts on 72,000 ounces of gold at an average price of $264 per ounce. At April 30, 2001, the fair market value of the contracts was nil.

Interest Rates

         At March 31, 2001, the Company's debt was approximately $5.3 million, essentially relating to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $5.3 million at March 31, 2001.

Foreign Currency

         The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS:   .......................................................................None

ITEM 2.        CHANGES IN SECURITIES:......................................................................None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES:............................................................None

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:..........................................None

ITEM 5.        OTHER INFORMATION:  ........................................................................None

ITEM 6(a)      EXHIBITS:...................................................................................None

ITEM 6(b)      REPORTS ON FORM 8-K:........................................................................None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANYON RESOURCES CORPORATION




Date:   May 14, 2001                    /s/ Gary C. Huber
                                        ----------------------------------------
                                        Gary C. Huber
                                        Chief Financial Officer





Date:    May 14, 2001                   /s/ Richard T. Phillips
                                        ----------------------------------------
                                        Richard T. Phillips
                                        Treasurer