Form 10-K405/A
period 2000-12-31
CANYON RESOURCES CORP
filed 2001-05-18
CIK 739460

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Part IV, Item 14, is amended to read in its entirety as follows:


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

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1               Certificate of Incorporation of the Company, as amended (2)

3.1.a# Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 23, 2000

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

# Filed herewith

* Filed with Form 10-K for the fiscal year ended December 31, 2000

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

(8) Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1997.

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

                                      CANYON RESOURCES CORPORATION


Date: May 17, 2001                    /s/ Richard H. De Voto
                                      ------------------------------------------
                                      Richard H. De Voto
                                      Principal Executive Officer


Date: May 17, 2001                    /s/ Gary C. Huber
                                      ------------------------------------------
                                      Gary C. Huber
                                      Principal Financial and Accounting Officer