Form 10-Q
period 2001-06-30
CANYON RESOURCES CORP
filed 2001-08-14
CIK 739460

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

        [X]    Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 2001
                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 13,351,850 shares of the Company's Common Stock were outstanding as of August 1, 2001.



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


        Consolidated Balance Sheets............................................ Page 3

        Consolidated Statements of Operations ................................. Page 4

        Consolidated Statements of Cash Flows.................................. Page 5-6

        Consolidated Statement of Changes in Stockholder's Equity ............. Page 7

        Notes to Interim Consolidated Financial Statements..................... Page 8-15


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................... Page 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............ Page 20

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   June 30,         December 31,
ASSETS                                                               2001                2000
                                                                 ------------       ------------
Cash and cash equivalents                                        $    727,100       $  1,061,200
Restricted cash                                                     1,341,700          1,379,800
Accounts receivable                                                   753,100            768,100
Inventories                                                         6,224,200          6,600,500
Prepaid and other assets                                              126,100            195,300
                                                                 ------------       ------------
    Total current assets                                            9,172,200         10,004,900
                                                                 ------------       ------------

Property and equipment, at cost
   Mining claims and leases                                        22,826,800         23,025,800
   Producing properties                                            47,951,900         44,508,600
   Other                                                              967,000            839,600
                                                                 ------------       ------------
                                                                   71,745,700         68,374,000
Accumulated depreciation and depletion                            (31,922,400)       (28,274,700)
                                                                 ------------       ------------
   Net property and equipment                                      39,823,300         40,099,300
                                                                 ------------       ------------

Other assets                                                        1,578,400          1,417,300
                                                                 ------------       ------------

   Total Assets                                                  $ 50,573,900       $ 51,521,500
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  5,611,000       $  3,261,700
Notes payable - current                                             3,402,400          2,669,800
Accrued reclamation costs                                           1,509,000          1,509,000
Deferred income                                                             -          1,505,200
Other current liabilities                                           1,282,500            978,000
                                                                 ------------       ------------
   Total current liabilities                                       11,804,900          9,923,700

Notes payable - long term                                           1,294,100          2,667,100
Accrued reclamation costs                                           2,533,300          2,575,300
Deferred income                                                             -          1,264,000
Other noncurrent liabilities                                          756,200            775,600
                                                                 ------------       ------------
   Total Liabilities                                               16,388,500         17,205,700
                                                                 ------------       ------------

Commitments (Note 8)

Common stock ($.01 par value) 50,000,000 shares authorized;
   issued and outstanding: 13,351,900 at June 30, 2001, and
   12,499,200 at December 31, 2000                                    133,500            125,000
Capital in excess of par value                                     97,164,400         96,516,100
Deficit                                                           (65,008,400)       (62,325,300)
Accumulated other comprehensive income                              1,895,900                  -
                                                                 ------------       ------------
   Total Stockholders' Equity                                      34,185,400         34,315,800
                                                                 ------------       ------------

   Total Liabilities and Stockholders' Equity                    $ 50,573,900       $ 51,521,500
                                                                 ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                 Three months ended June 30,             Six months ended June 30,
                                                   2001               2000              2001                2000
                                               ------------       ------------       ------------       ------------
   REVENUE
Sales                                          $  6,168.000       $  8,541,500       $ 13,493,100       $ 17,387,800
                                               ------------       ------------       ------------       ------------

   EXPENSES
Cost of sales                                     5,097,400          5,733,200         11,392,600         12,347,200
Depreciation, depletion, and amortization         1,969,400          2,260,300          3,632,500          4,885,500
Selling, general and administrative                 304,900            232,400            603,200            542,800
Exploration costs                                    24,100              9,800             39,000             16,500
(Gain) loss on asset disposals                            -                  -            (45,700)           (44,200)
                                               ------------       ------------       ------------       ------------
                                                  7,395,800          8,235,700         15,621,600         17,747,800
                                               ------------       ------------       ------------       ------------

   OTHER INCOME (EXPENSE)
Interest income                                      34,100             34,500             81,900             75,400
Interest expense                                   (158,700)          (191,600)          (346,200)          (380,800)
Unrealized loss on derivative instruments          (454,900)                 -           (454,900)                 -
Other                                                     -               (900)           164,600                300
                                               ------------       ------------       ------------       ------------
                                                   (579,500)          (158,000)          (554,600)          (305,100)
                                               ------------       ------------       ------------       ------------


Net income (loss)                              $ (1,807,300)      $    147,800       $ (2,683,100)      $   (665,100)
                                               ============       ------------       ============       ============

Basic and diluted income (loss) per share      $      (0.14)      $       0.01       $      (0.20)      $      (0.06)
                                               ============       ============       ============       ============


Weighted average shares outstanding:
     Basic eps                                   13,351,900         11,627,200         13,290,800         11,626,800
     Diluted eps                                 13,351,900         11,726,200         13,290,800         11,626,800


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                             Six months ended June 30,
                                                                              2001              2000
                                                                           -----------       -----------
Cash flows from operating activities:
  Net loss                                                                 $(2,683,100)      $  (665,100)
                                                                           -----------       -----------
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and depletion                                               3,632,500         4,885,500
    Amortization of financing costs                                             95,400            91,000
    Gain on asset dispositions                                                 (45,700)          (44,200)
    Unrealized loss on derivative instruments                                  454,900                 -
    Reclassification adjustment of other comprehensive income                 (873,300)                -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                15,000            (2,300)
      Decrease in inventories                                                  376,300         1,311,900
      (Increase) decrease in prepaid and other assets                           69,200        (1,027,300)
      Increase (decrease) in accounts payable and accrued liabilities        1,041,000          (596,000)
      Decrease in deferred income                                                    -        (3,940,000)
      Decrease in other liabilities                                            (42,000)          (91,900)
      (Increase) decrease in restricted cash                                   (18,400)          207,500
                                                                           -----------       -----------
      Total adjustments                                                      4,704,900           794,200
                                                                           -----------       -----------

    Net cash provided by operating activities                                2,021,800           129,100
                                                                           -----------       -----------

Cash flows from investing activities:
  Purchases and development of property and equipment                       (2,268,000)         (828,100)
  Proceeds from asset sales                                                    459,000            44,200
  Decrease in restricted cash                                                        -         2,345,800
                                                                           -----------       -----------

    Net cash provided by (used in) investing activities                     (1,809,000)        1,561,900
                                                                           -----------       -----------

Cash flows from financing activities:
  Issuance of stock, net                                                       456,800             2,500
  Payments on debt                                                            (807,800)          (16,800)
  Payments on capital lease obligations                                       (195,900)         (205,900)
                                                                           -----------       -----------

    Net cash used in financing activities                                     (546,900)         (220,200)
                                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents                          (334,100)        1,470,800
Cash and cash equivalents, beginning of year                                 1,061,200           681,600
                                                                           -----------       -----------

Cash and cash equivalents, end of period                                   $   727,100       $ 2,152,400
                                                                           ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)


Supplemental disclosures of cash flow information:

1. The Company paid $250,800 of interest during the first half of 2001, and $232,900 during the corresponding period of 2000.

2. The Company paid no income taxes during the first half of 2001 nor the corresponding period of 2000.

Supplemental schedule of noncash investing and financing activities:

1. The Company acquired certain real property interests during the first half of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

2. Capital lease obligations of $125,000 were incurred during the first half of 2001, and $147,500 during the corresponding period of 2000.

3. The Company financed an equipment lease buy-out in the amount of $167,400 during the first half of 2001.



The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                                       Accumulated
                                                   Common Stock            Capital       Retained         Other          Common
                                            Number of       At Par        in Excess      Earnings     Comprehensive   Shareholders'
                                             Shares          Value       of Par Value     (Deficit)     Income (Loss)      Equity
                                           -----------    -----------    ------------   -----------   --------------- -------------
Balances, December 31, 2000                 12,499,200    $   125,000    $96,516,100    $(62,325,300)             -     $34,315,800

Issuance of stock                              852,700          8,500        648,300                                        656,800
Comprehensive income
    Net loss                                                                             (2,683,100)                     (2,683,100)
    Other comprehensive income
       Transition adjustment (1)                                                                          3,084,300       3,084,300
       Reclassification adjustments (2)                                                                  (1,188,400)     (1,188,400)
                                                                                                        -----------     -----------
         Other comprehensive income                                                                       1,895,900       1,895,900
                                                                                                        -----------     -----------

    Comprehensive income                                                                                                   (787,200)
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2001                     13,351,900    $   133,500    $97,164,400    $(65,008,400)   $ 1,895,900     $34,185,400
                                           ===========    ===========    ===========    ===========     ===========     ===========


(1) Fair market value of the Company's forward gold contracts and deferred hedging gains derecognized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

(2)     Reclassification adjustments:

    Deferred hedging gains recognized in net income for the period                                    $   (873,300)
    Net gain on forward gold contracts recognized in net income for the period                            (315,100)
                                                                                                       ------------
                                                                                                      $ (1,188,400)
                                                                                                       ============


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

        The Company believes its cash requirements in 2001 can be funded through a combination of existing cash and cash flows from operations. In order to limit its market exposure from the sale of gold from the Briggs Mine, the Company established a bank required price protection program during the second quarter of 2001 by entering into floating rate forward contracts on 73,100 ounces of gold at an average price of approximately $265 per ounce. In addition, the Company is (i) continuing to examine its operations for ways to increase efficiencies and lower costs, and
        (ii) deferring to the extent possible, capital and maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

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

5.      RESTRICTED CASH:

        Restricted cash consisted of the following at:


                                                         JUNE 30,       DECEMBER 31,
                                                           2001            2000
                                                        ----------      ----------
        Collateral for Letter of Credit (a)             $  249,000      $  249,000
        Collateral for reclamation bonds and other
        contingent events (b)                              138,300       1,987,100
        Kendall Mine reclamation (c)                     1,905,300               -
        Unexpended proceeds from gold sales (d)             11,700          49,800
                                                        ----------      ----------
                                                         2,304,300       2,285,900
        Current portion                                  1,341,700       1,379,800
                                                        ----------      ----------
        Noncurrent portion*                             $  962,600      $  906,100
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


5.      RESTRICTED CASH, CONTINUED:

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

6.      INVENTORIES:

        Inventories consisted of the following at:


                                      JUNE 30,        DECEMBER 31,
                                        2001              2000
                                    ------------      ------------
        Gold-in-process (a)         $  5,881,100      $  6,158,400
        Materials and supplies           343,100           442,100
                                    ------------      ------------
                                    $  6,224,200      $  6,600,500
                                    ============      ============


        (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.      NOTES PAYABLE:

        Notes payable consisted of the following at:


                                          JUNE 30,        DECEMBER 31,
                                            2001              2000
                                        ------------      ------------
        Briggs Loan Facility (a)        $  4,574,200      $  5,334,200
        Other (b)                            122,300             2,700
                                        ------------      ------------
                                           4,696,500         5,336,900

        Current portion                    3,402,400         2,669,800
                                        ------------      ------------
        Notes Payable - Noncurrent      $  1,294,100      $  2,667,100
                                        ============      ============

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.      NOTES PAYABLE, CONTINUED:


        (a) During the second quarter of 2001, the weighted average interest rate on the loan facility was 7.0 %. For the comparable period in 2000, the weighted average interest rate was 8.8%. For the six months ended June 30, 2001, the weighted average interest rate was 7.7%. For the comparable period in 2000, the weighted average interest rate was 8.7%.

        (b) During the second quarter of 2001, the Company arranged to finance certain equipment lease buy-outs with Caterpillar Finance. Terms of the financing required equal monthly payments over eighteen months at an interest rate of 9.9%.

8.      COMMITMENTS AND CONTINGENCIES:

        a.     Kendall Mine Reclamation Costs

               Reclamation spending at the Kendall Mine for the second quarter of 2001 was $156,900. For the comparable period of 2000, spending totaled $190,600. For the six months ended June 30, 2001, spending totaled $311,600 as compared to $351,800 for the prior period.

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

        b.     Surety Bonds - Collateral Commitment

               The Briggs Mine operates under permits granted by various agencies including the U. S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release", as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. In connection with these bonds, the Company is required to make cash deposits

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

               with its Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001 as partial collateral for the bond amounts. The Company has not made the $0.5 million deposit due on June 30, 2001, and is in discussions with the Surety to reschedule the deposit requirement. As additional collateral, the Company also granted a security interest in favor of the Surety in 28,000 acres of real property mineral interests in Montana.

        c.     Contingent Liability:

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

        d.     Other Contingent Matters:

               On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

               In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $161,000) in connection with the alleged violations. The agency subsequently filed a legal action to recover a civil penalty. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine is in violation with Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in the legal action.

               In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law;
               (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Montana State District Court has set a date of October 11, 2001 for submission of documents for its deliberations on the lawsuit. The Company's legal counsel believes that it is likely that the SPV will prevail in the lawsuit.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

10.     EARNINGS PER SHARE (EPS):

        The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. Inclusion of common stock equivalents would have an antidilutive effect on per share amounts for the periods presented with net losses. Inclusion of common stock equivalents had no effect on per share amounts for the period presented with net income. Accordingly, the Company's basic and diluted EPS computations are the same for all periods presented. At June 30, 2001, and 2000, there were outstanding common stock equivalents of 776,400 and 555,400, respectively.

11.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

        The Company utilizes forward gold sales contracts to limit or reduce market exposure from the sale of gold from its Briggs Mine. During the first quarter of 2001, the Company closed out all forward contracts that existed at December 31, 2000 at scheduled delivery dates with its counterparties. The net gain of $315,100 associated with these contracts is included in revenues on the Statement of Operations. In addition, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

        During the second quarter of 2001, the Company entered into additional floating rate forward contracts on 73,100 ounces of gold at an average price of approximately $265 per ounce. At June 30, 2001, the fair market value of the forward contracts was $454,900 less than contractual amounts. The unrealized mark-to-market loss on the forward contracts is included in other expense on the Statement of Operations.

        At June 30, 2001, the Company had accumulated other comprehensive income of approximately $1.9 million relating to a 1999 gain on the conversion of a gold loan to a cash loan. During the remainder of 2001, approximately $0.6 million of the gain will be recognized in operations. The balance of $1.3 million will be recognized in 2002.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.     PRIVATE PLACEMENT OF STOCK:

        During the first quarter of 2001, the Company completed a private placement that initially commenced in December 2000. Aggregate net proceeds of approximately $1.2 million ($0.5 million in the first quarter of 2001) were realized through the sale of 1,473,052 shares of common stock.

13.     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its earnings or financial position.

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

RESULTS OF OPERATIONS

        The Company recorded a net loss of $1.8 million, or $0.14 per share, on revenues of $6.2 million for the second quarter of 2001. For the six months ended June 30, 2001, the Company recorded a net loss of $2.7 million, or $0.20 per share, on revenues of $13.5 million. This compares to net income of $0.1 million, or $0.01 per share, on revenues of $8.5 million for the second quarter of 2000 and a net loss of $0.7 million, or $0.06 per share, on revenues of $17.4 million during the first six months of 2000.

        For the three months ended June 30, 2001, the Company sold 21,746 ounces of gold and 5,000 ounces of silver at an average price of $284 per equivalent gold ounce. For the comparable period of 2000, the Company sold 20,557 ounces of gold and 5,000 ounces of silver at an average realized price of $416 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $268 and $280 per ounce for the three months ended June 30, 2001 and 2000, respectively.

        The following table summarizes the Company's gold deliveries and revenues for the three months ended June 30, 2001 and the comparable period for 2000:


                                  Three Months Ended                            Three Months Ended
                                    June 30, 2001                                 June 30, 2000
                        ---------------------------------------      ---------------------------------------
                                        Average                                     Average
                           Gold          Price         Revenue         Gold           Price         Revenue
                          Ounces        Per Oz.        $000's         Ounces         Per Oz.         $000's
                        ---------      ---------      ---------      ---------      ---------      ---------
Deliveries
   Forwards                 1,600      $     271      $     434         18,800      $     326      $   6,134
   Spot sales              20,146      $     268          5,396          1,757      $     279            491
   Deferred income              -              -            316              -              -          1,892
                        ---------                     ---------      ---------                     ---------
                           21,746      $     283          6,146         20,557      $     414          8,517
Other transactions
   Silver proceeds              -              -             22              -              -             25
                        ---------                     ---------      ---------                     ---------
                           21,746      $     284      $   6,168         20,557      $     416      $   8,542

        For the six months ended June 30, 2001, the Company sold 45,843 ounces of gold and 9,400 ounces of silver at an average price of $294 per equivalent gold ounce. For the comparable period of 2000, the Company sold 44,309 ounces of gold and 10,000 ounces of silver at an average realized price of $392 per equivalent gold ounce. The COMEX gold price averaged $266 and $285 per ounce for the six months ended June 30, 2001 and 2000, respectively.

        The following table summarizes the Company's gold deliveries and revenues for the six months ended June 30, 2001 and the comparable period for 2000.


                                  Six Months Ended                              Six Months Ended
                                    June 30, 2001                                 June 30, 2000
                        ---------------------------------------      ---------------------------------------
                                        Average                                     Average
                          Gold           Price         Revenue         Gold           Price        Revenue
                         Ounces         Per Oz.        $000's         Ounces         Per Oz.        $000's
                        ---------      ---------      ---------      ---------      ---------      ---------
Deliveries
   Forwards                 8,600      $     311      $   2,673         21,800      $     318      $   6,930
   Spot sales              37,243      $     266          9,905         22,509      $     287          6,468
   Deferred income              -              -            873              -              -          3,940
                        ---------                     ---------      ---------                     ---------
                           45,843      $     293         13,451         44,309      $     391         17,338
Other transactions
   Silver proceeds              -              -             42              -              -             50
                        ---------                     ---------      ---------                     ---------
                           45,843      $     294      $  13,493         44,309      $     392      $  17,388


        Cost of sales was $5.1 million for the three months ended June 30, 2001, as compared to $5.7 million in the prior period. For the six months ended June 30, 2001, cost of sales was $11.4 million as compared to $12.3 million in the prior period.

        Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD


                              Three months ended June 30,   Six months ended June 30,
                                  2001          2000          2001          2000
                                --------      --------      --------      --------
Cash operating (1)                $223          $267          $237          $267
Total cash costs (2)              $229          $273          $243          $273
Total production costs (3)        $323          $388          $327          $388

        (1) All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

        (2)    Cash operating costs plus royalties.

        (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

        Cash costs per ounce are lower in the current periods due to higher gold production from higher grades of ore mined.

        Depreciation, depletion and amortization was lower in the current periods due to a writedown of the carrying value of the Briggs Mine assets at December 31, 2000. Selling, general and administrative expense and exploration costs were not materially different for the periods presented.

        On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment of accumulated other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues on the Statement of Operations. During the second quarter of 2001, the Company entered into additional floating rate forward contracts on 73,100 ounces of gold. At June 30, 2001, the fair market value of the forward contracts was $454,900 less than contractual amounts. The unrealized mark-to-market loss on the forward contracts is included in other expense on the Statement of Operations.

        During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

LIQUIDITY & CAPITAL RESOURCES

        For the six months ended June 30, 2001, operating activities provided $2.0 million of cash, investing activities used $1.8 million of cash, and financing activities used $0.5 million of cash, resulting in a net decrease in cash of $0.3 million. Cash and cash equivalents at June 30, 2001 were $0.7 million.

        During the first half of 2001, the Company spent $2.1 million at the Briggs Mine, principally to develop the North Briggs deposit and $0.2 million on the McDonald Gold Project. In addition, the Company realized proceeds of approximately $0.4 million through the sale of certain non-mineralized lands from the McDonald Gold Project.

        During the first half of 2001, the Company raised approximately $0.5 million through a private placement of stock, payed down debt by approximately $0.8 million, and made capital lease payments of approximately $0.2 million.

        The Company believes its cash requirements in 2001 can be funded through a combination of existing cash and cash flows from operations. In order to limit its market exposure from the sale of gold from the Briggs Mine, the Company established a bank required price protection program during the second quarter of 2001 by entering into floating rate forward contracts on 73,100 ounces of gold at an average price of approximately $265 per ounce. In addition, the Company is (i) continuing to examine its operations for ways to increase efficiencies and lower costs and
(ii) deferring to the extent possible, capital and maintenance expenditures. If management's plans are not successful, operations and liquidity may be adversely impacted.

OTHER MATTERS

McDonald Gold Project - Anti-Cyanide Initiative

        In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U.S. Ninth Circuit Court of Appeals. The Seven-Up Pete Venture filed a lawsuit in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. The lawsuit is based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The Montana State District Court has scheduled a date of October 11, 2001 for submission of documents for its deliberation on the lawsuit. The Company's legal counsel believes that it is likely that the Venture will prevail in the lawsuit.

McDonald Gold Project - State Leases

        On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. As part of the I- 137 lawsuit filed in April 2000 against the State of Montana, the Company has asked the court to review and invalidate the DNRC's action. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

Kendall Mine - Environmental Regulation

        In September 1998, the DEQ issued a Notice of Violation and Administrative Order with respect to the Kendall Mine alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $161,000) in connection with the alleged violations. The agency subsequently filed a legal action to recover a civil penalty. The Company believes (i) that many of the allegations are unfounded, and (ii) the proposed fine is in violation of Montana statutes because it fails to consider certain mandatory mitigating factors. The Company is vigorously defending itself in the legal action.

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

Recently Issued Financial Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its earnings or financial position.

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

        In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of June 30, 2001, had entered into floating rate forward gold contracts on 73,100 ounces at an average price of approximately $265 per ounce. A floating forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 50% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.6 million. Similarly, a hedge position of only 10% of estimated production with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $1.1 million.

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

        At June 30, 2001, the fair market value of the Company's floating rate forward contracts (73,100 ounces at an average price of approximately $265 per ounce) was approximately $0.5 million lower than contractual amounts.

Interest Rates

        At June 30, 2001, the Company's debt was approximately $4.7 million, primarily relating to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $4.6 million at June 30, 2001.

Foreign Currency

        The price of gold is denominated in US dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:...................................................... None

ITEM 2. CHANGES IN SECURITIES:.................................................. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:........................................ None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

        On June 7, 2001, the Company held its Annual Meeting of Shareholders.
        The following item of business was voted upon by shareholders at the meeting:

        Proposal I was the election of one Director of the Company, Richard H.
        De Voto. The proposal electing Mr. De Voto passed with votes of 10,373,491 shares "For" and 565,202 "Withheld".

        The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Gary C.
        Huber, Leland O. Erdahl, David K. Fagin, and Richard F. Mauro.

ITEM 5. OTHER INFORMATION:...................................................... None

ITEM 6(a) EXHIBITS:............................................................. None

ITEM 6(b) REPORTS ON FORM 8-K:.................................................. None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CANYON RESOURCES CORPORATION




Date: August 13, 2001                               /s/ Gary C. Huber
                                                    ----------------------------
                                                    Gary C. Huber
                                                    Chief Financial Officer




Date: August 13, 2001                               /s/ Richard T. Phillips
                                                    ----------------------------
                                                    Richard T. Phillips
                                                    Treasurer