Form 10-Q
period 2001-09-30
CANYON RESOURCES CORP
filed 2001-11-14
CIK 739460

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

                     For the period ended September 30, 2001

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


                      14142 Denver West Parkway, Suite 250
                                Golden, CO 80401
                                  303/278-8464


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 14,401,850 shares of the Company's Common Stock were outstanding as of November 1, 2001.

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

      Consolidated Balance Sheets ................................     Page 2

      Consolidated Statements of Operations ......................     Page 3

      Consolidated Statements of Cash Flows ......................     Page 4-5

      Consolidated Statement of Changes in Stockholders' Equity ..     Page 6

      Notes to Interim Consolidated Financial Statements .........     Page 7-15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ......................     Page 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK ..............................................     Page 22

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  September 30,     December 31,
                                                      2001              2000
                                                  -------------     ------------
ASSETS

Cash and cash equivalents                         $    455,800      $  1,061,200
Restricted cash                                      1,345,600         1,379,800
Accounts receivable                                    458,000           768,100
Inventories                                          5,700,900         6,600,500
Prepaid and other assets                               286,300           195,300
                                                  ------------      ------------
     Total current assets                            8,246,600        10,004,900
                                                  ------------      ------------

Property and equipment, at cost
   Mining claims and leases                         22,940,600        23,025,800
   Producing properties                             49,657,100        44,508,600
   Other                                               967,000           839,600
                                                  ------------      ------------
                                                    73,564,700        68,374,000
Accumulated depreciation and depletion             (35,000,700)      (28,274,700)
                                                  ------------      ------------
   Net property and equipment                       38,564,000        40,099,300
                                                  ------------      ------------

Other assets                                         1,556,800         1,417,300
                                                  ------------      ------------

     Total Assets                                 $ 48,367,400      $ 51,521,500
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $  4,231,800      $  3,261,700
Notes payable - current                              3,395,200         2,669,800
Accrued reclamation costs                            1,509,000         1,509,000
Deferred income                                             --         1,505,200
Unrealized loss on derivative instruments            1,760,300                --
Stock issuance obligation                            1,207,500                --
Other current liabilities                              698,700           978,000
                                                  ------------      ------------
   Total current liabilities                        12,802,500         9,923,700

Notes payable - long term                              449,200         2,667,100
Accrued reclamation costs                            2,586,500         2,575,300
Deferred income                                             --         1,264,000
Other noncurrent liabilities                           836,700           775,600
                                                  ------------      ------------
   Total Liabilities                                16,674,900        17,205,700
                                                  ------------      ------------

Commitments (Note 8)

Common stock ($.01 par value) 50,000,000
   shares authorized; issued and outstanding:
   13,351,900 at September 30, 2001, and
   12,499,200 at December 31, 2000                     133,500           125,000
Capital in excess of par value                      97,164,400        96,516,100
Deficit                                            (67,185,400)      (62,325,300)
Accumulated other comprehensive income               1,580,000                --
                                                  ------------      ------------
Total Stockholders' Equity                          31,692,500        34,315,800
                                                  ------------      ------------

Total Liabilities and Stockholders' Equity        $ 48,367,400      $ 51,521,500
                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  2001              2000              2001              2000
                                              ------------      ------------      ------------      ------------
   REVENUE
Sales                                         $  8,933,200      $  9,060,600      $ 22,426,300      $ 26,448,400
                                              ------------      ------------      ------------      ------------
   EXPENSES
Cost of sales                                    6,462,600         6,128,400        17,855,200        18,475,600
Depreciation, depletion & amortization           3,070,600         2,397,900         6,703,100         7,283,400
Selling, general & administrative                  219,100           215,900           822,300           758,700
Exploration costs                                   63,500            48,900           102,500            65,400
Gain on asset disposals                           (205,000)          (44,900)         (250,700)          (89,100)
                                              ------------      ------------      ------------      ------------
                                                 9,610,800         8,746,200        25,232,400        26,494,000
                                              ------------      ------------      ------------      ------------
   OTHER INCOME (EXPENSE)
Interest income                                     25,000           105,800           106,900           181,200
Interest expense                                  (217,400)         (195,700)         (563,600)         (576,500)
Unrealized loss on derivative instruments       (1,305,400)               --        (1,760,300)               --
Other                                               (1,600)              300           163,000               600
                                              ------------      ------------      ------------      ------------
                                                (1,499,400)          (89,600)       (2,054,000)         (394,700)
                                              ------------      ------------      ------------      ------------

Net income (loss)                             ($ 2,177,000)     $    224,800      ($ 4,860,100)     ($   440,300)
                                              ============      ============      ============      ============

Basic & diluted income (loss) per share       ($      0.16)     $       0.02      ($      0.37)     ($      0.04)
                                              ============      ============      ============      ============
Weighted average shares outstanding:
   Basic eps                                    13,351,900        11,627,200        13,311,200        11,626,900
   Diluted eps                                  13,351,900        11,640,900        13,311,200        11,626,900


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2001             2000
                                                                         -----------      -----------
Cash flows from operating activities:
   Net loss                                                              ($4,860,100)     ($  440,300)
                                                                         -----------      -----------
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and depletion                                            6,703,100        7,283,400
     Amortization of financing costs                                         134,500          138,600
     Gain on asset dispositions                                             (250,700)         (89,100)
     Unrealized loss on derivative instruments                             1,760,300               --
     Reclassification adjustment of other comprehensive income            (1,189,200)              --
     Changes in operating assets & liabilities:
       (Increase) decrease in accounts receivable                            310,100           (3,400)
       Decrease in inventories                                               899,600        1,214,100
       Increase in prepaid & other assets                                    (91,000)      (1,140,800)
       Increase (decrease) in accounts payable & accrued liabilities          74,300         (181,900)
       Decrease in deferred income                                                --       (6,385,400)
       (Increase) decrease in other liabilities                               11,200         (147,600)
       (Increase) decrease in restricted cash                                (39,800)         106,300
                                                                         -----------      -----------
       Total adjustments                                                   8,322,400          794,200
                                                                         -----------      -----------

   Net cash provided by operating activities                               3,462,300          353,900
                                                                         -----------      -----------

Cash flows from investing activities:
   Purchases and development of property & equipment                      (3,162,700)      (1,502,300)
   Proceeds from asset sales                                                 664,000           89,200
   Decrease in restricted cash                                                    --        1,345,800
                                                                         -----------      -----------
     Net cash used in investing activities                                (2,498,700)         (67,300)
                                                                         -----------      -----------

Cash flows from financing activities:
   Issuance of stock, net                                                    456,800            2,500
   Payments on debt                                                       (1,659,900)         (24,600)
   Payments on capital lease obligations                                    (365,900)        (272,900)
                                                                         -----------      -----------
     Net cash used in financing activities                                (1,569,000)        (295,000)
                                                                         -----------      -----------

Net decrease in cash & cash equivalents                                     (605,400)          (8,400)
Cash & cash equivalents, beginning of year                                 1,061,200          681,600
                                                                         -----------      -----------
Cash & cash equivalents, end of period                                   $   455,800      $   673,200
                                                                         ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)



Supplemental disclosures of cash flow information.

      1. The Company paid $357,600 of interest during the first nine months of 2001, and $440,500 during the corresponding period of 2000. There was no capitalized interest for either period.

      2. The Company paid no income taxes during the first nine months of 2001 nor the corresponding period of 2000.

      Supplemental schedule of noncash investing and financing activities:

      1. The Company acquired certain real property interests during the first nine months of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

      2. The Company purchased a net smelter returns royalty during the first nine months of 2001 by agreeing to issue 1,050,000 shares of its common stock with a fair market value of $1,207,500.

      3. Capital lease obligations of $443,900 were incurred during the first nine months of 2001, and $147,500 during the corresponding period of 2000.

      4. The Company financed an equipment lease buy-out in the amount of $167,400 during the first nine months of 2001.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                                        Accumulated
                                                Common Stock               Capital       Retained         Other           Common
                                         Number of          At Par        In Excess      Earnings      Comprehensive   Shareholders'
                                           Shares           Value        of Par Value    (Deficit)     Income (Loss)      Equity
                                           ------           -----        ------------    ---------     -------------      ------
Balances, December 31, 2000              12,499,200      $   125,000     $96,516,100   ($62,325,300)            --     $ 34,315,800

Issuance of stock                           852,700            8,500         648,300                                        656,800
Comprehensive income
   Net loss                                                                              (4,860,100)                     (4,860,100)
   Other comprehensive income
     Transition adjustment(1)                                                                            3,084,300        3,084,300
     Reclassification adjustment(2)                                                                     (1,504,300)      (1,504,300)
                                                                                                        ----------     ------------
       Other comprehensive income                                                                        1,580,000        1,580,000
                                                                                                        ----------     ------------

   Comprehensive income                          --               --              --             --             --       (3,280,100)
                                        -----------      -----------     -----------   ------------     ----------     ------------

Balances, September 30, 2001             13,351,900      $   133,500     $97,164,400   ($67,185,400)    $1,580,000     $ 31,692,500
                                        ===========      ===========     ===========   ============     ==========     ============


      (1) Fair market value of the Company's forward gold contracts and deferred hedging gains derecognized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

      (2)   Reclassification adjustments:

              Deferred hedging gains recognized in net income for the period.                  ($ 1,189,200)
              Net gain on forward gold contracts recognized in net income for the period           (315,100)
                                                                                               ------------
                                                                                               ($ 1,504,300)
                                                                                               ============


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

      The Company believes its near term cash requirements can be funded through a combination of existing cash and cash flows from operations and is actively pursuing other financing strategies including joint venture alliances and sales of equity to remain adequately capitalized. If management's plans are not successful, operations and liquidity may be adversely impacted.

2.    CHANGE IN ACCOUNTING PRINCIPLE:

      On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
      133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of $315,100 was recognized as a cumulative effect adjustment of accumulated other comprehensive income. In addition, the Company derecognized $2,769,200 of deferred income as a liability on its statement of financial position, which was also recognized as a cumulative effect adjustment of accumulated other comprehensive income.

3.    INTERIM RESULTS:

      The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

5.    RESTRICTED CASH:

      Restricted cash consisted of the following at:

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           2001           2000
                                                           ----           ----
         Collateral for Letter of Credit(a)             $  249,000     $  249,000
         Collateral for reclamation bonds and other
         contingent events(b)                              138,300      1,987,100
         Kendall Mine reclamation(c)                     1,922,800             --
         Unexpended proceeds from gold sales(d)             15,600         49,800
                                                        ----------     ----------
                                                         2,325,700      2,285,900
         Current portion                                 1,345,600      1,379,800
                                                        ----------     ----------
         Noncurrent portion*                            $  980,100     $  906,100
                                                        ==========     ==========
             *Included in other assets

      (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2001, and at the bank's option, may be renewed for successive one-year periods

      (b) At December 31, 2000, held directly by the Surety as full collateral for the Kendall Mine reclamation bond ($1,869,000) and as partial collateral ($118,100) for reclamation and other contingent events at the Briggs Mine. See also footnote (c) below.

      (c) In February 2001, the Company transferred the underlying cash of $1,869,000 held as collateral for the Kendall Mine reclamation bond to an interest-bearing account at the Montana Department of Environmental Quality (DEQ) for use in continuing reclamation at the Kendall Mine.

      (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    INVENTORIES:

      Inventories consisted of the following at:

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      2001               2000
                                                      ----               ----
         Gold-in-process(a)                        $5,338,700         $6,158,400
         Materials and supplies                       362,200            442,100
                                                   ----------         ----------
                                                   $5,700,900         $6,600,500
                                                   ==========         ==========


      (a) Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

7.    NOTES PAYABLE:

      Notes payable consisted of the following at:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2001              2000
                                                       ----              ----
         Briggs Loan Facility(a)                    $3,749,200        $5,334,200
         Other(b)                                       95,200             2,700
                                                    ----------        ----------
                                                     3,844,400         5,336,900

         Current portion                             3,395,200         2,669,800
                                                    ----------        ----------
         Notes payable - Noncurrent                 $  449,200        $2,667,100
                                                    ==========        ==========


      (a) During the third quarter of 2001, the weighted average interest rate on the loan facility was 6.2%. For the comparable period in 2000, the weighted average interest rate was 9.2%. For the nine months ended September 30, 2001, the weighted average interest rate was 7.3%. For the comparable period in 2000, the weighted average interest rate was 8.9%.

      (b) During the second quarter of 2001, the Company arranged to finance certain equipment lease buy-outs with Caterpillar Finance. Terms of the financing require equal monthly payments over eighteen months at an interest rate of 9.9%.

8.    COMMITMENTS AND CONTINGENCIES:

      a.    Kendall Mine Reclamation Costs

            Reclamation spending at the Kendall Mine for the third quarter of 2001 was $133,800. For the comparable period of 2000, spending totaled $183,100. For

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    COMMITMENTS AND CONTINGENCIES, CONTINUED:

            the nine months ended September 30, 2001, spending totaled $445,400 as compared to $534,900 for the prior period.

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

      c.    Contingent Liability

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

            The Company made an initial payment of $5 million and is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    COMMITMENTS AND CONTINGENCIES, CONTINUED:

            from a takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases.

            The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

      d.    Other Contingent Matters

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

            In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $161,000) in connection with the alleged violations. The DEQ subsequently filed a legal action to recover a civil penalty. The Company and the DEQ are currently in discussions to dispose of this matter.

            In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125), which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U. S. Ninth Circuit Court of Appeals. This ruling was upheld by the United States Supreme Court in October 2001. The Seven-Up Pete Venture filed lawsuits in

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    COMMITMENTS AND CONTINGENCIES, CONTINUED:

            April 2000, in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law;
            (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the Venture's substantive due process claim but, as requested by the Venture, ruled that the remainder of the Venture's claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the Venture's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge and all of the takings claims. The Company's legal counsel believes the claims asserted by the Venture are meritorious and that the Venture is likely to prevail in its lawsuit.

            In October 2001, a plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights and other torts in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

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

10.   EARNINGS PER SHARE (EPS):

      The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. Inclusion of common stock equivalents would have an antidilutive effect on per share amounts for the periods presented with net losses. Inclusion of common stock equivalents had no effect on per share amounts for the period presented with net income. Accordingly, the Company's basic and diluted EPS computations are the same for all periods presented. The following table sets forth

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.   EARNINGS PER SHARE (EPS), CONTINUED:

      common stock equivalents that were not included in the computation of diluted EPS because the effect would be antidilutive:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30            SEPTEMBER 30,
                                      -------------------     -------------------
                                        2001        2000        2001        2000
                                        ----        ----        ----        ----
         Common Stock Equivalents     776,400     569,200     767,200     570,900
                                      -------     -------     -------     -------

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

      During the second quarter of 2001, the Company entered into additional floating rate forward contracts and, at September 30, 2001, had outstanding contracts on 67,200 ounces of gold at an average price of approximately $267 per ounce. The fair market value of the forward contracts was $1,760,300 less than contractual amounts. For the three and nine months ended September 30, 2001, the unrealized mark-to-market loss included in other expense on the Statement of Operations was $1,305,400 and $1,760,300, respectively.

      At September 30, 2001, the Company had accumulated other comprehensive income of approximately $1.6 million relating to a 1999 gain on the conversion of a gold loan to a cash loan. During the remainder of 2001, approximately $0.3 million of the gain will be recognized in operations. The balance of $1.3 million will be recognized in 2002.

12.   PRIVATE PLACEMENT OF STOCK:

      During the first quarter of 2001, the Company completed a private placement that initially commenced in December 2000. Aggregate net proceeds of approximately $1.2 million ($0.5 million in the first quarter of 2001) were realized through the sale of 1,473,052 shares of common stock.

13.   STOCK ISSUANCE OBLIGATION:

      On September 27, 2001, the Company and Franco-Nevada Mining Corporation (Franco-Nevada) executed an Assignment of Royalty Proceeds (Assignment), effective as of

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


13.   STOCK ISSUANCE OBLIGATION, CONTINUED:

      April 1, 2001. The Assignment conveys to the Company a 2% net smelter returns royalty on the first 175,000 ounces of gold production from its Briggs Mine, commencing April 1, 2001. As consideration for the Assignment, the Company agreed to issue 1,050,000 unregistered shares of its common stock and conveyed an additional 1% net smelter returns royalty on gold production from the Briggs Mine in excess of the 175,000 ounces produced from April 1, 2001 onward to Franco-Nevada. The shares of common stock, with a fair market value of $1,207,500, were issued to Franco-Nevada on October 4, 2001.

      The Company has undertaken a commitment to file a registration statement with the Securities and Exchange Commission to register re-sales of the issued securities. If the shares are not registered by March 31, 2002, Franco-Nevada has the right to rescind the transaction. In addition, from the period through the earlier of (i) thirty days after completion of the registration of the shares or (ii) July 1, 2002, the Company has agreed to not issue additional common stock that would exceed 15% of its total issued and outstanding shares (including the shares issuable to Franco-Nevada) as of September 27, 2001. Should the Company issue stock through the aforementioned period that exceeds the 15% limitation, Franco-Nevada has the right to rescind the transaction.

14.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its earnings or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the

                          CANYON RESOURCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


14.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, CONTINUED:

      requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of. SFAS No. 144 further requires that a single accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

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

RESULTS OF OPERATIONS

      The Company recorded a net loss of $2.2 million, or $0.16 per share, on revenues of $8.9 million for the third quarter of 2001. For the nine months ended September 20, 2001, the Company recorded a net loss of $4.9 million, or $0.37 per share, on revenues of $22.4 million. This compares to net income of $0.2 million, or $0.02 per share, on revenues of $9.1 million for the third quarter of 2000 and a net loss of $0.4 million, or $0.04 per share, on revenues of $26.4 million during the first nine months of 2000.

      For the three months ended September 30, 2001, the Company sold 31,800 ounces of gold and 8,000 ounces of silver at an average price of $281 per equivalent gold ounce. For the comparable period of 2000, the Company sold 21,661 ounces of gold and 5,000 ounces of silver at an average realized price of $418 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $274 and $276 per ounce for the three months ended September 30, 2001 and 2000, respectively.

      The following table summarizes the Company's gold deliveries and revenues for the three months ended September 30, 2001 and the comparable period for 2000:

                                THREE MONTHS ENDED                 THREE MONTHS ENDED
                                SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                          ------------------------------     ------------------------------
                                      AVERAGE                            AVERAGE
                            GOLD       PRICE     REVENUE       GOLD       PRICE     REVENUE
                           OUNCES     PER OZ.     $000'S      OUNCES     PER OZ.    $000'S
                           ------     -------     ------      ------     -------    ------
   Deliveries
     Forwards               3,500     $  268     $   940      12,800     $  324     $4,144
     Spot sales            28,300     $  270       7,643       8,861     $  276      2,447
     Deferred income           --         --         316          --         --      2,445
                          -------                -------     -------                ------
                           31,800     $  280       8,899      21,661     $  417      9,036
   Other transactions
     Silver proceeds           --         --          34          --         --         25
                          -------                -------     -------                ------
                           31,800     $  281     $ 8,933      21,661     $  418     $9,061

      For the nine months ended September 30, 2001, the Company sold 77,643 ounces of gold and 17,400 ounces of silver at an average price of $289 per equivalent gold ounce. For the comparable period of 2000, the Company sold 65,970 ounces of gold and 15,000 ounces of silver at an average realized price of $401 per equivalent gold ounce. The COMEX gold price averaged $268 and $282 per ounce for the nine months ended September 30, 2001 and 2000, respectively.

      The following table summarizes the Company's gold deliveries and revenues for the nine months ended September 30, 2001 and the comparable period for 2000.

                                NINE MONTHS ENDED                   NINE MONTHS ENDED
                                SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                         -------------------------------     -------------------------------
                                     AVERAGE                             AVERAGE
                           GOLD       PRICE      REVENUE       GOLD       PRICE      REVENUE
                          OUNCES     PER OZ.      $000'S      OUNCES     PER OZ.     $000'S
                          ------     -------      ------      ------     -------     ------
  Deliveries
    Forwards              12,100     $   267     $ 3,389      34,600     $   320     $11,073
    Spot sales            65,543     $   271      17,772      31,370     $   284       8,915
    Deferred income           --          --       1,189          --          --       6,385
                         -------                 -------     -------                 -------
                          77,643     $   288      22,350      65,970     $   400      26,375
  Other transactions
    Silver proceeds           --          --          76          --          --          75
                         -------                 -------     -------                 -------
                          77,643     $   289     $22,426      65,970     $   401     $26,448

      Cost of sales was $6.5 million for the three months ended September 30, 2001, as compared to $6.1 million in the prior period. For the nine months ended September 30, 2001, cost of sales was $17.9 million as compared to $18.5 million in the prior period.

      Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute's Production Cost Standard, was as follows:

                                 CR BRIGGS MINE
                           COST PER OUNCE OF GOLD SOLD

                                 THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    2001                  2000             2001                  2000
                                    ----                  ----             ----                  ----
  Cash operating(1)                 $201                  $271             $222                  $269
  Total cash costs(2)               $201                  $277             $224                  $274
  Total production costs(3)         $292                  $393             $311                  $389


      (1) All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

      (2)   Cash operating costs plus royalties.

      (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

      Cash costs per ounce are lower in the current periods due to higher gold production from higher grades of ore mined.

      Depreciation, depletion and amortization was higher for three months ended September 30, 2001 than the comparable period in 2000. Although the rate per ounce was lower (due to a writedown of the carrying value of the Briggs Mine assets at December 31, 2000), this was more than offset by the impact of higher ounces of gold sold. For the nine months ended September 30, 2001, although higher ounces of gold were sold, depreciation, depletion and amortization was lower than the comparable period in 2000 due to a greater benefit associated with the reduced rate per ounce. Selling, general and administrative expense and exploration costs were not materially different for the periods presented.

      On January 1, 2001, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment of accumulated other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues on the Statement of Operations. During the second quarter of 2001, the Company entered into additional floating rate forward contracts and, at September 30, 2001, had outstanding contracts on 67,200 ounces of gold at an average price of approximately $267 per ounce. The fair market value of the forward contracts was $1,760,300 less than contractual amounts. The unrealized mark-to-market loss is included in other expense on the Statement of Operations.

      During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

      During the third quarter of 2001, the Company recognized a gain of $0.2 million in connection with the sale of a foreign exploration property.

LIQUIDITY & CAPITAL RESOURCES

      For the nine months ended September 30, 2001, operating activities provided $3.5 million of cash, investing activities used $2.5 million of cash, and financing activities used $1.6 million of cash, resulting in a net decrease in cash of $0.6 million. Cash and cash equivalents at September 30, 2001 were $0.5 million.

      During the first nine months of 2001, the Company spent $2.9 million at the Briggs Mine, principally to develop the North Briggs deposit and expand leach pad capacity to accommodate all currently known reserves to be mined and $0.3 million on the McDonald Gold Project. In addition, the Company realized proceeds of approximately $0.4 million through the sale of certain non-mineralized lands from the McDonald Gold Project and $0.3 million in connection with the sale of a foreign exploration property.

      During the first nine months of 2001, the Company raised approximately $0.5 million through a private placement of stock, paid down debt by approximately $1.7 million, and made capital lease payments of approximately $0.4 million.

      The Company believes its near term cash requirements can be funded through a combination of existing cash and cash flows from operations and is actively pursuing other financing strategies including joint venture alliances and sales of equity to remain adequately capitalized. If management's plans are not successful, operations and liquidity may be adversely impacted.

OTHER MATTERS

Stock Issuance and Registration Obligation

      On September 27, 2001, the Company and Franco-Nevada Mining Corporation (Franco-Nevada) executed an Assignment of Royalty Proceeds (Assignment), effective as of April 1, 2001. The Assignment conveys to the Company a 2% net smelter returns royalty on the first 175,000 ounces of gold production from its Briggs Mine, commencing April 1, 2001. As consideration for the Assignment, the Company agreed to issue 1,050,000 unregistered shares of its common stock and conveyed an additional 1% net smelter returns royalty on gold production from the Briggs Mine in excess of the 175,000 ounces produced from April 1, 2001 onward to Franco-Nevada. The shares of common stock, with a fair market value of $1,207,500, were issued to Franco-Nevada on October 4, 2001.

      The Company has undertaken a commitment to file a registration statement with the Securities and Exchange Commission to register re-sales of the issued securities. If the shares are not registered by March 31, 2002, Franco-Nevada has the right to rescind the transaction. In addition, from the period through the earlier of (i) thirty days after completion of the registration of the shares or (ii) July 1, 2002, the Company has agreed to not issue additional common stock that would exceed 15% of its total issued and outstanding shares (including the shares issuable to Franco-Nevada) as of September 27, 2001. Should the Company issue stock through the aforementioned period that exceeds the 15% limitation, Franco-Nevada has the right to rescind the transaction.

McDonald Gold Project - Anti-Cyanide Initiative

      In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125), which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U. S. Ninth Circuit Court of Appeals. This ruling was upheld by the United States Supreme Court in October 2001. The Seven-Up Pete Venture filed lawsuits in April 2000, in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the Venture's substantive due process claim but, as requested by the Venture, ruled that the remainder of the Venture's claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the Venture's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge and all of the takings claims. The Company's legal counsel believes the claims asserted by the Venture are meritorious and that the Venture is likely to prevail in its lawsuit.

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

Kendall Mine - Environmental Regulation

      In September 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (since modified to $161,000) in connection with the alleged violations. The DEQ subsequently filed a legal action to recover a civil penalty. The Company and the DEQ are currently in discussions to dispose of this matter.

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

Kendall Mine - Legal Matters

      In October 2001, a plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights and other torts in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

Recently Issued Financial Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its earnings or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of. SFAS No. 144 further requires that a single accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

            The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $279 per ounce and $388 per ounce. Moreover, gold prices are currently near their lowest level in over two decades.

            In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of September 30, 2001, had entered into floating rate forward gold contracts on 67,200 ounces at an average price of approximately $267 per ounce. A floating forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 50% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.6 million. Similarly, a hedge position of only 10% of estimated production with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $1.1 million.

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

            At September 30, 2001, the fair market value of the Company's floating rate forward contracts (67,200 ounces at an average price of approximately $267 per ounce) was approximately $1.8 million lower than contractual amounts.

Interest Rates

            At September 30, 2001, the Company's debt was approximately $3.8 million, primarily relating to the Briggs Mine. The Company is required to periodically reset the rate on the debt associated with the Briggs Mine for periods that the Company may choose which range in duration from one to six months. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of $3.7 million at September 30, 2001.

Foreign Currency

            The price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On August 30, 2001, the United States District Court rejected the motion of the State of Montana to dismiss the federal lawsuit of the Seven-Up Pete Venture and Canyon Resources to overturn the anti-mining initiative, I-137, or, alternatively, for a "takings" damage award for the value of the Venture's properties. The ruling recognizes the Ventures' right relative to eight of its nine claims against the State of Montana regarding I-137 for later pursuit in federal courts should the claims not be resolved favorably to the Venture in the state courts. On November 1, 2001, the Montana State District Court issued a ruling in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the Venture's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge and all of the takings claims.

      In October 2001, a plaintiff group, including members of the Shammel, Ruckman, and Harrell families (collectively "Plaintiffs"), filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Plaintiffs own property and operate ranching and farming enterprises downstream of the Kendall Mine. The Complaint alleges violation of water rights and other torts in connection with the operation of the Mine and seeks unspecified damages and punitive damages. The Company believes the Plaintiffs' allegations are completely without merit and that the Company will prevail in this matter.

ITEM 2. CHANGES IN SECURITIES

      On October 4, 2001, the Company issued 1,050,000 unregistered shares of its common stock in a transaction more fully described in Note 13 to the Interim Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q. The shares were issued to a single sophisticated investor in reliance upon the exemption provided by Section 4(2) under the Securities and Exchange Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................        None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS......        None

ITEM 5.   OTHER INFORMATION......................................        None

ITEM 6(a) EXHIBITS...............................................        None

ITEM 6(b) REPORTS ON FORM 8-K

      A report on Form 8-K was filed on October 9, 2001 in connection with the transaction described in Note 13 to the Interim Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CANYON RESOURCES CORPORATION



Date: November 12, 2001                       /s/ Gary C. Huber
                                              ----------------------------------
                                              Gary C. Huber
                                              Chief Financial Officer



Date: November 12, 2001                       /s/  Richard T. Phillips
                                              ----------------------------------
                                              Richard T. Phillips
                                              Treasurer