Form 10-K405
period 2001-12-31
CANYON RESOURCES CORP
filed 2002-04-01
CIK 739460

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 16,342,226 shares of the registrant's voting stock held by non-affiliates on March 1, 2002 was approximately $24,840,200.

At March 1, 2002, there were 16,596,689 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

                            Total Number of Pages: 71
                             Exhibit Index: Page 69
================================================================================

                          CANYON RESOURCES CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
------                                                                      ----

                                     PART I

1.      Business                                                              1
2.      Properties                                                            9
3.      Legal Proceedings                                                    23
4.      Submission of Matters to a Vote of Security Holders                  25


                                    PART II

5.      Market for Registrant's Common Equity and
              Related Stockholder Matters                                    26
6.      Selected Financial Data                                              27
7.      Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                      28
7(a)    Quantitative and Qualitative Disclosures about Market Risk           41
8.      Financial Statements                                                 42
9.      Changes In and Disagreements with Accountants                        66


                                   PART III

10.     Directors and Executive Officers of the Registrant                   67
11.     Executive Compensation                                               67
12.     Security Ownership of Certain Beneficial Owners and Management       67
13.     Certain Relationships and Related Transactions                       67


                                    PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K     68

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

GENERAL

         Canyon Resources Corporation, a Delaware corporation (the Company or Canyon), is a Colorado-based company, which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. The Company or Canyon is used herein to refer to all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation. (See organizational chart on next page.) Since 1986, the Company has been a reporting company. Its securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, the Company listed its shares for trading on The American Stock Exchange.

         The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.

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

         The organizational chart on the following page reflects the Company's legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/01.

ORGANIZATIONAL CHART


                                                    --------------------------------
                                                    |                              |
                                                    | CANYON RESOURCES CORPORATION |
                                                    |                              |
                                                    --------------------------------
                                                                        |
------------------------------------------------------------------------|
|                                                                       |
|             ----------------------                  -------------     |
|     100%    |     CR KENDALL     |    100%          |  KENDALL  |     | 36.125%(1)
|-------------|    CORPORATION     |------------------|   MINE    |     |
|             ----------------------                  -------------     |
|             ----------------------                  -------------     |
|     100%    |     JUDITH GOLD    |    100%          |  KENDALL  |     |
|-------------|     CORPORATION    |------------------|   LANDS   |     |
|             ----------------------                  -------------     |
|                                                                      -----------------            ------------------
|                                                      63.875%(1)      |   SEVEN-UP    |     100%   |  MCDONALD GOLD |
|                          |-------------------------------------------|  PETE VENTURE |------------|     PROJECT    |
|                          |                                           -----------------            ------------------
|             ----------------------
|     100%    |     CR MONTANA     |
|-------------|     CORPORATION    |-------------------|
|             ----------------------                   |
|             ----------------------              100% |
|             |    CR MINERALS     |        ----------------------
|     100%    |    CORPORATION     |        |  900,000 ACRES     |
|-------------|    (INACTIVE)      |        |  WESTERN MONTANA   |
|             ----------------------        ----------------------
|
|                       |----------------------- 100% -|-------------------------------- 100% --|
|                       |                              |                                        |
|             -------------------------     -------------------------              -----------------------------------
|---- 100% ---| CR BRIGGS CORPORATION |     |     BRIGGS MINE       |              | PANAMINT EXPLORATION PROPERTIES |
|             -------------------------     -------------------------              -----------------------------------
|             -------------------------               ----------------------------------
|     100%    | CR BRAZIL CORPORATION |          100% |CANYON MINERAOAO DO BRASIL LTDA.|
|-------------|      (INACTIVE)       |---------------|         (INACTIVE)             |
|             -------------------------               ----------------------------------
|
|                       |----------------------- 100% -|-------------- 100%(2)--|
|                       |                              |                        |
|             -----------------------     ------------------            --------------
|     100%    |  CR INTERNATIONAL   |     | ARROYA CASCADA |            | AEROPUERTO |
|-------------|     CORPORATION     |     |   (INACTIVE)   |            --------------
|             -----------------------     ------------------
|             -----------------------
|             |   CANYON RESOURCES  |
|     100%    |     (CHILE) S.A.    |
|-------------|      (INACTIVE)     |
|             -----------------------
|           -------------------------          ---------------
|           | CANYON DE PANAMA      |   100%   | SAN PEDRITO |
|     100%  |       S.A.            |----------| (INACTIVE)  |
|-----------|    (INACTIVE)         |          ---------------
|           -------------------------
|             -----------------------
|             |  CANYON RESOURCES   |
|     90%(3)  |   VENEZUELA C.A.    |
|-------------|    (INACTIVE)       |
|             -----------------------            -----------------
|                                                | MEGADO SERDO/ |
|             -----------------------            | MELEKA ABEBA  |
|             |  CANYON RESOURCES   |            |  PROPERTIES   |
|     90%(3)  |    AFRICA LTD.      |-- 100% ----|  (INACTIVE)   |
|-------------|    (INACTIVE)       |            -----------------
|             -----------------------
|             -----------------------
|             |  CANYON RESOURCES   |
|     90%(3)  |  TANZANIA LIMITED   |
|-------------|   (INACTIVE)        |
              -----------------------


1  Subject to provisions of a purchase agreement.
2  Subject to $2.42 million purchase agreement.
3  Subject to dilution by 10% owner after $5 million of expenditures.

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

         The Company is continually evaluating its properties and other properties, which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

         During 2001, the Briggs Mine, located in southeastern California, produced 96,141 ounces of gold and 28,177 ounces of silver, the mine's highest level of production in its five years of operations. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         During 2001, the Kendall Mine, located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, revegetation of waste-rock dump surfaces and development of a gravity irrigation system on downstream ranchland for ultimate utilization of water collected on the mine site.

         During 2001, all of the Company's revenues (gold and silver) were generated by its Briggs Mine in California. In addition, proceeds were realized on the sales of certain property interests in 2001. In 2002 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals. The Company also anticipates the sale of certain property interests in 2002.

FINANCING

         ASSET SALES

         On September 28, 1999, the Company sold a 4% net smelter return royalty interest in production from the mineral properties of the Seven-Up Pete Venture
(SPV) to Franco-Nevada Mining Corporation (Franco-Nevada) for $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. Should the SPV not be able to develop the mineral properties as a result of the anti-cyanide initiative, I-137, Franco-Nevada was to receive one-third of any proceeds received resulting from a successful takings lawsuit. (See "Development Properties - Seven-Up Pete Venture - Legal Status".) In July 2000, Franco-Nevada withdrew from all of its interests in the SPV and transferred back to the SPV is 4% net smelter return royalty and 1/3 of any property takings award, in exchange for the return of $1 million of the $3 million paid earlier by Franco-Nevada to SPV.

         EQUITY TRANSACTIONS

         In January 2001, the Company issued 200,000 shares of common stock to Crown Resources Corporation in connection with the acquisition of real property interests at the Kendall Mine.

         In October 2001, the Company issued 1,050,000 shares of common stock to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company's Briggs Mine, commencing April 1, 2001.

         During the period December 2001 through January 2002, the Company raised a total of $1.85 million ($1.65 million in 2001 and $0.2 million in 2002) through the sale of 2,127,016 shares of common stock.

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

         In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30, 1998. The liquidation resulted in proceeds of $11.1 million, which were used to prepay in full the cash loans then outstanding of $8.6 million.

         In August 1998, the loan facility was further restructured as follows:
(i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan; (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds which was used to pay off the credit line amount of $650,000 and further reduce the gold loan principal by 6,117 ounces); (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces.

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

         In March 2001, the loan facility was amended as follows: (i) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (ii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000 thereafter until the loans have been repaid in full; (iii) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and
(iv) the Company, by April 30, 2001, was required to establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

         During the fourth quarter of 2001, gold production from the Briggs Mine was lower than expected due primarily to lower tons of ore mined from the last remaining benches of the main pit. As a result, the mine's operating cash flow was such that scheduled debt payments of $825,000 were not made during the quarter. The Company obtained waivers for this amount until January 31, 2002, at which time a regularly scheduled payment of $275,000 was also due. On January 31, 2002, the Company made a payment of $100,000 against its then aggregate principal amount due of $1,100,000. In March 2002, the loan facility was amended to conform remaining principal payments with the mine's expected cash flows over the next two years. In addition, the Company has agreed to pre-pay principal with up to (i) 50% of any net proceeds realized from the contemplated sale of certain property interests and (ii) 50% of any net proceeds (as defined) in excess of $2,000,000 received in connection with the Company's lawsuit against the State of Montana.. The amendment also waived all existing matters of non-compliance and waived certain other financial, hedging, and performance based covenants through June 30, 2003, or repayment in full of the loans, whichever first occurs.

         The following table summarizes principal payments and weighted average interest rates on the loan facility:

===================================================================================
                                           2001           2000            1999
-----------------------------------------------------------------------------------
   Principal payments
       Gold loan
       o    Ounces                            -             -               26,623
       o    Monetized amount                  -             -          $10,331,100
       Cash loans                         $1,585,000        -          $   650,000

       Weighted average interest rates
            Gold loan                         -             -                2.5%
            Cash loans                        6.8%        8.9%               7.9%
===================================================================================

         LEASING ARRANGEMENTS

         In addition to the loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services (Caterpillar). The majority of the equipment leased initially had a 5-year term. During 1999, the Company and Caterpillar extended the lease an additional two years on certain equipment, which lowered the Company's lease costs in 2000 by approximately $0.5 million.

AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

         Gold mineralization is found in many countries and in many different geologic environments, and in most cases, is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, the Company believes that the expertise of its staff and its ability to rapidly evaluate and respond to opportunities allow it to compete effectively with many companies having far greater financial resources. In recent years the political environments in many countries of the world have become favorable to investment in the mining industry. The Company believes that, in particular, many of such countries in Latin America and Africa host favorable geologic conditions for the occurrence of sizeable gold deposits. For these reasons, the Company has expanded its exploration for gold, silver and other precious metals from the Western United States to several countries in Latin America and Africa.

         In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also, deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the McDonald gold deposit would have production costs close to or below the world-wide average for gold mines, if cyanide treatment is allowed in the state of Montana (See "Development Properties - Seven-Up Pete Venture - Legal Status".) There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is acquiring suitable mining prospects rather than marketing gold.

         The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamic of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $271 and $331 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company's practice has generally been to sell its minerals at spot prices, unless price hedging is required in connection with its loan facilities.

CUSTOMERS

         From 1999 through 2001, the Company sold its gold and silver production primarily to two precious metal buyers, NM Rothschild & Sons Limited and Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG). Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.


ENVIRONMENTAL MATTERS

         The exploration, development, and production programs conducted by the Company in the United States are subject to local, state, and federal regulations regarding environmental protection. Many of the Company's mining and exploration activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

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

         The Company has spent approximately $7.4 million on reclamation and closure activities at the Kendall Mine through December 31, 2001, and expects to spend an additional $1.7 million through mine closure. At December 31, 2001, the Company has fully accrued for its remaining anticipated expenditures. The Company has maintained a $1.9 million bond with the Montana Department of Environmental Quality (DEQ) to ensure appropriate reclamation. In October 1999, the DEQ issued a determination notice for an increase in the bond amount to $8.1 million. In August 2000, the DEQ further revised the bond amount to $14.2 million, and ordered that the leach pads be recontoured, capped, and top-soiled by the end of 2000. The Company believes that the $8.1 and $14.2 million bond amounts are inappropriate and has appealed the actions of the DEQ. In November 2000, the DEQ declared the CR Kendall was in default of its reclamation obligations at the Kendall site and ordered the $1.9 million bond forfeited. In February 2001, CR Kendall entered into an agreement with the DEQ under which (i) the underlying cash of $1.9 million supporting the bond was transferred to an interest bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ order declaring a default and forfeiture of the reclamation bond was withdrawn, and, (iii) the appeals regarding bond amounts were stayed. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ's decision. The Company's estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

         The Briggs Mine operates under a number of permits issued by state, local and federal agencies. Moreover, the Company was required to post a $3.03 million reclamation bond to ensure appropriate reclamation and a $1.01 million bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. The Company also maintains a $0.144 million reclamation bond for exploration at the Briggs Mine. Surety bonds at the Briggs Mine are partially collateralized as follows: (i) $0.147 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, and is in discussions with the Surety to reschedule the deposit requirements.

         The Seven-Up Pete Venture (SPV) has a $0.5 million exploration reclamation bond supported by Franco-Nevada Mining Corporation. SPV has agreed to replace this reclamation bond on or before October 20, 2002.

         Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in "Item 2 - Properties."

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

EMPLOYEES

         As of March 1, 2002, the Company and its wholly-owned subsidiaries employed 91 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

SEASONALITY

         Seasonality does not currently have a material impact on the Company's operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT CONTRACTS

         Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.  PROPERTIES

         The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 2001. More detailed information regarding each of these properties is provided in the text that follows.

                          CANYON RESOURCES CORPORATION
                            PROPERTIES AS OF 12/31/01

================================================================================================================================
                                                                                             DEVELOPMENT
                                                                 DATE        ACQUISITION   CAPITAL TO MAKE  ANTICIPATED TIME OF
                                                               INTEREST        COST OF        PROPERTY        COMMENCEMENT OF
      PROPERTY         INTEREST       NATURE OF INTEREST       ACQUIRED      INTEREST(1)     OPERATIONAL         OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
PRODUCTION PROPERTIES
   Briggs Mine           100%     Unpatented mining claims       1990      $7.7 million      $42.2 million     In production
--------------------------------------------------------------------------------------------------------------------------------
  Kendall Mine           100%     Fee land                   1987, 1990,   $15.4 million     $1.6 million      In reclamation
                                                                 2001
--------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT PROPERTIES
  Seven-Up Pete          100%     Mineral leases              1990, 1997   $10.2 million(3)  $225 million      Unknown(4)
  Venture                                                                                      (estimated)
--------------------------------------------------------------------------------------------------------------------------------
EXPLORATION PROPERTIES
  Panamint               100%     Unpatented mining claims       1990      $0.3 million      Unknown           Unknown
  Range
--------------------------------------------------------------------------------------------------------------------------------
  Montana                100%     Mainly fee mineral rights      1990      $2.1 million      Unknown           Unknown
  900,000 acres
--------------------------------------------------------------------------------------------------------------------------------
  Arroya Cascada
  (Argentina)            100%     Mineral license                1994      Nil               Unknown           Unknown
--------------------------------------------------------------------------------------------------------------------------------
  Other Argentine        100%(2)  Mineral claims (Cateos)        1994      Nil               Unknown           Unknown
  properties
--------------------------------------------------------------------------------------------------------------------------------
  San Pedrito
  (Panama)               100%     Mineral concession             1995      Nil               Unknown           Unknown
--------------------------------------------------------------------------------------------------------------------------------
  Ethiopian              90%(2)   Exploration licenses        1995-1996    Nil               Unknown           Unknown
  Properties
================================================================================================================================

(1)    Net to Canyon's interest in the property.
(2)    Subject to joint-venture or purchase provisions.
(3) To date - an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.
(4) See discussion at "Development Properties - Seven-Up Pete Venture - Legal Status."


PRODUCTION PROPERTIES

BRIGGS PROJECT

         General

         The Briggs project, located on the west side of the Panamint Range near Death Valley, California, was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo

County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns or controls, through leasehold interests, 100% of the Briggs Mine, subject to a 3% net smelter returns royalty on gold produced from April 1, 2001 onward in excess of 175,000 ounces.

         Briggs' holdings include 541 unpatented mining claims and 2 patented mining claims that comprise an area of approximately 10,800 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. The Company's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

         Operations

         The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. During the past five years, the ore has been crushed in three stages to a minus 1/4 inch size and conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into dore bars on site. The Company increased the initial design production rate to approximately 85,000 ounces per year in 1999.

         The Briggs Mine was constructed in 1996 and, to date, has produced 419,932 ounces of gold and 117,448 ounces of silver. Since 1996, a total of 58.0 million tons of rock have been mined by open-pit methods, including 37.8 million tons of waste. Of the 20.2 million tons of ore mined, 18.3 million tons have been crushed and, along with 1.9 million tons of run-of-mine ore, have been placed on the leach pad. A total of 585,398 ounces of gold has been placed on the leach pad during this period. Recoverable ounces in leach-pad inventory at December 31, 2001, were 34,854 ounces of gold.

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

         During 2001, a total of 11.5 million tons of waste and ore was open-pit mined from the main Briggs, North Briggs, and Goldtooth deposits. Ore crushed and placed on leach pad totaled 3.4 million tons with an average grade of 0.036 opt gold. In addition, 0.3 million tons of lower grade (0.023 opt gold) ore were placed on pad without crushing, as run-of-mine ore. A total of 137,797 ounces of gold contained in ores was placed on the leach pad during the year. Included in these totals are 21,700 tons of rock from the underground development workings (both ore and subore) with an average grade of 0.193 opt gold. The Briggs Mine produced 96,141 ounces of gold and 28,177 ounces of silver in 2001.

         During 2001, mining of ore continued from the main Briggs pit and was commenced from the North Briggs and Goldtooth deposits. In addition, underground development work was started in the high-grade (greater than 0.20 opt gold) zone of the eastern portion of the North Briggs deposit. An expansion of the capacity of the leach pad by 4.5 million tons was constructed, bringing the total pad capacity to 22.7 million tons. In addition, a pad recirculation system was installed in 2001, whereby barrens solution is applied first to previously leached areas of the pad and then applied to fresh ore. This technique is used to accelerate recovery of residual gold inventory from earlier ores placed on the leach pad.

         Underground development work by an underground mining contractor began in October 2001 on a 10- to 20-foot thick, high-grade (greater than 0.20 opt gold) zone of the North Briggs deposit, with portal access from the high wall at the eastern edge of the North Briggs open pit. Through February 2002, a total of 2,500 linear feet of a 15 foot by 15 foot (cross section) working has been driven within the high-grade ore bed. Two portal entrances have been constructed, allowing continuous ventilation to the underground workings necessary for commencement of multiple face mining. The workings and drilling have defined continuity of the high-grade bed, with an average thickness of approximately 15 feet, over an area of 550 feet by 240 feet. The Company estimates that the mineralized bed within the sampled area contains approximately 140,000 tons of ore with an average grade of 0.25 opt gold, containing 35,000 ounces of gold, of which some has already been mined in the development drifting. The high-grade mineralization extends beyond the area of surface drilling and to the eastern-most extent of the underground workings, affording the opportunity for expansion of the reserves with additional underground work.

         Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS

=============================================================================================================================
                                                  2001             2000            1999             1998            1997
-----------------------------------------------------------------------------------------------------------------------------
PRODUCTION

Open-Pit Mining
   Tons mined (waste and ore)                  11,512,450       11,380,100       9,786,652       10,479,800       9,321,500
   Tons ore mined (crusher ore)                 3,383,700        3,586,200       4,280,000        3,395,700       2,845,300
   Gold grade of crusher ore (oz/ton)               0.036            0.025           0.028            0.030           0.033
   Tons run-of-mine ore                           302,100          532,700         903,100          181,900              --
   Strip ratio (tons waste/tons ore)                2.1:1            1.8:1           0.9:1            1.9:1           2.3:1
Underground Mining
   Tons mined                                      21,700
   Gold grade (oz/ton)                              0.193

Gold  production (oz)                              96,141           86,621          86,669           80,316          66,769
Silver production (oz)                             28,177           23,220          24,044           22,138          19,215
Recoverable gold inventory (oz)                    34,854           28,401          38,164           25,170          23,899

FINANCIAL
   Ounces of gold sold                             97,443           87,397          83,565           79,303          68,436
   Average gold price realized                       $289             $397            $370             $375            $401
   Revenue from mine operations               $28,126,000      $34,726,300     $30,904,500      $29,773,400     $27,491,500
   Cash operating cost per ore ton
     mined                                          $6.06            $5.66           $4.41            $6.16           $6.27
   Cash operating cost per ounce (1)                 $231             $267            $275             $278            $290
   Total production cost per ounce (1)               $319             $388            $369             $368            $383
   Operating earnings (loss) (2) (3)          ($3,446,200)        $823,300         $27,300         $540,500        $882,900
   Capital expenditures (3)                    $3,488,300       $1,891,300         $44,200         $203,100      $3,141,600
=============================================================================================================================

     (1)  As calculated under The Gold Institute's Production Cost Standard.
     (2) Prior to asset write-down, interest income (expense) and other non-operating items.
     (3) Excludes exploration and development drilling and permitting costs for reserve expansion.

     Proven and probable reserves for the Briggs Mine as calculated by the Company at a gold price of $300 per ounce are shown on the following table.

            ==========================================================
                 RESERVES (01/01/02)

                   Tons ore                              3,222,200
                   Grade, ounce per ton                      0.049
                   Contained gold ounces                   157,640
                   Recoverable gold ounces*                144,687
            ==========================================================

     * Includes 34,854 ounces of recoverable gold in leach pad and plant inventory.

     Environmental Regulation

     The Briggs Mine operates under the requirements of the following permits and agencies: 1) Plan of Operations, U.S. Bureau of Land Management; 2) Mining and Reclamation Plan, Inyo County; 3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; 4) Permits to Operate, Great Basin Unified Air Pollution Control District; and 5) Section 404 Dredge and Fill Permit, Army Corps of Engineers. In January 2000, the Briggs Mine obtained an amendment to its operating permit that allows mining of the North Briggs and Goldtooth deposits. The amendment was obtained through an Environmental Assessment conducted by the U.S. Bureau of Land Management and an equivalent document approved by the Inyo County Planning

Commission. In December 2000, the Briggs Mine obtained an amendment which allows increase of the leach pad total height to 190 feet, from the previous limit of 150 feet, approved by the U.S. Bureau of Land Management, the Inyo County Planning Commission, and Lahontan Regional Water Quality Board. The permits issued to date are adequate for all mine operations involving currently identified mineable reserves in the Briggs deposit.

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

         During 2000, the Company advanced investigation and planning for the beneficial use of site waters in irrigation of down-drainage ranchlands. A detailed proposal of such a plan was submitted to the Montana Department of Environmental Quality in March 2001. If approved by the DEQ, this plan, instead of the biocell installation, would be implemented in 2002.

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

         The DEQ has issued a Notice of Violation and Administrative order to CR Kendall for alleged water quality violations for the period from September 1, 1996 through October 31, 1997. (See "Item 3 - Legal Proceedings".)

         The DEQ has required that the Company maintain a $1,869,000 reclamation bond to ensure appropriate reclamation at the Kendall minesite. In October 1999, the DEQ issued a determination notice for an increase in the bond amount to $8.1 million. In August 2000, the DEQ further revised the bond amount to $14.2 million, and ordered that the leach pads be recontoured, capped, and top-soiled by the end of 2000. The Company believes that the $8.1 and $14.2 million bond amounts are inappropriate and appealed the actions of the DEQ.

         In November 2000, the DEQ declared that CR Kendall was in default of its reclamation obligations at the Kendall site and ordered the $1.9 million bond forfeited. In February 2001, CR Kendall entered into an agreement with the DEQ under which (i) the underlying cash of $1,869,000 supporting the Kendall reclamation bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ order declaring a default and forfeiture of the reclamation bond was withdrawn, and
(iii) the appeals regarding bond amounts were stayed. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with respect to the DEQ's decision.

         Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall minesite. The Company's reclamation and closure expenditures in 2001 were approximately $0.5 million, primarily related to treatment and disposal of process water, capture and treatment of waste rock dump seepage, improved drainage and sediment controls, and investigation of the beneficial use irrigation system. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of long term water management system.

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

DEVELOPMENT PROPERTIES

SEVEN-UP PETE VENTURE

         General

         Prior to September 25, 1997, through its wholly-owned subsidiary, CR Montana Corporation (CR Montana), the Company owned a 27.75% interest in the Seven-Up Pete Venture (SPV) which includes the Seven-Up Pete gold deposit, the McDonald gold deposit, and the Keep Cool exploration property. Phelps Dodge Mining Company, a subsidiary of Phelps Dodge Corporation (Phelps Dodge), was the operator of the SPV.

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

         In September 1999, the SPV obtained $3.5 million in funding from Franco-Nevada Mining Corporation. The funding was in the form of $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. For providing the funding, Franco-Nevada was to receive a 4% net smelter return royalty from any mineral production from properties of the SPV or, alternatively, one-third of any proceeds received by the SPV resulting from any takings lawsuit. (See "Legal Status" below.)

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

         In 1993, Davy International completed a Feasibility Study that indicated that 205.1 million tons of the McDonald deposit, with an average grade of 0.025 opt and containing 5.2 million ounces of gold, could be mined economically (at a gold price of $375/oz.) in an open-pit, heap-leaching operation. The study indicated that mining and crushing of 121 million tons of ore above a 0.016 opt cutoff grade (with an average grade of 0.034 opt) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade ore (averaging 0.012 opt) could, with an expected average 72% recovery of the contained gold, produce approximately 300,000 ounces of gold per year over a 12-year mine life. The expected waste-to-ore ratio would be 2.1:1. Initial capital costs for the project, including pre-production stripping, were expected to be approximately $188 million. Operating costs, including royalty, severance and property taxes, and reclamation reserve, were expected to be approximately $231 per ounce of gold produced.

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

         In late 1997, and again in late 2001, Canyon undertook a complete remodeling of the McDonald gold deposit, with all of the drill data. In the remodeling work, samples from every five-foot interval of all of the drillholes were re-examined. The remodeling indicates that the McDonald gold deposit contains 10.0 million ounces of gold and 54.1 million ounces of silver, averaging 0.020 opt gold and 0.105 opt silver, using a cutoff grade of 0.006 opt gold; including 6.9 million ounces of gold and 31.1 million ounces of silver, averaging 0.034 opt gold and 0.152 opt silver, using a cutoff grade of 0.016 opt; including 5.9 million ounces of gold, averaging 0.041 opt gold, using a cutoff grade of 0.020 opt gold.

                             MCDONALD GOLD DEPOSIT
                               MINERAL INVENTORY

===========================================================================================
                                                                   Contained Ounces
                                                                      (thousands)
-------------------------------------------------------------------------------------------
            Cut Off
             Grade         Tons         Grade          Grade
           (opt gold)   (millions)    (opt gold)   (opt silver)     Gold        Silver
-------------------------------------------------------------------------------------------
             0.006        514.5         0.020          0.105       10,032       54,121
             0.008        448.6         0.021          0.111        9,600       49,928
             0.012        300.6         0.027          0.131        8,236       39,437
             0.016        204.5         0.034          0.152        6,934       31,109
             0.020        144.8         0.041          0.173        5,909       25,071
             0.025        100.7         0.049          0.200        4,943       20,084
             0.035         54.8         0.066          0.252        3,621       13,810
             0.050         26.8         0.092          0.325        2,476        8,697
             0.100          7.0         0.167          0.505        1,172        3,539
===========================================================================================

         In late 2001, the Company commenced a redesign of the McDonald Gold Project to integrate the results of additional metallurgical and drilling data, the lower gold price, and information obtained from public hearings on the Plan of Operations submitted in 1994, all changed conditions since the 1993 Davy International Feasibility Study. These factors were combined with the objective of producing a redesign which could obtain lower capital and operating costs.

         The resulting redesign of the McDonald Gold Project, conducted by the Company's engineering staff (at a $275/oz gold price), has produced a pre-feasibility study for an open-pit mining operation at an average production rate of 80 million tons of rock (ore plus waste) per year and run-of-mine (non-crushing) treatment of the average of 30 million tons of ore per year on a dedicated leach pad with in-pad solution storage. The redesign integrates the following environmental advantages over the 1993 design:

         - no facilities located on the alluvial valley of the Blackfoot River
         - in-pad solution storage, therefore, no open ponds
         - no relocation of State Highway 200 -mine buildings and facilities located out of sight and away from the highway
         - waste rock dumps lined for fluid containment

         Canyon's redesign pre-feasibility projects that gold and silver can be produced profitably from the McDonald deposit at a $275/oz gold price. At that gold price, with the run-of-mine ore treatment design, approximately 7.0 million ounces of gold and 38.9 million ounces of silver would be mined, with the production of approximately 4.7 million ounces of gold and 10.8 million ounces of silver over a 12-year period. Under this mine design, mining and direct loading of run-of-mine ore on leach pad of 313.5 million tons of ore with an average grade of 0.0224 opt gold and 0.124 opt silver would produce approximately 400,000 ounces of gold and 900,000 ounces of silver per year over the mine life. Total waste tonnage over the mine life is 453.2 million tons, or a 1.45:1 strip ratio. Total operating costs, including a five percent royalty, for the $275/oz gold price mine plan, are estimated at $162 per ounce. Total costs, including initial and ongoing capital and reclamation costs, are estimated at $210 per ounce.

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

         In 1994, the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana Department of Environmental Quality (DEQ) in November 1994. The DEQ declared the application complete in 1996 and was preparing an Environmental Impact Statement (EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the U.S. Army Corps of Engineers (COE) as co-lead agencies.

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

         Seven-Up Pete Property

         Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the Seven-Up Pete property. By 1993, the total drilling on the property was 378 holes for 159,410 feet of drilling. A draft Preliminary Feasibility Study was completed in January 1993, updating an earlier 1991 study. The 1993 Preliminary Feasibility Study indicates that the Seven-Up Pete gold deposit contains 10.3 million tons of mineralized rock with an average grade of 0.058 ounce of gold per ton.

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

         There are no current plans to develop the Seven-Up Pete deposit at this time, in that I-137 is in effect. Prior to its development at any time in the future, an Environmental Impact Statement for Seven-Up Pete would have to be prepared, which would consider the cumulative impact of simultaneous operation of this property and the McDonald operation.

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

BRIGGS/PANAMINT PROPERTIES

         Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 10,800 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 10 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. (See "Item 2 - Properties - Briggs Project - Development" for a discussion of Goldtooth and North Briggs). In 1991, considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994, the WSA designation was removed from the entire claim block.

         The last holes drilled in the greater Briggs area in 1997 were ore holes drilled at North Briggs. The mineralized feeder zone at North Briggs has not yet been located. There is a strong opportunity that the mineralization at North Briggs was introduced along the same vertical feeder structures that introduced the mineralization to the south at the Briggs and Goldtooth deposits. Thus, the first priority exploration target in the Panamint District is to test offsets to the north and east at North Briggs. The Company plans to continue underground drifting on the high-grade zone (greater than 0.20 opt) of the North Briggs deposit.

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

MONTANA PROPERTIES

         In February 2002, the Company retained Sheldon Good & Company to develop an auction strategy to auction and sell Canyon's nearly million acres of mineral rights and fee lands in western Montana. The fee mineral rights underlie surface rights owned by other parties. The lands and mineral rights are comprised primarily of lands assembled in the early 1900s by The Anaconda Company for their timber and mineral potential. The lands occur in fourteen counties in the mountainous terrain west of the Continental Divide, with most of the lands being located within fifty miles east and west of Missoula, extending to the Idaho State line, and within sixty miles west of Kalispell in northwestern Montana. The mineral rights and fee lands contain many known occurrences of gold, silver, copper, barite, phosphate, and other mineral commodities.

         Sheldon Good and Company sees interest in the mineral rights coming from timber companies, mining companies, conservation groups, the general investment community, and individual landowners. The auction is tentatively scheduled to be held in late spring or early summer of 2002.

LATIN AMERICAN EXPLORATION

         Argentina

         In July 1997, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Aeropuerto property. The agreement initially required Minera to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. In 1998, the purchase terms were modified to lower the payments in the first three years, but increase the total purchase price to $2.42 million. Minera, at any time, upon proper notice, may terminate the agreement and its then remaining obligations, and relinquish its interest in the property. Through 2001, CRIC has received payments totaling approximately $0.6 million under the agreement. The Aeropuerto property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property being actively explored by Brancote Holdings PLC.

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

         Because the Company believes that it has established the existence of valuable mineral deposits in certain of its properties, and has maintained and improved the claims in the manner required by law, it has sought to enhance its rights in those properties by seeking issuance of mineral patents. In July of 1992, the Company caused four applications for mineral patent for the 20 lode mining claims comprising the then-known ore reserves at the Briggs property to be filed with the California Sate Office of the Bureau of Land Management (BLM). On October 1, 1994, while the patent applications were pending, Congress imposed a moratorium on accepting and processing mineral patent applications within the Department of the Interior. Under the terms of the moratorium (as interpreted by the Secretary of the Interior), and solely as a result of the inaction of the California State Office prior to the time the moratorium became effective, the Secretary considers the applications not to be exempt from the moratorium, and therefore, will not allow them to be processed while the moratorium remains in effect.

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

         For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress, which would supplant or alter the provisions of the Mining Law of 1872. As of March 1, 2002, no such bills have passed. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such claims and the economics of existing operating mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation.

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

         Foreign Mineral Properties

         In the countries outside the United States where the Company is operating, the rights to minerals are vested with the government. Mineral rights are granted by the government through concessions, licenses or leases. Often, the earliest stage work is conducted under Reconnaissance or Prospecting Permits, which have a duration of one to two years and cover large areas. Exploration Licenses or Concessions often will involve a considerably smaller area and will have a duration of one to three years, often with the right to extend for one or two additional years with a reduction of the size of the area with each renewal. Exploration Licenses usually contain the right to convert to a Mining License or Concession provided the Licensee adheres to the terms of the Exploration License and has defined an economic mineral deposit. Mining Licenses are generally for a term of 10 to 20 years or longer or for the economic life of the deposit. Usually the Licensee must considerably reduce the size of the area held when converting from an Exploration License to a Mining License.

         Mineral Licenses generally have a land rental charge, which varies from a few cents to several dollars per hectare per year and increases from Prospecting to Exploration to Mining Licenses. Some countries have no royalty provisions on production from Mining Licenses, whereas others will charge royalties varying from 1-5% of the value of the minerals produced. Several countries require a free carried interest in a mining operation at levels of 10-20% equity participation, although most countries in which the Company is working do not. A number of countries charge a tax of 10-20% on dividends, which are remitted outside the country. Income tax rates vary from 30-40% in the countries in which the Company is working. In several countries, the sole benefit, outside of land rental, that the country derives from Mining Licenses, is through collection of income tax.

LEASED PROPERTY

         The Company leases approximately 2,567 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2004. Rent is presently $3,900 per month. The Company maintains storage and/or facilities in Lincoln, Montana, and Ridgecrest, California, on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         CR KENDALL - WATER RIGHTS LAWSUIT

         In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

         CR KENDALL - WATER QUALITY NOTICE OF VIOLATION

         On September 23, 1998, the DEQ issued a Notice of Violation and Administrative Order alleging certain violations of Montana water quality laws. DEQ proposed a penalty of $330,000 (later modified to $302,000) in connection with the alleged violations. The DEQ subsequently filed a legal action in Montana District Court for collection of the penalty. In September 2001, a settlement was reached which calls for the DEQ to drop its lawsuit regarding the Notice of Violation and for the Company to pay a penalty of $132,000, 10% in cash and the balance in transfer of mineral rights on certain lands to be selected by a State agency. The cash payment and transfer of mineral rights is expected to be concluded in 2002.

         MCDONALD GOLD PROJECT - MONTANA DEPARTMENT OF NATURAL RESOURCES METALIFEROUS MINERAL LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-cyanide initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company has initiated judicial review of the agency decision and has added the judicial review to its lawsuit against the Sate of Montana, described below. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the Governmental impediment is resolved.

         SEVEN-UP PETE VENTURE - I-137 LAWSUIT

         On November 3, 1998, an anti-cyanide mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the Seven-Up Pete Venture (SPV) to a standstill. This law bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

         In April 2000, the SPV filed two lawsuits against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law;
(ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the Venture's substantive due process claim but, as requested by the Venture, ruled that the remainder of the Venture's claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the Venture's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. The Company's legal counsel believes the claims asserted by the Venture are meritorious and that the Venture is likely to prevail in its lawsuit.

         The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid, an action which the SPV has asked the court, in the same lawsuit, to overturn.

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

         No matters were brought to a vote of security holders in the last quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low prices for the Company's common stock during 2001 and 2000.

              ==================================================
                                            COMMON STOCK
              --------------------------------------------------
                          2001           High           Low
                                         ----           ---
                Fourth Quarter           $1.24         $0.92
                Third Quarter            $1.25         $0.91
                Second Quarter           $1.38         $0.90
                First Quarter            $1.32         $0.87

                          2000
                Fourth Quarter           $1.44         $0.81
                Third Quarter            $1.19         $0.75
                Second Quarter           $1.50         $0.69
                First Quarter            $2.00(1)      $0.75(1)
              ==================================================

         (1) Restated to give effect to the Company's March 24, 2000 1/4 reverse split of common stock.

         On March 1, 2002, the high and low prices for the Company's common stock were $1.60 and $1.49, respectively.

         As of March 1, 2002, there were approximately 1,287 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 5,300.

         As of March 1, 2002, there were outstanding 16,596,689 shares of common stock and 682,125 employee and non-qualified stock options to purchase common stock.

DIVIDENDS

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly-owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company has agreed to maintain a minimum tangible net worth threshold which could restrict the payment of dividends where such payment would result in a failure to maintain such levels. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

ISSUES OF UNREGISTERED SECURITIES

         In January 2001, the Company issued 200,000 shares of its $0.01 par value common stock to Crown Resources Corporation in connection with the acquisition of real property interests at the Kendall Mine. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

         During the period December 2001 through January 2002, the Company issued 2,127,016 shares of its $0.01 par value common stock in a private placement transaction which raised $1.85 million. The shares were issued only to accredited investors pursuant to the exemption from registration provided by
Section 4(2) of the Securities and Exchange Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years.

====================================================================================================================
                                                                      December 31,
                                    --------------------------------------------------------------------------------

                                          2001           2000             1999           1998              1997
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATED BALANCE
Working Capital                       $   457,500    $    81,200     ($ 2,008,000)  ($14,336,000)     $  2,581,200
Current Assets                          9,074,000     10,004,900       11,650,900     13,583,900        13,514,300
Total Assets                           48,479,200     51,521,500(1)    71,231,200     81,871,700        97,282,100
Current Liabilities                     8,616,500      9,923,700       13,658,900     27,919,900        10,933,100
Long-term Obligations                   6,492,400      7,282,000       11,937,700      8,652,900        31,310,500
Total Liabilities                      15,108,900     17,205,700       25,596,600     36,572,800        42,243,600
Common Stockholders' Equity            33,370,300     34,315,800       45,634,600     45,298,900        55,038,500
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATED STATEMENTS
OF OPERATIONS
Sales                                  28,126,000    $34,726,300      $30,904,500    $35,246,600       $28,890,300
Income (Loss)
Before
   Extraordinary Items and
   Cumulative Effect of Changes
   in Accounting Principles            (5,740,100)   (12,072,800)         203,500     (2,849,300)       (5,022,300)
Net Income (Loss)                      (5,740,100)   (12,072,800)(1)      203,500    (12,058,900)(2)    (5,022,300)
Net Income (Loss) Per Share 3
  Basic and Diluted 4                       (0.42)         (1.03)            0.02          (1.04)            (0.52)
====================================================================================================================

     (1) The Company wrote-down the carrying value of its Briggs Mine assets to fair market value in 2000. See Note 8 to Consolidated Financial Statements.
     (2) The Company changed its methods of accounting for exploration costs on unproven properties and accounting for costs of start-up activities in 1998.
     (3) Per share amounts in 1999, 1998, and 1997 have been restated to give effect to the Company's March 24, 2000 1/4 reverse split.
     (4) Potential common shares had no effect on per share amounts in 1999 and would be antidilutive during 2001, 2000, 1998, and 1997, respectively, as the Company recorded net losses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on Form 10-K. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

         At least annually, the Company estimates its ore reserves at its producing properties. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. The Company uses its ore reserve estimates in determining the unit basis for mine depreciation and closure rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items.

         The Company must estimate reclamation and site closure obligations well in advance of actual activities. Estimates are based primarily on environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation. As additional information is obtained, revised estimates for producing operations are applied prospectively while revisions to estimates for operations already in the reclamation phase are reflected in net income in the period in which the revisions occur.

         The Company utilizes derivative instruments to mitigate gold price risk for its operations. These transactions are accounted for in accordance with authoritative guidelines, and require the Company to estimate fair values of its derivatives at each reporting date. The unrealized gains and losses resulting from the calculations are included in net income currently, and can result in significant swings from one reporting period to the next depending on the then market price of gold.

         The Company must use significant judgment in assessing its ability to generate future taxable income to realize the benefit of its deferred tax assets, which are principally in the form of net operating loss carryforwards and in applying a valuation allowance to all or part of these deferred tax assets using a "more likely than not" criterion.

         The Company is subject to litigation as the result of its business operations and transactions. The Company utilizes external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from the Company's estimates, or additional facts and circumstances cause the Company to revise its estimates, net income will be affected.

         RESULTS OF OPERATIONS

         2001 COMPARED TO 2000

         The Company recorded a net loss of $5,740,100, or $0.42 per share, on revenues of $28,126,000 in 2001. This compares to a net loss of $12,072,800, or $1.03 per share, on revenues of $34,726,300 in 2000. The 2000 results include a charge of $11 million in connection with a write-down of the Briggs Mine assets to fair market value.

         During 2001, the Company sold 97,443 ounces of gold and 26,800 ounces of silver at an average realized price of $289 per equivalent gold ounce. During 2000, the Company sold 87,397 ounces of gold and 23,500 ounces of silver at an average realized price of $397 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $271 per ounce in 2001 and $279 per ounce in 2000. All of the Company's revenues in 2001 and 2000 were from domestic activities.

         The following table summarizes the Company's gold deliveries and revenues in 2001 and 2000.

==================================================================================================
                                            2001                              2000
                         -------------------------------------------------------------------------
                                           AVERAGE                            AVERAGE
                                GOLD        PRICE      REVENUE      GOLD       PRICE      REVENUE
                               OUNCES      PER OZ.     $000'S      OUNCES     PER OZ.     $000'S
--------------------------------------------------------------------------------------------------
  Deliveries
     Forwards                  22,900       $280       $ 6,409     55,300       $309      $17,081
     Spot sales                74,543       $270        20,096     32,097       $284        9,110
     Deferred income                -          -         1,505          -          -        8,421
                               ------                  -------     ------                 -------
                               97,443       $287        28,010     87,397       $396       34,612

  Other transactions
     Silver proceeds                -                      116          -                     114
                               ------                  -------     ------                 -------
                               97,443       $289       $28,126     87,397       $397      $34,726
==================================================================================================

         Cost of sales was $23.2 million in 2001 compared to $24.3 million in 2000. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

               ====================================================
                                                     PER OUNCE
               ----------------------------------------------------
                                                 2001        2000
               ----------------------------------------------------
               Cash Operating Cost (1)           $231        $267
               Total Cash Costs (2)              $232        $272
               Total Production Costs (3)        $319        $388
               ====================================================

     (1) As per cost of sales description above, excluding royalties and accruals for site reclamation.
     (2)  Cash operating cost plus royalties.
     (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Cash costs per ounce were lower in 2001 due to higher gold production from higher grades of ore mined.

         Depreciation, depletion, and amortization was lower in 2001 due to a writedown of the carrying value of the Briggs Mine assets at December 31, 2000.

         Selling, general, and administration expenses were higher in 2001 due primarily to the settlement of a water quality matter at the Company's Kendall Mine in Montana.

         Interest income was lower in 2001 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.


         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment in other comprehensive income. In addition, approximately $2.8 million of deferred income arising from the deferral of gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues on the Statement of Operations. During the second quarter of 2001, the Company entered into additional floating rate forward contracts and, at December 31, 2001, had outstanding contracts on 51,600 ounces of gold at an average price of approximately $268 per ounce. The fair market value of the forward contracts was approximately $0.6 million less than contractual amounts. The unrealized mark-to-market loss is shown as a separate line item in the other income (expense) section on the Statement of Operations.

         During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of approximately $0.2 million. This amount is included in other income on the Statement of Operations.

         The Company recognized gains of $0.3 million in 2001 and $0.1 million in each prior year in connection with the sale of a foreign exploration property.

         During the fourth quarter of 2000, the Company recorded an impairment loss of $11 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company's forecast for a lower gold price than was estimated in prior periods; and (ii) the Company's minimal hedge position relative to remaining reserves.

         There was no current or deferred provision for income taxes during 2001 or 2000. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 2001 or 2000 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Inflation did not have a material impact on operations in 2001 or 2000. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

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

         The following table summarizes the Company's gold deliveries and revenues in 2000 and 1999.

===================================================================================================
                                       2000                                    1999
                     ------------------------------------------------------------------------------
                                      AVERAGE                                  AVERAGE
                           GOLD        PRICE        REVENUE        GOLD         PRICE      REVENUE
                          OUNCES      PER OZ.       $000'S        OUNCES       PER OZ.     $000'S
---------------------------------------------------------------------------------------------------
 Deliveries
   Forwards               55,300       $309         $17,081       62,800         $307      $19,276
   Spot sales             32,097       $284           9,110       20,765         $295        6,115
   Deferred income             -          -           8,421            -            -        5,391
                          ------                    -------       ------                   -------
                          87,397       $396          34,612       83,565         $368       30,782

Other transactions
   Silver proceeds             -                        114            -                       123
                          ------                    -------       ------                   -------
                          87,397       $397         $34,726       83,565         $370      $30,905
===================================================================================================

         Cost of sales was $24.3 million in 2000 compared to $23.9 million in 1999. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

               ====================================================
                                                     PER OUNCE
               ----------------------------------------------------
                                                 2001        2000
               ----------------------------------------------------
                 Cash Operating Cost (1)          $267       $275
                 Total Cash Costs (2)             $272       $281
                 Total Production Costs (3)       $388       $369
               ====================================================

         (1) As per cost of sales description above, excluding royalties and accruals for site reclamation
         (2)      Cash operating cost plus royalties.
         (3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Depreciation, depletion, and amortization was higher in 2000 due to a higher units-of-production rate on ounces sold from the Briggs Mine.

         Selling, general, and administration expenses were lower in 2000 due to reduced corporate overhead and exploration costs were lower due to reduced levels of activity.

         During the fourth quarter of 2000, the Company recorded an impairment loss of $11.0 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company's forecast for a lower gold price than was estimated in prior periods; and (ii) the Company's minimal hedge position relative to remaining reserves.

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

LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY:

During the fourth quarter of 2001, gold production from the Briggs Mine was lower than expected due primarily to lower tons of ore mined from the last remaining benches of the main pit. As a result, the mine's operating cash flow was such that scheduled debt payments of $825,000 were not made during the quarter. The Company obtained waivers for this amount until January 31, 2002, at which time a regularly scheduled payment of $275,000 was also due. On January 31, 2002, the Company made a payment of $100,000 against its then aggregate principal amount due of $1,100,000. In March 2002, the loan facility was amended as follows: (i) the amortization schedule was revised to include scheduled principal payments of $100,000 each month January 2002 through June 2002, a principal payment of $275,000 in July 2002, principal payments of $100,000 each month August 2002 through November 2002, a principal payment of $400,000 in December 2002 and varying monthly principal payments thereafter through June 2003; (ii) the Company has agreed to pre-pay principal with up to (a) 50% of any net proceeds realized from the contemplated sale of certain property interests and (b) 50% of any net proceeds (as defined) in excess of $2,000,000 received in connection with the Company's lawsuit against the State of Montana; (iii) all existing matters of non-compliance were waived; and (iv) certain other financial, hedging, and performance based covenants were waived through June 30, 2003, or repayment in full of the loans, whichever first occurs. The Company believes that its cash requirements over the next twelve months can be funded through a combination of (i) existing cash; (ii) cash flow from operations;
(iii) cash raised subsequent to year-end through private placements of stock; and, (iv) cash expected to be generated through the sale of certain properties. (See "Outlook"). If management's plans are not successful, operations and liquidity may be adversely impacted.

SUMMARY OF 2001 CASH FLOWS:

         The Company's cash and cash equivalents increased $0.6 million during 2001 to $1.6 million at year-end. The increase was a result of net cash provided by operations of $3.9 million, net cash used in investing activities of $3.2 million and $0.1 million of net cash used in financing activities.

OPERATING ACTIVITIES:

         Operations provided $3.9 million of cash in 2001 as compared to $1.3 million in 2000 and $7.4 million in 1999. The increase in operating cash in 2001 as compared to 2000 was primarily attributable to working capital changes. The liquidation of a gold hedge position in 1999 contributed $5.5 million of the total operating cash flow for that year. There were no comparable liquidations in 2000.

INVESTING ACTIVITIES:

Capital Expenditures

         Capital expenditures in 2001 totaled $3.9 million. Major components included $3.5 million for projects at the Briggs Mine, the principal items being development of the North Briggs deposit and expansion of the leach pad capacity to accommodate all currently known reserves to be mined, and $0.4 million on the McDonald Gold Project.

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

Asset Dispositions

         During 2001, the Company received proceeds of approximately $0.4 million through the sale of certain non-mineralized lands from the McDonald Gold Project.

         During 2001, 2000, and 1999, the Company received proceeds of approximately $0.3 million, $0.1 million and $0.1 million, respectively, in connection with the sale of an exploration property.

Seven-Up Pete Venture Financing Agreement

         In September 1999, the Seven-Up Pete Venture (SPV) received $3.0 million from Franco-Nevada Mining Corporation (Franco-Nevada) through the sale of a 4% net smelter return royalty from the mineral properties of the SPV. Should the SPV not be able to develop the mineral properties if I-137 is not overturned, Franco-Nevada was entitled to one-third of any proceeds received resulting from a successful takings lawsuit. (See "Other Matters - McDonald Gold Project Anti-Cyanide Mining Initiative"). On June 14, 2000, Franco-Nevada filed a Complaint in the District Court, City and County of Denver, Colorado, which sought to have the Financing Agreement cancelled, a return of all funds provided by Franco-Nevada, and the imposition of additional damages. On June 30, 2000, the SPV and Franco-Nevada reached a Settlement Agreement (Settlement Agreement) in connection with the Complaint, the terms of which provided for (i) termination of the Financing Agreement; (ii) the return of $1.0 million of the $3.0 million originally paid by Franco-Nevada in exchange for all of Franco-Nevada's interest in the SPV; (iii) the continuance until October 20, 2002 of a $0.5 million reclamation bond supported by Franco-Nevada; and (iv) dismissal of the Complaint. On July 11, 2000, all assignments and transfers were completed and the Complaint was dismissed.

FINANCING ACTIVITIES:

Common Stock Issues

         In December 2001, the Company issued 1,897,130 shares in a private placement, raising approximately $1.7 million.

         During the period December 2000 through February 2001, the Company issued 1,473,052 shares in a private placement, raising approximately $1.2 million (approximately $0.8 million in December 2000).

         In March 2000, the Company issued 10,000 shares of common stock in connection with a stock option exercise at $0.25 per share.

         In March 1999, the Company issued 15,000 shares in connection with a warrant exercise at $3.75 per share.

Credit Arrangements

         Purchase of the McDonald Gold Project

         On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana's partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana. The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. (See "Other Matters - McDonald Gold Project - Anti-Cyanide Mining Initiative").The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

         CR Briggs Loan Facility

         On December 6, 1995, the Company's wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company's stock in CR Briggs Corporation. The facility was provided by a syndication of three banks, and initially included three tranches; a $25 million gold loan; a $5 million cash loan; and a $4 million cost overrun facility. Subject to certain conditions, the Company has the right to convert loans of one type into loans of another type. On December 27, 1995, drawing commenced on the facility and $25.0 million principal in the form of a gold loan (monetized at $388.05 per ounce, or 64,425 ounces) and $1.0 million principal as a dollar loan were drawn. During 1996, an additional $4.0 million principal was drawn on the facility. During 1997, the remaining $4.0 million was drawn.

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

         In June 1999, the loan facility was again restructured and included (i) the liquidation of 125,000 ounces of forward gold contracts which netted $5.5 million; (ii) utilizing the forward liquidation proceeds to reduce the gold loan principal by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 2000; the commitment for remaining draws expired on December 31, 2000); (iv) rescheduling remaining principal payments of 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000.

         On June 30, 1999, the Company converted its then remaining gold loan principal of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200).

         In March 2001, the loan facility was amended as follows: (i) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (ii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000 thereafter until the loans have been repaid in full; (iii) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and
(iv) the Company, by April 30, 2001, was required to establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

         During the fourth quarter of 2001, gold production from the Briggs Mine was lower than expected due primarily to lower tons of ore mined from the last remaining benches of the main pit. As a result, the mine's operating cash flow was such that scheduled debt payments of $825,000 were not made during the quarter. The Company obtained waivers for this amount until January 31, 2002, at which time a regularly scheduled payment of $275,000 was also due. On January 31, 2002, the Company made a payment of $100,000 against its then aggregate principal amount due of $1,100,000. In March 2002, the loan facility was amended as follows: (i) the amortization schedule was revised to include scheduled principal payments of $100,000 each month January 2002 through June 2002, a principal payment of $275,000 in July 2002, principal payments of $100,000 each month August 2002 through November 2002, a principal payment of $400,000 in December 2002 and varying monthly principal payments thereafter through June 2003; (ii) the Company has agreed to pre-pay principal with up to (a) 50% of any net proceeds realized from the contemplated sale of certain property interests and (b) 50% of any net proceeds (as defined) in excess of $2,000,000 received in connection with the Company's lawsuit against the State of Montana; (iii) all existing matters of non-compliance were waived; and (iv) certain other financial, hedging, and performance based covenants were waived through June 30, 2003, or repayment in full of the loans, whichever first occurs.

         The following table summarizes principal payments and weighted average interest rates on the loan facility:


============================================================================================
                                                  2001           2000            1999
--------------------------------------------------------------------------------------------
           Principal payments
                Gold loan
                   o   Ounces                       -               -              26,623
                   o   Monetized amount             -               -         $10,331,100
                Cash loans                      $1,585,000          -           $ 650,000

           Weighted average interest rates
                Gold loan                           -               -                2.5%
                Cash loans                         6.8%           8.9%               7.9%
============================================================================================

         Equipment Lease Buyouts

         The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. Current financing terms require payments of approximately $10,000 per month through July 2002 at an interest rate of 9.9%. Principal payments of $102,000, $30,700, and $25,800 were made during 2001, 2000, and 1999, respectively, in connection with the financings.

         Surety Bonds

         Certain bonds have been issued aggregating $4.0 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2001, the Surety held the following collateral for such bonds: (i) cash in the amount of $146,800; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, and is in discussions with the Surety to reschedule the deposit requirements.

         On or before October 20, 2002, the Company is required to replace a $0.5 million surety bond presently supported by Franco-Nevada Mining Corporation in connection with reclamation obligations at the McDonald Gold Project.

OUTLOOK:

Operations

         The Briggs Mine is expected to produce approximately 70,000 ounces of gold in 2002 at cash operating costs in the range of $200-$225 per ounce. Capital spending of approximately $2.0 million is anticipated. The Company's hedge position as of December 31, 2001, which consists of 51,600 ounces of floating rate forward contracts at an average price of $268 per ounce, is expected to be settled during 2002. In addition, the Company will recognize approximately $1.3 million of deferred hedging gains in operations during 2002.

         The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2002. This estimate is based on the likelihood that no substantive reclamation work will be undertaken in 2002 as a result of the Montana Department of Environmental Quality's decision in January 2002 to require an Environmental Impact Statement before proceeding with reclamation activities. See "Other Matters- Environmental Regulation".

         Expenditures at the McDonald Gold Project are expected to be approximately $0.5 million in 2002.

Asset Disposals

         The Company has retained a real estate auctioneering company to develop a strategy to sell the Company's nearly million acres of mineral rights and fee lands in western Montana. The auction is expected to be held in late spring or early summer in 2002, after an evaluation is completed to determine the best way to parcel the properties for sale. None of the properties or assets of the Seven-Up Pete Venture, which includes the McDonald Gold Project, are to be included in this property sale.

Financing

         In January 2002, the Company completed a private placement that initially commenced in December 2001, realizing additional proceeds of $0.2 million. In February 2002, the Company received approximately $0.2 million in connection with the sale of an exploration property.

         In March 2002, the Company commenced an equity offering of units consisting of one common stock and one warrant to purchase one share of common stock, priced at $1.23 per unit. The warrant, exercisable at any time during the twelve month period following closing, entitles the holder to purchase one share of common stock at a price of $1.67 per share. Through March 29, 2002, proceeds of approximately $1.7 million had been received in connection with the offering.

         The Company's financing obligations and commitments in 2002 include the following: (i) debt payments of approximately $1.7 million; (ii) capital lease payments of approximately $0.6 million, and (iii) operating lease payments of approximately $0.9 million. In addition, the Company may be required to deposit collateral in support of certain reclamation and other bonds as more fully described under the caption "Credit Arrangements - Surety Bonds".

OTHER MATTERS:

McDonald Gold Project

         Anti-Cyanide Mining Initiative

          In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125), which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U. S. Ninth Circuit Court of Appeals. This ruling was upheld by the United States Supreme Court in October 2001. The SPV filed lawsuits in April 2000, in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. The Company's legal counsel believes the claims asserted by the SPV are meritorious and that the SPV is likely to prevail in its lawsuit.

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

Environmental Regulation

         In 1995, the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one new central agency, the Department of Environmental Quality (DEQ). This agency is responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald Gold Project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project. Moreover, with the passage of I-137 in November 1998, the Company cannot presently proceed with permitting and development of the McDonald Gold Project.

         Costs incurred for reclamation and closure activities at the Kendall Mine in 2001, 2000, and 1999 were $0.5 million, $0.6 million, and $0.8 million, respectively. Costs to date total $7.4 million and the Company's estimate of total costs to achieve mine closure is $9.1 million. The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company has maintained a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million.

In August 2000, the DEQ further revised the bond amount to approximately $14.2 million. The Company believes the bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions. In November 2000, the DEQ declared the Company in default of its reclamation obligations and ordered the existing bond forfeited. In February 2001, the Company and the DEQ reached an agreement under which (i) the underlying cash of $1,869,000 supporting the bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ's order declaring a default and forfeiture of the reclamation bond was withdrawn, and
(iii) the appeals regarding bond amounts were stayed. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ's action. The Company's estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

         In September 1998, the DEQ issued a Notice of Violation and Administrative Order with respect to the Kendall Mine alleging certain violations of Montana water quality laws. The Company and the DEQ have agreed to a stipulated penalty of $132,000, payable 10% in cash with the balance satisfied through the transfer of mineral rights on certain lands owned by the Company.

         The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water equality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. Both bonds are subject to annual review and adjustment.

         Based upon current knowledge, the Company believes that it is in material compliance with all applicable environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by federal and state authorities.

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

Gold Prices, Price Protection Arrangements, and Associated Risks

         The Company's revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company's price protection strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore, has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of. SFAS No. 144 further requires that a single accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, (January 1, 2002 for the Company) and interim periods within those fiscal years. Upon adoption, there was no impact on the Company's results of operations or financial position.

Dividends

         For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders. Further, pursuant to an agreement executed by the Company on behalf of its wholly owned subsidiary, CR Briggs Corporation, in connection with a loan for the Briggs Mine, the Company must maintain a minimum tangible net worth threshold, which could restrict the payment of dividends where such payment would result in a failure to maintain such level. Similarly, CR Briggs Corporation is prohibited from repaying the Company for advances or from paying dividends to the Company from the Briggs Mine cash flow unless certain conditions relating to the financial performance of the Briggs Mine are met.

ITEM 7(a).            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

         The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $331 per ounce.

         In order to protect the selling price of a portion of its anticipated production from the Briggs Mine, the Company, as of December 31, 2001, had outstanding fixed and floating forward gold contracts on 51,600 ounces at an average price of $268 per ounce, approximately 73% of anticipated production in 2002. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 50% of its estimated production for 2002 was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.3 million. Similarly, a forward position of only 25% with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $0.5 million.

         There are certain market risks associated with the forward gold contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. In addition, the Company could be subject to cash margin calls by counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations.

         At December 31, 2001, the fair value of the Company's forward gold contracts was approximately $0.6 million less than contractual amounts.

Interest Rates

         At December 31, 2001, the Company's debt was approximately $3.8 million, primarily relating to the Briggs Mine loan facility. The Company is required to periodically reset the rate on the loan facility for periods that the Company may choose which range in duration from one to six months. During 2001, 2000, and 1999, respectively, the interest rate on the Company's cash loans for the loan facility averaged 6.8%, 8.9%, and 7.9%, respectively. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of approximately $3.8 million at December 31, 2001.

Foreign Currency

         The price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent
Accountants................................................................43
Consolidated Balance
Sheets.....................................................................44
Consolidated Statements of
Operations.................................................................45
Consolidated Statements of Changes in Stockholders'
Equity.....................................................................46
Consolidated Statements of Cash
Flows......................................................................47
Notes to Consolidated Financial
Statements.................................................................49-64
Selected Quarterly Financial Data
(Unaudited)................................................................65

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado


March 14, 2002, except for
Note 19, as to which the date is March 29, 2002

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        December 31,     December 31,
                                                                            2001             2000
                                                                        ------------     ------------

ASSETS

Cash and cash equivalents                                               $  1,618,100     $  1,061,200
Restricted cash                                                              129,700        1,379,800
Accounts receivable                                                           22,800          768,100
Inventories                                                                6,802,600        6,600,500
Prepaid and other current assets                                             500,800          195,300
                                                                        ------------     ------------
     Total current assets                                                  9,074,000       10,004,900
                                                                        ------------     ------------


Property and equipment, at cost
     Mining claims and leases                                             23,005,100       23,025,800
     Producing properties                                                 49,705,600       44,508,600
     Other                                                                   919,900          839,600
                                                                        ------------     ------------
                                                                          73,630,600       68,374,000
Accumulated depreciation and depletion                                   (36,826,800)     (28,274,700)
                                                                        ------------     ------------
     Net property and equipment                                           36,803,800       40,099,300
                                                                        ------------     ------------


Other assets                                                               2,601,400        1,417,300
                                                                        ------------     ------------

     Total Assets                                                       $ 48,479,200     $ 51,521,500
                                                                        ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $  4,840,000     $  3,261,700
Notes payable - current                                                    1,743,100        2,669,800
Capital leases - current                                                     560,400          352,700
Accrued reclamation costs                                                    196,000        1,509,000
Deferred income                                                                   --        1,505,200
Unrealized loss on derivative instruments                                    597,600               --
Other current liabilities                                                    679,400          625,300
                                                                        ------------     ------------
     Total current liabilities                                             8,616,500        9,923,700

Notes payable - long term                                                  2,074,200        2,667,100
Capital leases - long term                                                   504,000          775,600
Accrued reclamation costs                                                  3,914,200        2,575,300
Deferred income                                                                   --        1,264,000
                                                                        ------------     ------------
     Total Liabilities                                                    15,108,900       17,205,700
                                                                        ------------     ------------

Commitments and contingencies (Note 10)

Common stock ($.01 par value) 50,000,000 shares authorized;
     issued and outstanding: 16,306,700 at December 31, 2001;
     12,499,200 at December 31, 2000                                         163,100          125,000
Capital in excess of par value                                            99,992,800       96,516,100
Deficit                                                                  (68,065,400)     (62,325,300)
Accumulated other comprehensive income                                     1,279,800               --
                                                                        ------------     ------------
     Total Stockholders' Equity                                           33,370,300       34,315,800
                                                                        ------------     ------------

     Total Liabilities and Stockholders' Equity                         $ 48,479,200     $ 51,521,500
                                                                        ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended December 31,
                                                         2001             2000            1999

     REVENUE
Sales                                                 $28,126,000      $34,726,300     $30,904,500
                                                     ------------     ------------     -----------
     EXPENSES
Cost of sales                                          23,164,000       24,315,400      23,934,300
Depreciation, depletion, and amortization               8,568,700        9,676,300       7,014,400
Selling, general and administrative                     1,261,700        1,098,200       1,146,400
Exploration costs                                         119,700           67,300         185,800
Provision for site reclamation                                 --               --         937,400
Impairment of producing property                               --       11,000,000              --
(Gain) loss on asset disposals                           (201,400)         104,400          26,900
                                                     ------------     ------------     -----------
                                                       32,912,700       46,261,600      33,245,200
                                                     ------------     ------------     -----------

     OTHER INCOME (EXPENSE)
Interest income                                           133,100          223,700         150,800
Interest expense                                         (706,400)        (760,300)       (704,600)
Unrealized loss on derivative instruments                (597,600)              --              --
Gain on restructuring of gold loan                             --               --       3,108,200
Other                                                     217,500             (900)        (10,200)
                                                     ------------     ------------     -----------
                                                         (953,400)        (537,500)      2,544,200
                                                     ------------     ------------     -----------

Net income (loss)                                    ($ 5,740,100)    ($12,072,800)    $   203,500
                                                     ============     ============     ===========

Basic and diluted net income (loss) per share(1)     ($      0.42)    ($      1.03)    $      0.02
                                                     ============     ============     ===========


Weighted average shares outstanding(1)                 13,743,200       11,699,700      11,587,000
                                                     ============     ============     ===========



       (1) 1999 amounts have been adjusted to reflect the Company's 1/4 reverse split of common stock, which was effective March 24, 2000.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                          Common Stock             Capital                          Other            Common
                                      Number of      At Par       In Excess       Retained       Comprehensive    Stockholders'
                                       Shares        Value      of Par Value       Deficit       Income (Loss)       Equity
                                     ----------     --------    ------------     ------------    -------------    -------------
Balances, December 31, 1998          46,137,100     $461,400     $95,293,500     ($50,456,000)                    $ 45,298,900

Issuance of stock & warrant             360,400        3,600         128,600               --                          132,200
Net income                                   --           --              --          203,500                          203,500
                                     ----------     --------     -----------     ------------                     ------------

Balances, December 31, 1999          46,497,500      465,000      95,422,100      (50,252,500)                      45,634,600

Exercise of stock option                 10,000          100           2,400               --                            2,500
Adjustment to reflect 1/4
    reverse split                   (34,880,200)    (348,800)        348,800               --                               --
Issuance of stock                       871,900        8,700         742,800               --                          751,500
Net (loss)                                   --           --              --      (12,072,800)                     (12,072,800)
                                     ----------     --------     -----------     ------------                     ------------
Balances, December 31, 2000          12,499,200      125,000      96,516,100      (62,325,300)                      34,315,800

Issuance of stock                     3,799,800       38,000       3,476,800               --                        3,514,800
Exercise of stock option                  7,700          100            (100)              --                               --
Comprehensive income (loss)
   Net (loss)                                --           --              --       (5,740,100)                      (5,740,100)
   Other comprehensive income
    Transition adjustment (1)                --           --              --               --       3,084,300        3,084,300
    Reclassification adjustment (2)          --           --              --               --      (1,820,300)      (1,820,300)
    Unrealized gain on securities            --           --              --               --          15,800           15,800
                                                                                                  -----------     ------------
    Other comprehensive income               --           --              --               --       1,279,800        1,279,800
                                                                                                  -----------     ------------
   Comprehensive (loss)                      --           --              --               --              --       (4,460,300)

                                     ----------     --------     -----------     ------------     -----------     ------------
Balances, December 31, 2001          16,306,700     $163,100     $99,992,800     ($68,065,400)    $ 1,279,800     $ 33,370,300
                                     ==========     ========     ===========     ============     ===========     ============

(1) Fair market value of the Company's forward gold contracts and deferred hedging gains derecognized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. (See Note 4).

(2)  Reclassification adjustments:

         Deferred hedging gains recognized in
           net income for the period                             ($1,505,200)
         Net gain on forward gold contracts
           recognized in net income for the period                  (315,100)
                                                               -------------
                                                                 ($1,820,300)
                                                               =============

       The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                      2001                 2000                 1999
                                                                  ------------        -------------         -----------
Cash flows from operating activities:
     Net income (loss)                                            ($5,740,100)        ($12,072,800)         $   203,500
                                                                  ------------        -------------         -----------
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and depletion                                   8,568,700            9,676,300            7,014,400
       Amortization of financing costs                                167,500              187,700              160,000
       Provision for site reclamation                                       -                    -              937,400
       Impairment of producing property                                     -           11,000,000                    -
       (Gain) loss on asset disposals                                (201,400)             104,400               26,900
       Unrealized loss on derivative instruments                      597,600                    -                    -
       Reclassification adjustment of other comprehensive
          income                                                   (1,505,200)                   -                    -
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                   745,300             (749,300)             155,000
         (Increase) decrease in inventories                          (202,100)           1,218,400           (2,446,700)
         (Increase) decrease in prepaid and other assets             (132,300)             207,700            1,360,000
         Increase (decrease) in accounts payable and
             accrued liabilities                                      368,500              485,900             (286,000)
         Increase (decrease) in deferred income                             -           (8,421,200)              82,200
         Increase (decrease) in other liabilities                   1,338,900             (399,200)             (81,600)
         (Increase) decrease in restricted cash                      (108,900)              83,100              275,300
                                                                  -----------         ------------          -----------
         Total adjustments                                          9,636,600           13,393,800            7,196,900
                                                                  -----------         ------------          -----------

         Net cash provided by operating activities                  3,896,500            1,321,000            7,400,400
                                                                  -----------         ------------          -----------

Cash flows from investing activities:
     Purchases and development of property & equipment             (3,916,800)          (2,740,500)            (586,500)
     Proceeds on asset disposals                                      664,700               89,200               64,800
     Decrease in restricted cash                                            -            1,345,800              497,100
                                                                  -----------         ------------          -----------


         Net cash used in investing activities                     (3,252,100)          (1,305,500)             (24,600)
                                                                  -----------         ------------          -----------

Cash flows from financing activities:
     Issuance of stock                                              2,107,300              754,000               56,200
     Proceeds from loans                                                    -                    -              135,000
     Proceeds from asset sales utilized for debt payments                   -                    -            2,400,000
     Payments on debt                                              (1,687,000)             (30,700)         (11,007,100)
     Payments on capital lease obligations                           (507,800)            (359,200)            (264,000)
                                                                  -----------         ------------          -----------

         Net cash provided by (used in) financing activities          (87,500)             364,100           (8,679 900)
                                                                  -----------         ------------          -----------

     Net increase (decrease) in cash and cash equivalents             556,900              379,600           (1,304,100)
     Cash and cash equivalents, beginning of year                   1,061,200              681,600            1,985,700
                                                                  -----------         ------------          -----------

     Cash and cash equivalents, end of year                       $ 1,618,100         $  1,061,200          $   681,600
                                                                  ===========         ============          ===========



        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Supplemental disclosures of cash flow information:

      1. The Company paid $489,900, $575,200 and $543,500 of interest during 2001, 2000, and 1999, respectively. Interest in the amount of $50,100 was capitalized during 2001. There was no interest capitalized during 2000 and 1999.

      2. The Company paid no income taxes during 2001, 2000, and 1999.

Supplemental schedule of noncash investing and financing activities:

      1. The Company acquired certain real property interests in 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

      2. The Company purchased a net smelter returns royalty in 2001 by issuing 1,050,000 shares of its common stock with a fair market value of $1,207,500.

      3. The Company financed certain equipment lease buy-outs in the amounts of $167,400 and $59,200 during 2001 and 1999, respectively. There was no comparable activity in 2000.

      4. Capital lease obligations of $443,900, $313,300 and $12,300 were incurred for equipment in 2001, 2000, and 1999, respectively.

      5. The Company converted a commodity based loan with carrying amount of $7,727,200 to a cash loan in 1999. The carrying amount was reduced by $2,528,000 at the time of conversion to adjust the monetized amount of the loan to the value of the commodity based loan on the conversion date.

      6. The Company acquired equipment with a fair market value of $53,000 by exchange of certain assets in 1999.

      7. The Company issued 345,400 shares of common stock with a fair market value of $76,000 to certain creditors as payment for accounts payable during 1999.




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

         During the fourth quarter of 2001, gold production from the Briggs Mine was lower than expected due primarily to lower tons of ore mined from the last remaining benches of the main pit. As a result, the mine's operating cash flow was such that scheduled debt payments of $825,000 were not made during the quarter. The Company obtained waivers for this amount until January 31, 2002, at which time a regularly scheduled payment of $275,000 was also due. On January 31, 2002, the Company made a payment of $100,000 against its then aggregate principal amount due of $1,100,000. In March 2002, the loan facility was amended to conform remaining principal payments with the mine's expected cash flows over the next two years. In addition, the Company has agreed to pre-pay principal with up to (i) 50% of any net proceeds realized from the contemplated sale of certain property interests and (ii) 50% of any net proceeds (as defined) in excess of $2,000,000 received in connection with the Company's lawsuit against the State of Montana. The amendment also waived all existing matters of non-compliance and waived certain other financial, hedging, and performance based covenants through June 30, 2003, or repayment in full of the loans, whichever first occurs. See Note 9. The Company believes that its cash requirements over the next twelve months can be funded through a combination of
(i) existing cash; (ii) cash flow from operations; (iii) cash raised subsequent to year-end through private placements of stock (see Note 19); and, (iv) cash expected to be generated through the sale of certain properties. If management's plans are not successful, operations and liquidity may be adversely impacted.

2.       MANAGEMENT ESTIMATES AND ASSUMPTIONS

         Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION: The consolidated financial settlements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon De Panama, S.A.; CR Brazil Corporation; Judith Gold Corporation, and its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split of the Company's common stock, reduce the Company's authorized shares of common stock from 100 million to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise price in accord with the 1/4 reverse split. These actions were effective on March 24, 2000. Per share calculations for all periods presented on the Company's Statements of Operations and all

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

references to per share amounts or common stock equivalents in the notes hereto have been adjusted to give effect to the reverse split.

PRIOR PERIOD RECLASSIFICATIONS: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 2001 and 2000, a significant portion of its cash in two financial institutions. See Note 11.

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

AVAILABLE FOR SALE SECURITIES: Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

MINING CLAIMS AND LEASES: All costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Gains or losses resulting from the sale or abandonment of properties are included in operations.

PRODUCING PROPERTIES AND EQUIPMENT: Acquisition and development costs associated with properties brought into production are charged to operations using the units-of-production method based on estimated proven and probable reserves which can be recovered. Costs of start-up activities and on-going costs to maintain production are expensed as incurred. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered from the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

IMPAIRMENTS: The Company evaluates the carrying value of its properties and equipment when events or changes in circumstances warrant. With respect to properties with proven and probable reserves, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Properties with unproven reserves are assessed for impairment when changes in market conditions or other events occur and are measured based on fair value.

SITE RECLAMATION: Costs (undiscounted) are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units of production method based upon proven and probable reserves which can be recovered.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

REVENUE RECOGNITION: Revenue from the sale of gold is recognized when title passes. Gold sales are made in accordance with standard sales contracts that the Company executes with major financial institutions and smelters. The Company uses forward sales contracts to manage its exposure to gold prices. Contract prices on forward sales contracts are recognized in product sales as the designated production is sold.

DERIVATIVE INSTRUMENTS: The Company uses derivative financial instruments to manage well defined market risks associated with fluctuating gold prices. The Company primarily enters into floating rate forward sales contracts on a portion of future gold production for this purpose.

Under these contracts, the Company has the option on maturity to deliver production, net financial settle in the market place, or roll the contract forward to a later maturity date and at new pricing terms. Consequently, the Company does not designate the contracts against specific future gold production and accordingly, these derivative instruments do not qualify for hedge accounting under Statement of Financial Account Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133").

These derivative instruments are recognized as assets or liabilities at fair value and are measured at least quarterly. Changes in fair value are recorded currently in earnings. On settlement of a contract, against which the Company has delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if the Company had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). See Note 4 for a discussion on the Company's adoption of SFAS No. 133 effective January 1, 2001.

DEFERRED FINANCING COSTS: Costs incurred to obtain debt financing are capitalized and amortized over the life of the debt facilities using the effective interest rate method.

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

STOCK COMPENSATION: In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value based method presented by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. Note 15 contains a summary of the disclosures of pro forma net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

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

4. CHANGE IN ACCOUNTING PRINCIPLE:

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. On adoption, existing hedge positions were measured at fair value. As the Company's then existing gold price protection program was a cash flow hedge, the fair market value of $315,100 was recognized as a cumulative effect adjustment in other comprehensive income. In addition, $2,769,200 of deferred income arising from the deferral of gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income.

5. RESTRICTED CASH:

         Restricted cash consisted of the following at December 31:

==============================================================================================================================
                                                                                              2001                  2000
------------------------------------------------------------------------------------------------------------------------------
               Collateral for Letter of Credit (a)                                          $  249,000           $  249,000
               Collateral for reclamation bonds and other contingent  events (b)               146,800            1,987,100
               Kendall Mine reclamation (c)                                                  1,869,300                    -
               Unexpended proceeds from gold sales (d)                                         129,700               49,800
                                                                                            ----------           ----------
               Current portion                                                               2,394,800            2,285,900
               Noncurrent portion*                                                             129,700            1,379,800
                                                                                            ----------           ----------
                   *Included in other assets                                                $2,265,100           $  906,100
                                                                                            ==========           ==========
==============================================================================================================================

     (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2002, and at the bank's option, may be renewed for successive one-year periods.

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INVENTORIES:

         Inventories consisted of the following at December 31:

     ===========================================================================
                                         2001                  2000
     ---------------------------------------------------------------------------
     Gold-in-process (a)              $6,436,900            $6,158,400
     Materials and supplies              365,700               442,100
                                      ----------            ----------
                                      $6,802,600            $6,600,500
                                      ==========            ==========
     ===========================================================================

     (a) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

7. MINING CLAIMS AND LEASES:

   The carrying value of the Company's mining claims and leases consists of the following components at December 31:

     ===========================================================================
                                         2001                  2000
     ---------------------------------------------------------------------------
     Mining Property:
          McDonald                    $17,830,100           $17,850,800
          Seven-Up Pete                 5,175,000             5,175,000
                                      -----------           -----------
                                      $23,005,100           $23,025,800
                                      ===========           ===========
     ===========================================================================

              See Note 10(e) for a discussion of the legal status of the McDonald and Seven-Up Pete properties.

8. ASSET IMPAIRMENT:

         During the fourth quarter of 2000, the Company recorded an impairment loss of $11 million in connection with a reduction in the carrying value of long-lived assets at the Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company's forecast for a lower gold price than was estimated in prior periods; and (ii) the Company's minimal hedge position relative to remaining reserves.

A. NOTES PAYABLE:

         Notes payable consisted of the following at December 31:

     ===========================================================================
                                         2001                  2000
     ---------------------------------------------------------------------------
     Briggs Facility (a)              $3,749,200            $5,334,200
     Caterpillar Finance (b)              68,100                 2,700
                                      ----------            ----------
                                       3,817,300             5,336,900
     Current portion                   1,743,100             2,669,800
                                      ----------            ----------
     Notes payable - Noncurrent       $2,074,200            $2,667,100
                                      ==========            ==========

     ===========================================================================

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. NOTES PAYABLE, CONTINUED:

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

         In May 1998, the loan facility was restructured and included (i) the modification of certain coverage ratios (as defined), (ii) a revision to the amortization schedule for the gold loan, and (iii) the liquidation of the Company's hedge position for all forward contracts with settlement dates beyond June 30,1998. The liquidation resulted in proceeds of $11.1 million which were used to prepay in full the cash loans then outstanding of $8.6 million.

         In August 1998, the loan facility was further restructured as follows:
         (i) a six month, $1 million credit line at LIBOR plus 2 3/8% was established for working capital needs ($650,000 drawn at December 31, 1998); (ii) the Company pledged the stock of its subsidiary, CR Minerals, as additional collateral for the loan (the Company subsequently sold the assets of CR Minerals and contributed $2.4 million of the proceeds for further debt reduction; (iii) certain proceeds from any additional asset sales the Company may undertake will be used to reduce the principal balance on the loan; and (iv) the $2.5 million remaining from the May 1998 hedge liquidation was utilized for scheduled debt service for the period ending September 30, 1998 (644 ounces of principal and 312 ounces of interest) and to further reduce the principal on the gold loan by 8,225 ounces. During 1999, in connection with the August 1998 restructuring, the Company contributed $2.4 million to CR Briggs Corporation which was used to pay off the credit line amount of $650,000 and reduce the gold loan principal by 6,117 ounces.

         In June 1999, the loan facility was again restructured, the terms of which included (i) the forward liquidation proceeds to reduce the gold loan principal by 20,506 ounces; (iii) establishing a $600,000 credit line for capital expenditures and working capital needs ($135,000 drawn at December 31, 1999; the commitment for remaining draws expired on December 31, 2000); (iv) rescheduling remaining principal payments to 2001 and 2002 on a quarterly basis; and (v) allowing the Company access to the first $1.6 million of net cash flow from the Briggs Mine (as defined) and 50% thereafter (the remaining 50% to be applied to the loan balance) through December 31, 2000. As a result of the restructuring of the gold loan, the Company recognized a gain of $3,108,200. This amount is shown as an other income item on the Statement of Operations for the year ended December 31, 1999.

         On June 30, 1999, the Company converted its then remaining gold loan principal of 19,913 ounces to a dollar loan. As a result of the conversion, the Company reduced its carrying value of the debt from the monetized price of $388.05 per ounce ($7,727,200) to fair market value of $261.10 per ounce ($5,199,200). The gain of $2,528,000 associated with the conversion was deferred and is being recognized in operations over the original gold loan repayment schedule. See Note 12.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. NOTES PAYABLE, CONTINUED:

                  In March 2001, the loan facility was further amended as follows: (i) CR Briggs' and the Company's continuing obligations with respect to certain covenants were waived through November 30, 2002, or repayment in full of the loans, whichever first occurs; (ii) the amortization schedule was revised to include scheduled principal payments of $242,500 each month in April and May 2001 and monthly payments of $275,000 thereafter until the loans have been repaid in full;
                  (iii) additional principal payments equal to 50% of excess cash flow (as defined) are to be made and applied to the loan balance in inverse order of maturity; and (iv) the Company, by April 30, 2001, was required to establish and maintain hedge contracts on six months' forecast gold production on a rolling forward basis.

                  During the fourth quarter of 2001, gold production from the Briggs Mine was lower than expected. As a result, the mine's operating cash flow was such that scheduled debt payments of $825,000 were not made during the quarter. The Company obtained waivers for this amount until January 31, 2002, at which time a regularly scheduled payment of $275,000 was also due. On January 31, 2002, the Company made a payment of $100,000 against its then aggregate principal amount due of $1,100,000. In March 2002, the loan facility was amended as follows: (i) the amortization schedule was revised to include scheduled principal payments of $100,000 each month January 2002 through June 2002, a principal payment of $275,000 in July 2002, principal payments of $100,000 each month August 2002 through November 2002, a principal payment of $400,000 in December 2002 and varying monthly principal payments thereafter through June 2003; (ii) the Company has agreed to pre-pay principal with up to 50% of any net proceeds realized from the contemplated sale of certain property interests;
                  (iii) all existing matters of non-compliance were waived; and
                  (iv) certain other financial, hedging, and performance based covenants were waived through June 30, 2003, or repayment in full of the loans, whichever first occurs.

                  The following table summarizes principal payments and weighted average interest rates on the loan facility:

                  ========================================================================================
                                                        2001                 2000               1999
                  ----------------------------------------------------------------------------------------
                  Principal payments
                       Gold loan
                          o  Ounces                          -                -                   26,623
                          o  Monetized amount                -                -              $10,331,100
                       Cash loans                   $1,585,000                -              $   650,000

                  Weighted average interest rates
                       Gold loan                             -                -                      2.5%
                       Cash loans                          6.8%             8.9%                     7.9%
                  ========================================================================================

   (b) The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. Current financing terms require payments of approximately $10,000 per month through July 2002 at an interest rate of 9.9%. Principal payments of $102,000, $30,700, and $25,800 were made during 2001, 2000, and 1999, respectively, in connection with the financings.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES:

    (a)  Site Reclamation Costs:

         Costs incurred for reclamation and closure activities at the Kendall Mine for 2001, 2000, and 1999 were $0.5 million, $0.6 million, and $0.8 million, respectively. Costs to date total $7.4 million and the Company's estimate of total costs to achieve mine closure is $9.1 million.

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ) and the Company has maintained a $1,869,000 Reclamation Bond in favor of the DEQ to ensure appropriate reclamation. In October 1999, the Company received a determination notice from the DEQ for an increase in the bond amount to approximately $8.1 million. In August 2000, the DEQ further revised the bond amount to approximately $14.2 million. The Company believes the bond amount exceeds the cost of remaining work and has filed an administrative appeal to the DEQ's actions. In November 2000, the DEQ declared the Company in default of its reclamation obligations and ordered the existing bond forfeited. In February 2001, the Company and the DEQ reached an agreement under which (i) the underlying cash of $1,869,000 supporting the bond was transferred to an interest-bearing account at the DEQ for use in continuing reclamation at the Kendall minesite, (ii) the DEQ's order declaring a default and forfeiture of the reclamation bond was withdrawn, and (iii) the appeals regarding bond amounts were stayed. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ's decision. The Company's estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

         The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release", as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. Through December 31, 2001, the Company has accrued and charged to operations, approximately $2.5 million of its anticipated reclamation costs.

    (b)  Lease Commitments:

         The Company has entered into various operating leases for office space and equipment including a mining fleet at the Briggs Mine. At December 31, 2001, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

           2002        2003          2004         2005         2006      Total
           ----        ----          ----         ----         ----      -----
         $52,100     $52,100        $29,700          -            -    $133,900

         The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES, CONTINUED:

         commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments total approximately $150,300 annually.

         The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $54,700 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $19,100 annually.

         Lease costs included in cost of goods sold for the years ended December 31, 2001, 2000, and 1999 were $1,120,100, $1,651,400, and $1,983,800, respectively.

         Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 2001, 2000, and 1999, was $44,700, $86,100, and $85,000, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $2,641,200 and $1,996,000, respectively, at December 31, 2001 and cost and accumulated amortization of $2,197,300 and $1,477,400, respectively, at December 31, 2000, for leases that have been capitalized. Further minimum lease obligations under capital leases are as follows:

               2002                                           $   634,100
               2003                                               522,400
               2004                                                   400
                                                              -----------
               Total                                            1,156,900
               Less amounts representing interest                  92,500
                                                              -----------
               Present value of minimum lease payments          1,064,400
               Less current obligations                           560,400
                                                              -----------
               Long-term obligations under capital lease      $   504,000
                                                              ===========

         (c) Surety Bonds:

         In 2000, in response to a demand for an increase in collateral by the Surety who issued certain bonds aggregating approximately $4.0 million for the performance of reclamation obligations and other contingent matters at the Briggs Mine, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, and is in discussions with the Surety to reschedule the deposit requirements.

         On or before October 20, 2002, the Company is required to replace a $0.5 million surety bond presently supported by Franco-Nevada Mining Corporation in connection with reclamation obligations at the McDonald Gold Project.

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

   (e)   Other Contingent Matters:

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. For most of the campaign period, mining companies were prevented from campaigning due to a previously passed initiative (I-125), which prohibited campaign-expenditures by "for-profit" entities. Ten days prior to the election, a federal judge declared the prohibition "unconstitutional", a ruling that was upheld, in September 2000, by the U. S. Ninth Circuit Court of Appeals. This ruling was upheld by the United States Supreme Court in October 2001. The SPV filed lawsuits in April 2000, in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law;
         (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. The Company's legal counsel believes the claims asserted by the SPV are meritorious and that the SPV is likely to prevail in its lawsuit.

         In October 2001, a plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES, CONTINUED:

                  damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

11. CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

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

         The Company sold its gold and silver production predominantly to two customers during 2001, 2000 and 1999. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

         The Company is subject to credit risk in connection with its hedging activities as outlined in Note 12 in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance. The Company, however, could be subject to margin calls by its counterparties if the market price of gold significantly exceeds the contract price of its forward contracts.

12. DERIVATIVE INSTRUMENTS AND PRICE PROTECTION ARRANGEMENTS:

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

         During the second quarter of 2001, the Company entered into additional forward contracts and, at December 31, 2001, had outstanding contracts on 51,600 ounces of gold at an average price of approximately $268 per ounce. The fair market value of the forward contracts at December 31, 2001, was $597,600 less than contractual amounts. The unrealized mark-to-market loss is included in other expense on the Statement of Operations for the year ended December 31, 2001.

         The Company liquidated certain gold forward contracts in 1998 and 1999. The gains on the liquidations were deferred and have been recognized in operations based on the original expected settlement dates of the forward contracts. For the years ended December 31, 2001, 2000, and 1999, deferred income of $0.3 million, $8.4 million, and $5.4 million, respectively, is included in revenues on the Statement of Operations in connection with the transactions.

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. During 2001, $1,264,000 of the gain was recognized and is included in revenues on the Statement of Operations. The balance will be recognized in 2002.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments approximate carrying values at December 31, 2001, and December 31, 2000. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

RESTRICTED CASH: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

AVAILABLE FOR SALE SECURITIES: Carrying amounts are based on readily determinable fair values.

LONG-TERM DEBT: Carrying values approximate fair values based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

14. INCOME TAXES:

         There was no current or deferred provision for income taxes for the years ended December 31, 2001, 2000, and 1999. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

                                                                       2001             2000              1999
                                                                       ----             ----              ----
         Tax at statutory rate of 34%                               ($1,951,600)     ($4,104,800)        $69,200
         Net operating loss (with) without tax benefit                1,951,600        4,104,800         (69,200)
                                                                     ----------       ----------         -------
                                                                     $        -       $        -         $     -
                                                                     ==========       ==========         =======

         Deferred tax assets comprised the following at December 31:

==============================================================================================================================
                                                                               2001                          2000
------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
     Reserve for mine reclamation                                         $    1,630,500                 $    1,620,700
     Inventories                                                               1,526,300                      1,807,600
     Net PP&E (writedowns, depreciation/depletion and
         exploration/development expenditures)                                   189,900                        652,000
     Net operating loss carryforwards                                         23,122,400                     19,230,600
     Other                                                                     1,335,100                      1,528,000
                                                                          --------------                 --------------
         Total gross deferred tax assets                                      27,804,200                     24,838,900
     Valuation allowance                                                     (27,804,200)                   (24,838,900)
                                                                          --------------                 --------------
     Net deferred tax assets                                              $            -                 $            -
                                                                          ==============                 ==============
==============================================================================================================================

         Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2001, the valuation allowance increased by $2,965,300. During 2000, the valuation allowance

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. INCOME TAXES, CONTINUED:

increased by $4,739,800. During 1999, the valuation allowance decreased by $1,167,500. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

         At December 31, 2001, the Company had net operating loss carryforwards for regular tax purposes of approximately $62,832,200 and approximately $51,879,800 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2002 through 2021.

         As a result of a merger in 1987, net operating loss carryforwards at the merger date were limited by Section 382 of the Internal Revenue Tax Code to approximately $112,800 annually. Of the total net loss carryforwards available at December 31, 2001, $169,000 remains subject to Section 382 limitations.

15. STOCK OPTIONS:

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

         Incentive stock option activity during 2001, 2000, and 1999 was as follows:

==============================================================================================================================
                                         2001                              2000                             1999
------------------------------------------------------------------------------------------------------------------------------
                                               WEIGHTED                          WEIGHTED                         WEIGHTED
                                AMOUNT          AVERAGE          AMOUNT        AVERAGE PRICE       AMOUNT      AVERAGE PRICE
                                                 PRICE
------------------------------------------------------------------------------------------------------------------------------
Outstanding,
     beginning of year          518,875         $ 3.20            387,750          $5.97           535,925         $6.48
Granted                         201,000         $ 1.04            276,000          $1.08            10,500         $1.00
Exercised                       (66,666)        $ 1.00             (2,500)         $1.00                 -             -
Forfeited                       (33,334)        $ 1.00           (121,250)         $6.45          (119,050)        $7.36
Expired                         (73,000)        $11.31            (21,125)         $8.00           (39,625)        $7.20
                                --------                       -----------                       ----------
Outstanding,
     end of year                546,875         $ 1.73            518,875          $3.20           387,750         $5.97
                                =======                           =======                        =========
Exercisable,
     end of year                182,375         $ 3.02            276,208          $5.05           273,750         $7.88
==============================================================================================================================

         A summary of the outstanding incentive stock options as of December 31, 2001, follows:

     ================================================================================================================
              RANGE OF EXERCISE               AMOUNT               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                   PRICES                  OUTSTANDING        REMAINING CONTRACTUAL LIFE           EXERCISE PRICE
     ----------------------------------------------------------------------------------------------------------------
               $ 1.00 - $ 1.49                461,750                 4.0 years                          $1.07
               $ 1.50 - $ 4.99                 62,500                 0.9 years                          $4.75
               $ 5.00 - $ 9.99                 22,625                 0.9 years                          $6.87

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. STOCK OPTIONS, CONTINUED:

         At December 31, 2001, there were 275,253 shares reserved for future issuance under the Plan.

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

         Non-qualified stock option activity during 2001, 2000, and 1999 was as follows:

==============================================================================================================================
                                           2001                            2000                            1999
                              ------------------------------------------------------------------------------------------------
                                                 WEIGHTED                        WEIGHTED                        WEIGHTED
                                  AMOUNT       AVERAGE PRICE      AMOUNT      AVERAGE PRICE       AMOUNT       AVERAGE PRICE
------------------------------------------------------------------------------------------------------------------------------
Outstanding,
     beginning of year            255,000          $1.17          220,000         $1.98            37,500          $9.68
Granted                            30,000          $1.05           55,000         $0.77           195,000          $0.96
Exercised                               -              -                -             -                 -              -
Forfeitures                             -              -          (17,500)        $9.13           (10,000)         $9.20
Expirations                       (27,500)         $2.11           (2,500)        $8.16            (2,500)         $8.76
                                  --------                       ---------                      ----------
Outstanding,
     end of year                  257,500          $1.06          255,000         $1.17           220,000          $1.98
                                  =======                         =======                       =========
Exercisable,
     end of year                  227,500          $1.06          250,000         $1.17           212,500          $2.04
==============================================================================================================================

         A summary of the outstanding non-qualified stock options as of December 31, 2001, follows:

         ============================================================================================================
          RANGE OF EXERCISE PRICES    AMOUNT OUTSTANDING      WEIGHTED AVERAGE REMAINING         WEIGHTED AVERAGE
                                                                   CONTRACTUAL LIFE               EXERCISE PRICE
         ------------------------------------------------------------------------------------------------------------
              Less than $1.00                 67,500                  3.3 years                        $  0.70
               $ 1.00 - $ 4.99               187,500                  3.1 years                        $  1.04
               $ 5.00 - $ 9.99                 2,500                  0.4 years                         $12.00
         ============================================================================================================

         At December 31, 2001, there were 104,589 shares reserved for future issuance under the Non-Qualified Plan.

         The Company measures compensation cost as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). No compensation cost has been recognized in the financial statements as the exercise price of all option grants is at least equal to 100% of the market price of the Company's common stock at the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a 'fair value" based method of accounting for

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. STOCK OPTIONS, CONTINUED:

employee options or similar equity instruments. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded:

        ==============================================================================================================
                                                                    2001                 2000              1999
        --------------------------------------------------------------------------------------------------------------
         Net income (loss)
             o    As reported                                    ($5,740,100)        ($12,072,800)       $203,500
             o    Pro Forma                                      ($5,840,200)        ($12,146,900)      ($ 30,600)

         Basic and diluted income (loss) per share
             o    As reported                                         ($0.42)              ($1.03)          $0.02
             o    Pro Forma                                           ($0.42)              ($1.04)              -
         =============================================================================================================

         The weighted average fair value for options granted in 2001, 2000, and 1999 was $0.56 per share, $0.60 per share, and $0.64 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

         =============================================================================================================
                                                                   2001                 2000               1999
                                                          ------------------------------------------------------------
         Expected volatility
             o    Incentive Stock Options                         76.9%                 93.6%             92.5%
             o    Non-Qualified Stock Options                     76.9%                 83.7%             77.0%
         -------------------------------------------------------------------------------------------------------------
         Expected option term
             o    Incentive Stock Options                        3 years               3 years           3 years
             o    Non-Qualified Stock Options                    5 years               5 years           5 years
         -------------------------------------------------------------------------------------------------------------
         Weighted average risk-free interest rate
             o    Incentive Stock Options                          3.8%                 5.3%               5.9%
             o    Non-Qualified Stock Options                      5.0%                 6.1%               6.1%
         -------------------------------------------------------------------------------------------------------------
         Forfeiture rate
             o    Incentive Stock Options                          10%                   10%                 - (1)
             o    Non-Qualified Stock Options                       5%                    5%                5%
         =============================================================================================================

         (1) Incentive Stock Option grants in 1999 were immediately exercisable.

16. EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. Inclusion of common stock equivalents would have an antidilutive effect on per share amounts for the years presented with net losses. Inclusion of common stock equivalents had no effect on per share amounts in 1999. Accordingly, the Company's basic and diluted EPS computations are the same for all years presented. Common stock equivalents in 2001, 2000, and 1999 that were not included in the computation of diluted EPS because the effect would be antidilutive were 757,900, 626,100, and 640,000, respectively.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. ASSIGNMENT OF ROYALTY PROCEEDS:

         In October 2001, the Company issued 1,050,000 shares of common stock with a fair market value of $1,207,500 to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company's Briggs Mine, commencing April 1, 2001.

18. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of. SFAS No. 144 further requires that a single accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, (January 1, 2002 for the Company) and interim periods within those fiscal years. Upon adoption, there was no impact on the Company's results of operations or financial position.

19. SUBSEQUENT EVENTS:

         In January 2002, the Company completed a private placement that initially commenced in December 2001. Additional proceeds of $0.2 million were realized through the sale of 229,886 shares of common stock.

         In March 2002, the Company commenced an equity offering of units consisting of one common stock and one warrant to purchase one share of common stock, priced at $1.23 per unit. The warrant, exercisable at any time during the twelve month period following closing, entitles the holder to purchase one share of common stock at a price of $1.67 per share. Through March 29, 2002, proceeds of approximately $1.7 million had been received in connection with the offering.

SELECTED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information (unaudited) for the years ended December 2001 and 2000 is summarized as follows:

=============================================================================================================================
                                                                                     2001
-----------------------------------------------------------------------------------------------------------------------------
                                                      FIRST                 SECOND           THIRD             FOURTH
                                                     QUARTER               QUARTER          QUARTER            QUARTER
-----------------------------------------------------------------------------------------------------------------------------
Sales                                               $7,325,100           $6,168,000         $8,933,200        $5,699,700
Gross profit                                        $1,029,900           $1,070,600         $2,470,600        $  390,900
Net income (loss)                                  ($  875,800)         ($1,807,300)       ($2,177,000)      ($  880,000)
Net income (loss per share)                        ($     0.07)         ($     0.14)       ($     0.16)      ($     0.06)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     2000
-----------------------------------------------------------------------------------------------------------------------------
Sales                                               $8,846,300           $8,541,500         $9,060,600        $8,227,900
Gross profit                                        $2,232,300           $2,808,300         $2,932,200        $2,438,100
Net income (loss)                                  ($  812,900)          $  147,800         $  224,800      ($11,632,500)(1)
Net income (loss) per share                        ($     0.07)          $     0.01         $     0.02      ($      0.99)
=============================================================================================================================

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Financial Statements (included in Part II of this Report)

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Operations - Years Ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (Unaudited)

(b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 69 - 70. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

3.1      Articles of Incorporation of the Company, as amended (2)
3.1.1    Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (3)
3.2      Bylaws of the Company, as amended (8)
4.1      Specimen Common Stock Certificate (1)
4.2      Specimen Warrant Certificate (5)
4.3      Warrant Agreement dated March 20, 1996, by and between the Company and
         American Securities Transfer, Inc. (5)
4.4      Rights Agreement dated March 20, 1997, between Canyon Resources
         Corporation and American Securities Transfer & Trust, Inc. (6)
10.1     Change of Control Agreements, dated December 6, 1991, between the
         Company and Richard H. De Voto and Gary C. Huber (4)
10.2     Loan Agreement dated December 6, 1995, among CR Briggs Corporation as
         Borrower and Banque Paribas a Agent (5)
10.2.1   Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)
10.2.2   Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)
10.2.3   Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among
         CR Briggs Corporation and Banque Paribas as Agent (10)
10.2.4   Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (11)
10.2.5*  Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas, as Agent
10.3     Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (5)
10.4     Purchase Agreement dated September 25, 1997, between Phelps Dodge
         Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)
10.4.1   Second Amendment and Supplement to Purchase Agreement dated September
         17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and
         Canyon Resources Corporation, and Seven-Up Pete Joint Venture (10)
10.5     Assignment of Royalty Proceeds, effective as of April 1, 2001, between
         Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc.
         (12)
21.1*    Subsidiaries of the Registrant
23.1*    Consent of PricewaterhouseCoopers LLP
23.2*    Consent of Kvaerner Metals (formerly Davy International)

* Filed herewith

(1) Exhibit 4.1 is incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.
(2) Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.
(3) Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.
(4) Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(5) Exhibits 4.2, 4.3, 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.
(7) Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.
(8) Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(9)      Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits
         10.2.1 and 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(10)     Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits
         10.2.3 and 10.4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(11) Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(12) Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      CANYON RESOURCES CORPORATION


Date: March 29, 2002                  /s/ Richard H. De Voto
                                      -----------------------------------------
                                      Richard H. De Voto
                                      Principal Executive Officer


Date: March 29, 2002                  /s/ Gary C. Huber
                                      -----------------------------------------
                                      Gary C. Huber
                                      Principal Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 29, 2002                  s/ Richard H. De Voto
                                      -----------------------------------------
                                      Richard H. De Voto, Director

Date:  March 29, 2002                 /s/ Gary C. Huber
                                      -----------------------------------------
                                      Gary C. Huber,  Director

Date:  March 29, 2002                 /s/ Leland O. Erdahl
                                      -----------------------------------------
                                      Leland O. Erdahl, Director

Date:  March 29, 2002                 /s/ Richard F. Mauro
                                      -----------------------------------------
                                      Richard F. Mauro, Director

Date:  March 29, 2002                 /s/ David K. Fagin
                                      -----------------------------------------
                                      David K. Fagin, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

3.1      Articles of Incorporation of the Company, as amended (2)
3.1.1    Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (3)
3.2      Bylaws of the Company, as amended (8)
4.1      Specimen Common Stock Certificate (1)
4.2      Specimen Warrant Certificate (5)
4.3      Warrant Agreement dated March 20, 1996, by and between the Company and
         American Securities Transfer, Inc. (5)
4.4      Rights Agreement dated March 20, 1997, between Canyon Resources
         Corporation and American Securities Transfer & Trust, Inc. (6)
10.1     Change of Control Agreements, dated December 6, 1991, between the
         Company and Richard H. De Voto and Gary C. Huber (4)
10.2     Loan Agreement dated December 6, 1995, among CR Briggs Corporation as
         Borrower and Banque Paribas a Agent (5)
10.2.1   Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)
10.2.2   Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas as Agent (9)
10.2.3   Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among
         CR Briggs Corporation and Banque Paribas as Agent (10)
10.2.4   Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (11)
10.2.5*  Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque
         Paribas, as Agent
10.3     Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (5)
10.4     Purchase Agreement dated September 25, 1997, between Phelps Dodge
         Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (7)
10.4.1   Second Amendment and Supplement to Purchase Agreement dated September
         17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and
         Canyon Resources Corporation, and Seven-Up Pete Joint Venture (10)
10.5     Assignment of Royalty Proceeds, effective as of April 1, 2001, between
         Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc.
         (12)
21.1*    Subsidiaries of the Registrant
23.1*    Consent of PricewaterhouseCoopers LLP
23.2*    Consent of Kvaerner Metals (formerly Davy International)

* Filed herewith

(1) Exhibit 4.1 is incorporated by reference from the Company's Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.
(2) Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.
(3) Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.
(4) Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(5) Exhibits 4.2, 4.3, 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.
(7) Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.
(8) Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(9)      Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits
         10.2.1 and 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(10)     Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits
         10.2.3 and 10.4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(11) Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(12) Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.