Form 10-Q
period 2002-03-31
CANYON RESOURCES CORP
filed 2002-05-14
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended March 31, 2002
or
     Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from_________to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,199,549 shares of the Company’s Common Stock were outstanding as of May 1, 2002.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

         The following consolidated financial statements have been prepared by Canyon Resources Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

         These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2001.

	Consolidated Balance Sheets	Page 3

	Consolidated Statements of Operations	Page 4

	Consolidated Statements of Cash Flows	Page 5-6

	Consolidated Statement of Changes in Stockholders’ Equity	Page 7

	Notes to Interim Consolidated Financial Statements	Page 8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 19

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$2,354,400	$1,618,100

Restricted cash	500	129,700

Accounts receivable	293,500	22,800

Inventories	6,265,900	6,802,600

Prepaid and other assets	419,900	500,800

Total current assets	9,334,200	9,074,000

Property and equipment, at cost

Mining claims and leases	23,102,200	23,005,100

Producing properties	50,467,900	49,705,600

Other	919,900	919,900

	74,490,000	73,630,600

Accumulated depreciation and depletion	(38,034,000)	(36,826,800)

Net property and equipment	36,456,000	36,803,800

Other assets	2,595,200	2,601,400

Total Assets	$48,385,400	$48,479,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,215,400	$4,840,000

Notes payable – current	2,842,500	1,743,100

Capital leases – current	491,700	560,400

Stock issuance obligation	1,681,500	—

Unrealized loss on derivative instruments	1,515,200	597,600

Other accrued liabilities	773,100	875,400

Total current liabilities	12,519,400	8,616,500

Notes payable – long term	628,500	2,074,200

Capital leases – long term	432,900	504,000

Accrued reclamation costs	3,934,100	3,914,200

Total Liabilities	17,514,900	15,108,900

Commitments and contingencies (Note 8)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 16,596,700 at March 31, 2002, and 16,306,700 at
December 31, 2001	166,000	163,100

Capital in excess of par value	100,199,200	99,992,800

Deficit	(70,442,700)	(68,065,400)

Accumulated other comprehensive income	948,000	1,279,800

Total Stockholders’ Equity	30,870,500	33,370,300

Total Liabilities and Stockholders’ Equity	$48,385,400	$48,479,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2002	2001

REVENUE

Sales	$4,042,300	$7,325,100

EXPENSES

Cost of sales	4,137,900	6,295,200

Depreciation, depletion, and amortization	1,199,600	1,663,100

Selling, general and administrative	329,300	298,300

Exploration costs	10,000	14,900

(Gain) on asset disposals	(228,900)	(45,700)

	5,447,900	8,225,800

OTHER INCOME (EXPENSE)

Interest income	15,900	47,800

Interest expense	(89,000)	(187,500)

Unrealized loss on derivative instruments	(917,700)	—

Other income	19,100	164,600

	(971,700)	24,900

Net loss	($2,377,300)	($875,800)

Basic and diluted loss per share	($0.14)	($0.07)

Weighted average shares outstanding	16,580,200	13,229,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2001

Cash flows from operating activities:

Net loss	($2,377,300)	($875,800)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Depreciation and depletion	1,199,600	1,663,100

Amortization of financing costs	15,800	50,600

Gain on asset dispositions	(228,900)	(45,700)

Unrealized loss on derivative instruments	917,600	—

Reclassification adjustment of other comprehensive income	(331,800)	(557,300)

Other	9,300	—

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(270,700)	125,300

Decrease in inventories	536,700	1,447,400

Decrease in prepaid and other assets	80,900	36,400

Increase in accounts payable and accrued liabilities	271,300	36,200

Increase (decrease) in other liabilities	19,900	(13,000)

(Increase) decrease in restricted cash	119,600	(224,500)

Total adjustments	2,339,300	2,518,500

Net cash provided by (used in) operating activities	(38,000)	1,642,700

Cash flows from investing activities:

Purchases and development of property and equipment	(850,000)	(2,010,400)

Proceeds from asset sales	228,900	45,700

Net cash used in investing activities	(621,100)	(1,964,700)

Cash flows from financing activities:

Issuance of stock	200,000	456,800

Private placement proceeds	1,681,500	—

Payments on debt	(346,300)	—

Payments on capital lease obligations	(139,800)	(88,000)

Net cash provided by financing activities	1,395,400	368,800

Net increase in cash and cash equivalents	736,300	46,800

Cash and cash equivalents, beginning of year	1,618,100	1,061,200

Cash and cash equivalents, end of period	$2,354,400	$1,108,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $61,300 of interest during the first three months of 2002, and $136,900 during the corresponding period of 2001.

2.	The Company paid no income taxes during the first three months of 2002 nor the corresponding period of 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company acquired certain real property interests during the first three months of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

         The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Common
	Number of	At Par	Excess of Par	Retained	Comprehensive	Shareholders'
	Shares	Value	Value	Deficit	Income (Loss)	Equity

Balances, December 31, 2001	16,306,700	$163,100	$99,992,800	($68,065,400)	$1,279,800	$33,370,300

Issuance of stock for cash	229,900	2,300	197,700			200,000

Other stock issued	10,800	100	9,200			9,300

Exercise of stock options	49,300	500	(500)			—

Comprehensive loss

Net loss				(2,377,300)		(2,377,300)

Other comprehensive loss

Reclassification adjustments:

Deferred hedging gains recognized in net income					(316,000)	(316,000)

Gain on securities recognized in net income					(15,800)	(15,800)

Other comprehensive loss					(331,800)	(331,800)

Comprehensive loss						(2,709,100)

Balances, March 31, 2002	16,596,700	$166,000	$100,199,200	($70,442,700)	$948,000	$30,870,500

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

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2002.

2.	Management Estimates and Assumptions:

Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates.

3.	Change In Accounting Principle:

On January 1, 2002, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Change In Accounting Principle, continued:

presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. Upon adoption, there was no impact on the Company’s results of operations or financial position.

4.	Restricted Cash:

Restricted cash consisted of the following at:

	March 31,	December 31,
	2002	2001

Collateral for Letter of Credit (a)	$249,000	$249,000

Collateral for reclamation bonds and other contingent events (b)	147,600	146,800

Kendall Mine reclamation (c)	1,878,200	1,869,300

Unexpended proceeds from gold sales (d)	500	129,700

	2,275,300	2,394,800

Current portion	500	129,700

Noncurrent portion*	$2,274,800	$2,265,100

*	Included in other assets

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2002, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety in an interest bearing account as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories:

Inventories consisted of the following at:

	March 31,	December 31,
	2002	2001

Gold-in-process (a)	6,007,800	6,436,900

Materials and supplies	258,100	365,700

	6,265,900	6,802,600

(a)	Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.	Notes Payable:

Notes payable consisted of the following at:

	March 31,	December 31,
	2002	2001

Briggs Loan Facility (a)	$3,402,900	$3,749,200

Other	68,100	68,100

	3,471,000	3,817,300

Current portion	2,842,500	1,743,100

Notes Payable — Noncurrent	$628,500	$2,074,200

(a)	During the first quarter of 2002, the weighted average interest rate on the loan facility was 4.3%. For the comparable period in 2001, the weighted average interest rate was 8.4%.

7.	Stock Issuance Obligation:

In March 2002, the Company commenced an equity offering of units consisting of one common stock and one warrant to purchase one share of common stock, priced at $1.23 per unit. The warrant, exercisable at any time during the twelve month period following closing, entitles the holder to purchase one share of common stock at a price of $1.67 per share. Through March 31, 2002, proceeds of $1,681,500 had been received. In April 2002, the Company issued 1,367,085 shares of common stock and warrants to purchase 1,367,085 shares of common stock in connection with the proceeds received in March 2002.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In January 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate of costs remaining to achieve mine closure of approximately $1.6 million could be impacted by the outcome of an agency decision following an EIS.

(b)	Surety Bonds

The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. At March 31, 2002, the Surety issuing the bonds held the following collateral: (i) cash in the amount of $147,600; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, and is in discussions with the Surety to reschedule the deposit requirements.

On or before October 20, 2002, the Company is required to replace a $0.5 million surety bond presently supported by Franco-Nevada Mining Corporation in connection with reclamation obligations at the McDonald Gold Project.

(c)	Contingent Liability:

On September 25, 1997, the Company, together with its wholly-owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (SPV) from CR Montana’s partner

8.	Commitments and Contingencies, continued:

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

In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims,

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingencies, continued:

and all of the takings claims. The Company’s legal counsel believes the claims asserted by the SPV are meritorious and that the SPV is likely to prevail in its lawsuit.

In October 2001, a plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

9.	Derivative Instruments and Price Protection Arrangements:

The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. At March 31, 2002, the Company had outstanding contracts on 43,200 ounces of gold at an average price of approximately $268 per ounce with a fair market value that was $1,515,200 less than contractual amounts. At December 31, 2001, the fair market value of the Company’s forward contracts (51,600 ounces at an average price of approximately $268 per ounce) was $597,600 less than contractual amounts. The change of $917,600 since December 31, 2001 in the unrealized mark-to-market loss of the contracts is shown as a separate line item in the other income (expense) section on the Statement of Operations.

On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million, which was deferred. During the first quarters of 2002 and 2001, $0.3 million of the gain was recognized in each period and is included in revenues on the Statement of Operations.

The Company liquidated certain gold contracts in 1999. The gain on the liquidation was deferred and has been recognized in operations based on the original expected settlement dates of the forward contracts. For the three months ended March 31, 2001, deferred income of $0.3 million is included in revenues on the Statement of Operations in connection with the transaction.

During the first quarter of 2001, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Earnings per Share (EPS):

The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents that were not included in the computation of diluted EPS for the three months ended March 31, 2002 and 2001, were 722,900 and 757,200, respectively.

11.	Income Taxes:

The Company has not recorded a tax benefit for the current period as the benefit is not expected to be realized during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

12.	Recently Issued Financial Accounting Standard:

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

13.	Subsequent Event:

In April 2002, the Company completed a private placement that initially commenced in March 2002. See Note 7. Additional proceeds of $290,000 were realized through the sale of 235,775 shares of common stock and warrants to purchase 235,775 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

         The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Results of Operations

         The Company recorded a net loss of $2.4 million, or $0.14 per share, on revenues of $4.0 million for the three months ended March 31, 2002. For the comparable period of 2001, the Company recorded a net loss of $0.9 million, or $0.07 per share, on revenues of $7.3 million.

         For the three months ended March 31, 2002, the Company sold 13,338 ounces of gold and 5,554 ounces of silver at an average price of $303 per equivalent gold ounce. For the comparable period of 2001, the Company sold 24,097 ounces of gold and 4,400 ounces of silver at an average realized price of $304 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $291 and $263 per ounce for the three months ended March 31, 2002 and 2001, respectively.

         The following table summarizes the Company’s gold deliveries and revenues:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000's	Ounces	Oz.	$000's

Deliveries

Forwards	6,000	$268	$1,610	7,000	$320	$2,239

Spot sales	7,338	$285	2,091	17,097	$264	4,509

Deferred income	—		316	—		557

	13,338	$301	4,017	24,097	$303	7,305

Other transactions

Silver proceeds	—		25	—		20

	13,338	$303	$4,042	24,097	$304	$7,325

         Cost of sales was $4.1 million for the three months ended March 31, 2002, as compared to $6.3 million in the prior period. Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute’s Production Cost Standard, was as follows:

	Three months ended March 31,

	2002	2001

Cash operating (1)	$307	$250

Total cash costs (2)	$307	$255

Total production costs (3)	$393	$329

(1)	All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

(2)	Cash operating costs plus royalties.

(3)	Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Cash costs per ounce were higher in the current period due to lower gold production. During the first quarter of 2002, high strip ratios in the last remaining benches of the North Briggs deposit and pre-stripping requirements at the Goldtooth deposit resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

         Depreciation, depletion and amortization was lower in the current period due to lower ounces of gold sold.

         Selling, general and administrative expense and exploration costs were not materially different for the periods presented.

         Interest income was lower in the current period due to lower yields. Interest expense was lower in the current period due to lower principal balances and interest rates.

         The Company recognized gains of approximately $0.229 million and $0.045 million in connection with the sale of a foreign exploration property during the three months ended March 31, 2002 and 2001, respectively.

         During the first quarter of 2002, the Company recorded an unrealized mark-to-market loss on its forward gold contracts of approximately $0.9 million. This amount is shown as a separate line item in the other income (expense) section on the Statement of Operations. There was no comparable activity in the prior period.

         During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of approximately $0.2 million. This amount is shown as other income on the Statement of Operations. There was no comparable activity in the current period.

Liquidity & Capital Resources

         For the three months ended March 31, 2002, operating activities used $0.1 million of cash, investing activities used $0.6 million and financing activities provided $1.4 million resulting in a net increase in cash of $0.7 million. Cash and cash equivalents at March 31, 2002 was $2.4 million.

         During the first quarter of 2002, the Company spent $0.8 million at the Briggs Mine, principally to develop the Goldtooth deposit and $0.1 million on the McDonald Gold Project.

         During the first quarter of 2002, the Company raised approximately $1.9 million through private equity offerings, paid down debt by approximately $0.3 million, and made capital lease payments of approximately $0.2 million.

Other Matters

McDonald Gold Project — Anti-Cyanide Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. The Company’s legal counsel believes the claims asserted by the SPV are meritorious and that the SPV is likely to prevail in its lawsuit.

McDonald Gold Project — State Leases

         On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company has asked the court to review and invalidate the DNRC’s action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved.

Kendall Mine — Environmental Regulation

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In January 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate of costs remaining to achieve mine closure of approximately $1.6 million could be impacted by the outcome of an agency decision following an EIS.

Kendall Mine – Legal Matters

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

Recently Issued Financial Accounting Standard

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

         The Company’s earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $331 per ounce.

         The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. As of March 31, 2002, the Company had outstanding forward contracts on 43,200 ounces of gold at an average price of $268 per ounce, approximately 64% of anticipated production over the next twelve months. A forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company’s annual profitability and cash flow, if 50% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.3 million. Similarly, forward deliveries of only 25% of estimated production with a $10 change in the price of gold would impact the Company’s annual profitability and cash flow by approximately $0.5 million.

         There are certain market risks associated with the forward gold contracts utilized by the Company. If the Company’s counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. In addition, the Company could be subject to cash margin calls by counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations.

         At March 31, 2002, the fair value of the Company’s forward gold contracts was approximately $1.5 million less than contractual amounts.

Interest Rates

         At March 31, 2002, the Company’s debt was approximately $3.5 million, primarily relating to the Briggs Mine loan facility. The Company is required to periodically reset the rate on the loan facility for periods that the Company may choose which range in duration from one to six months. During the first quarter of 2002, the interest rate on the facility averaged 4.3%. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of approximately $3.5 million at March 31, 2002.

Foreign Currency

         The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings:	None

Item 2.	Changes in Securities

In January 2002, the Company issued 229,886 unregistered shares of its $0.01 par value common stock in a private placement transaction for aggregate proceeds of $200,000. The shares were issued only to accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In January 2002, the Company issued 10,802 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In April 2002, the Company issued 1,602,860 unregistered shares of its $0.01 par value stock and warrants to purchase 1,602,860 shares of common stock in a transaction more fully described in Notes 7 and 13 to the Interim Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q. The shares and warrants were issued only to accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6(a)	Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 21-22. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b)	Reports on Form 8-K:	None

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2*	Specimen Warrant Certificate

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date:	May 13, 2002	/s/ Gary C. Huber Gary C. Huber Chief Financial Officer

Date:	May 13, 2002	/s/ Richard T. Phillips Richard T. Phillips Treasurer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2*	Specimen Warrant Certificate

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.