Form 10-Q
period 2002-06-30
CANYON RESOURCES CORP
filed 2002-08-14
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended June 30, 2002
or
    Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _______ to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,573,868 shares of the Company’s Common Stock were outstanding as of August 1, 2002.

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

Consolidated Balance Sheets	Page 3

Consolidated Statements of Operations	Page 4

Consolidated Statements of Cash Flows	Page 5-6

Consolidated Statement of Changes in Stockholders’ Equity	Page 7

Notes to Interim Consolidated Financial Statements	Page 8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$474,900	$1,618,100

Restricted cash	5,300	129,700

Accounts receivable	353,400	22,800

Inventories	7,195,400	6,802,600

Prepaid and other assets	479,100	500,800

Total current assets	8,508,100	9,074,000

Property and equipment, at cost

Mining claims and leases	23,291,200	23,005,100
Producing properties	43,343,000	49,705,600

Other	919,900	919,900

	67,554,100	73,630,600

Accumulated depreciation and depletion	(32,795,800)	(36,826,800)

Net property and equipment	34,758,300	36,803,800

Other assets	2,589,500	2,601,400

Total Assets	$45,855,900	$48,479,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,802,300	$4,840,000

Notes payable – current	1,839,200	1,743,100

Capital leases – current	207,600	560,400

Stock issuance obligation	—	—

Unrealized loss on derivative instruments	1,649,800	597,600

Other accrued liabilities	688,900	875,400

Total current liabilities	8,187,800	8,616,500

Notes payable – long term	—	2,074,200

Capital leases – long term	123,300	504,000

Accrued reclamation costs	3,978,900	3,914,200

Total Liabilities	12,290,000	15,108,900

Commitments and contingencies (Note 7)

Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 19,555,300 at June 30, 2002, and 16,306,700 at December 31, 2001	195,500	163,100

Capital in excess of par value	103,880,500	99,992,800

Deficit	(71,142,100)	(68,065,400)

Accumulated other comprehensive income	632,000	1,279,800

Total Stockholders’ Equity	33,565,900	33,370,300

Total Liabilities and Stockholders’ Equity	$45,855,900	$48,479,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUE

Sales	$2,838,000	$6,168,000	$6,880,300	$13,493,100

EXPENSES

Cost of sales	3,215,400	5,097,400	7,353,300	11,392,600

Depreciation, depletion, & amortization	863,100	1,969,400	2,062,700	3,632,500

Selling, general & administrative	410,700	304,900	740,000	603,200

Exploration costs	10,800	24,100	20,800	39,000

Gain on asset disposals	(1,172,600)	—	(1,401,500)	(45,700)

	3,327,400	7,395,800	8,775,300	15,621,600

OTHER INCOME (EXPENSE)

Interest income	13,900	34,100	29,800	81,900

Interest expense	(89,400)	(158,700)	(178,400)	(346,200)

Unrealized loss on derivative instruments	(134,500)	(454,900)	(1,052,200)	(454,900)

Other	—	—	19,100	164,600

	(210,000)	(579,500)	(1,181,700)	(554,600)

Net loss	($699,400)	($1,807,300)	($3,076,700)	($2,683,100)

Basic and diluted loss per share	($0.04)	($0.14)	($0.17)	($0.20)

Weighted average shares outstanding:

Basic eps	18,914,200	13,351,900	17,747,200	13,290,800

Diluted eps	18,914,200	13,351,900	17,747,200	13,290,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:

Net loss	($3,076,700)	($2,683,100)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Depreciation and depletion	2,062,700	3,632,500

Amortization of financing costs	30,600	95,400

Gain on asset dispositions	(1,401,500)	(45,700)

Unrealized loss on derivative instruments	1,052,200	454,900

Reclassification adjustment of other comprehensive income	(647,800)	(873,300)

Other	26,600	—

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(330,600)	15,000

(Increase) decrease in inventories	(442,100)	376,300

Decrease in prepaid and other assets	21,700	69,200

Increase in accounts payable and accrued liabilities	414,400	1,041,000

Increase (decrease) in other liabilities	64,700	(42,000)

(Increase) decrease in restricted cash	105,700	(18,400)

Total adjustments	956,600	4,704,900

Net cash provided by (used in) operating activities	(2,120,100)	2,021,800

Cash flows from investing activities:

Purchases and development of property and equipment	(1,274,100)	(2,268,000)

Proceeds from asset sales	2,791,100	459,000

Net cash provided by (used in) investing activities	1,517,000	(1,809,000)

Cash flows from financing activities:

Issuance of stock, net	2,171,500	456,800

Payments on debt	(1,978,100)	(807,800)

Payments on capital lease obligations	(733,500)	(195,900)

Net cash used in financing activities	(540,100)	(546,900)

Net decrease in cash and cash equivalents	(1,143,200)	(334,100)

Cash and cash equivalents, beginning of year	1,618,100	1,061,200

Cash and cash equivalents, end of period	$474,900	$727,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $124,900 of interest during the first half of 2002, and $250,800 during the corresponding period of 2001.

2.	The Company paid no income taxes during the first half of 2002 nor the corresponding period of 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company issued 1,337,100 shares of common stock with a fair market value of $1,722,000 to certain creditors as payment for goods and services during the first half of 2002.

2.	The Company issued 29,400 shares of common stock with a fair market value of $26,600 to an employee as compensation for services during the first half of 2002.

3.	The Company acquired certain real property interests during the first half of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

4.	Capital lease obligations of $125,000 were incurred during the first half of 2001.

5.	The Company financed an equipment lease buy-out in the amount of $167,400 during the first half of 2001.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Common
	Number of	At Par	Excess of Par	Retained	Comprehensive	Shareholders'
	Shares	Value	Value	Deficit	Income (Loss)	Equity

Balances, December 31, 2001	16,306,700	$163,100	$99,992,800	($68,065,400)	$1,279,800	$33,370,300

Stock issued for cash	1,832,800	18,300	2,153,200			2,171,500

Stock issued in payment of goods and services	1,337,100	13,300	1,708,700			1,722,000

Stock issued as compensation	29,400	300	26,300			26,600

Exercise of stock options	49,300	500	(500)			—

Comprehensive loss

Net loss				(3,076,700)		(3,076,700)

Other comprehensive loss Reclassification adjustments:

Deferred hedging gains recognized in net income					(632,000)	(632,000)

Gain on securities recognized in net income					(15,800)	(15,800)

Other comprehensive loss					(647,800)	(647,800)

Comprehensive loss						(3,724,500)

Balances, June 30, 2002	19,555,300	$195,500	$103,880,500	($71,142,100)	$632,000	$33,565,900

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

3.      Change In Accounting Principle:

On January 1, 2002, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off be considered held and used until it is disposed of by sale, whether previously held and used or newly acquired. SFAS No.144 additionally broadens the

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Change In Accounting Principle, continued:

presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. Upon adoption, there was no impact on the Company’s results of operations or financial position.

4.     Restricted Cash:

Restricted cash consisted of the following at:

	June 30,	December 31,
	2002	2001

Collateral for Letter of Credit (a)	$249,000	$249,000

Collateral for reclamation bonds and other contingent events (b)	148,300	146,800

Kendall Mine reclamation (c)	1,886,600	1,869,300

Unexpended proceeds from gold sales (d)	5,300	129,700

	2,289,200	2,394,800

Current portion	5,300	129,700

Noncurrent portion*	$2,283,900	$2,265,100

*Included in other assets

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2002, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety in an interest bearing account as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.     Inventories:

         Inventories consisted of the following at:

	June 30,	December 31,
	2002	2001

Gold-in-process (a)	$6,991,800	$6,436,900

Materials and supplies	203,600	365,700

	$7,195,400	$6,802,600

(a)	Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.     Notes Payable:

         Notes payable consisted of the following at:

	June 30,	December 31,
	2002	2001

Briggs Loan Facility (a)	$1,828,100	$3,749,200

Other	11,100	68,100

	1,839,200	3,817,300

Current portion	1,839,200	1,743,100

Notes Payable – Noncurrent	$—	$2,074,200

(a)	During the second quarter of 2002, the weighted average interest rate on the loan facility was 4.3%. For the comparable period in 2001, the weighted average interest rate was 7.0%. For the six months ended June 30, 2002, the weighted average interest rate was 4.3%. For the comparable period in 2001, the weighted average interest rate was 7.7%.

In June 2002, the Company pre-paid principal in certain orders of maturity totaling $1,460,000 in connection with the sale of the Briggs Mine crusher. At June 30, 2002, remaining scheduled principal payments are as follows:

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Notes Payable, continued:

September 2002	$72,500

October 2002	100,000

November 2002	100,000

December 2002	400,000

January 2003	441,200

February 2003	409,300

March 2003	305,100

$1,828,100

7. Commitments and Contingencies:

(a)	Kendall Mine Reclamation

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

The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. At June 30, 2002, the Surety issuing the bonds held the following collateral: (i) cash in the amount of $148,300; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies, continued:

On or before October 20, 2002, the Company is required to replace a $0.5 million surety bond presently supported by Franco-Nevada Mining Corporation in connection with reclamation obligations at the McDonald Gold Project.

(c)	Contingent Liability:

On September 25, 1997, the Company, together with its wholly-owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (SPV) from CR Montana’s partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana.

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

In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies, continued:

claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. The State’s position is that I-137 should have been reasonably anticipated by the SPV under the terms of the SPV’s State mineral leases and therefore, SPV has no valid claims. The Company’s legal counsel, Gough, Shanahan, Johnson & Waterman of Helena, Montana, has concluded discovery for the purpose of presenting evidence to the Court to establish that the State’s contentions are unfounded. Based on the discovery information and extensive case law, the Company’s legal counsel believes that it is likely that I-137 will be overturned, declared invalid, or modified so as to allow permitting of an application for an open-pit, cyanide heap-leaching operation at the McDonald Gold Project.

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

8.	Derivative Instruments and Price Protection Arrangements:

The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. At June 30, 2002, the Company had outstanding contracts on 36,600 ounces of gold at an average price of approximately $269 per ounce with a fair market value that was $1,649,800 less than contractual amounts. At March 31, 2002, the fair market value of the Company’s forward contracts (43,200 ounces of gold at an average price of approximately $268 per ounce) was $1,515,200 less than contractual amounts. At December 31, 2001, the fair market value of the Company’s forward contracts (51,600 ounces at an average price of approximately $268 per ounce) was $597,600 less than contractual amounts. For the three and six months ended June 30, 2002, the changes in the unrealized mark-to-market loss of the contracts of $134,500

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Derivative Instruments and Price Protection Arrangements, continued:

and $1,052,200, respectively, are shown as a separate line item in the other income (expense) section on the Statement of Operations.

On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million, which was deferred. During the second quarters of 2002 and 2001, $0.3 million of the gain was recognized in each period. For the six months ended June 30, 2002 and 2001, $0.6 million of the gain was recognized in each period. The gains are included in revenues on the Statement of Operations.

The Company liquidated certain gold contracts in 1999. The gain on the liquidation was deferred and has been recognized in operations based on the original expected settlement dates of the forward contracts. For the six months ended June 30, 2001, deferred income of $0.3 million is included in revenues on the Statement of Operations in connection with the transaction.

During the first six months of 2001, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is shown as other income on the Statement of Operations.

9.	Earnings per Share (EPS):

The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents that were not included in the computation of diluted EPS for the three months ended June 30, 2002 and 2001, were 2,354,200 and 758,900, respectively. For the six months ended June 30, 2002 and 2001, common stock equivalents that were not included in the computation of diluted EPS were 1,568,500 and 758,000, respectively.

10.	Income Taxes:

The Company has not recorded a current tax benefit as the benefit is not expected to be realized during the year. The benefit is also not realizable as a deferred tax asset as the Company records a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Recently Issued Financial Accounting Standards:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FASB Statements 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company does not believe SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not believe that SFAS No. 146 will have a material impact on its results of operations or financial position.

12.	Subsequent Event:

In August 2002, the Company sold directly and by auction certain mineral rights and fee lands in western Montana for approximately $0.7 million. Closing on the sales transactions conducted by auction (approximately $0.6 million) is scheduled to occur in September 2002. On August 4, 2002, a Temporary Restraining Order (TRO) was issued in Montana District

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Event, continued:

Court on behalf of certain land owners near the Kendall Mine who are currently involved in a lawsuit against the Company alleging violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine. The TRO prohibits the Company and its subsidiary, CR Kendall Corporation, from transferring and/or dissipating any of the proceeds from the auction pending a hearing scheduled on August 14, 2002 for purposes of determining the issuance of a Preliminary Injunction.

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

Results of Operations

         The Company recorded a net loss of $0.7 million, or $0.04 per share, on revenues of $2.8 million for the second quarter of 2002. For the six months ended June 30, 2002, the Company recorded a net loss of $3.1 million, or $0.17 per share, on revenues of $6.9 million. This compares to a net loss of $1.8 million, or $0.14 per share, on revenues of $6.2 million for the second quarter of 2001 and a net loss of $2.7 million, or $0.20 per share, on revenues of $13.5 million during the first six months of 2001.

         For the three months ended June 30, 2002, the Company sold 8,900 ounces of gold and 3,500 ounces of silver at an average price of $319 per equivalent gold ounce. For the comparable period of 2001, the Company sold 21,746 ounces of gold and 5,000 ounces of silver at an average realized price of $284 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $313 and $268 per ounce for the three months ended June 30, 2002 and 2001, respectively.

         The following table summarizes the Company’s gold deliveries and revenues for the three months ended June 30, 2002 and the comparable period for 2001:

	Three Months Ended			Three Months Ended
	June 30, 2002			June 30, 2001

	Gold	Average Price			Average Price
	Ounces	Per Oz.	Revenue $000's	Gold Ounces	Per Oz.	Revenue $000's

Deliveries

Forwards	3,900	$268	$1,045	1,600	$271	$434

Spot Sales	5,000	$292	1,460	20,146	$268	5,396

Deferred income	—	—	316	—	—	316

	8,900	$317	2,821	21,746	$283	6,146

Other transactions
Silver proceeds	—	—	17	—	—	22

	8,900	$319	$2,838	21,746	$284	$6,168

         For the six months ended June 30, 2002, the Company sold 22,238 ounces of gold and 9,054 ounces of silver at an average price of $309 per equivalent gold ounce. For the comparable period of 2001, the Company sold 45,843 ounces of gold and 9,400 ounces of silver at an average realized price of $294 per equivalent gold ounce. The COMEX gold price averaged $302 and $266 per ounce for the six months ended June 30, 2002 and 2001, respectively.

         The following table summarizes the Company’s gold deliveries and revenues for the six months ended June 30, 2002 and the comparable period for 2001.

	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2001

	Gold	Average Price			Average Price
	Ounces	Per Oz.	Revenue $000's	Gold Ounces	Per Oz.	Revenue $000's

Deliveries

Forwards	9,900	$268	$2,655	8,600	$311	$2,673

Spot sales	12,338	$288	3,551	37,243	$266	9,905

Deferred income	—	—	632	—	—	873

	22,238	$307	6,838	45,843	$293	13,451

Other transactions

Silver proceeds	—	—	42	—	—	42

	22,238	$309	$6,880	45,843	$294	$13,493

         Cost of sales was $3.2 million for the three months ended June 30, 2002, as compared to $5.1 million in the prior period. For the six months ended June 30, 2002, cost of sales was $7.4 million as compared to $11.4 million in the prior period.

         Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute’s Production Cost Standard, was as follows:

CR BRIGGS MINE
COST PER OUNCE OF GOLD SOLD

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Cash operating (1)	$358	$223	$327	$237

Total cash costs(2)	$358	$229	$327	$243

Total production costs (3)	$451	$323	$416	$327

(1)	All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

(2)	Cash operating costs plus royalties.

(3)	Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Cash costs per ounce were higher in the current periods due to lower gold production. The lower gold production was principally a result of completing pre-stripping requirements at the Goldtooth deposit which resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

         Depreciation, depletion and amortization was lower in the current periods due to lower ounces of gold sold.

         Selling, general and administrative expenses were approximately $0.1 million higher in the current periods due to an increase in investor relations activities.

         Interest income was lower in the current period due to lower yields. Interest expense was lower in the current period due to lower principal balances and interest rates.

         During the second quarter of 2002, the Company recognized a gain of approximately $1.2 million in connection with the sale of its crushing equipment at the Briggs Mine. In addition, the Company recognized gains of approximately $0.229 million and $0.045 million in connection with the sale of a foreign exploration property during the first half of 2002 and 2001, respectively.

         The Company recorded unrealized mark-to-market losses on its forward gold contracts of approximately $0.1 million and $1.1 million for three and six months ended June 30, 2002. This amount is shown as a separate line item in the other income (expense) section on the Statement of Operations. There was no comparable activity in the prior periods.

         During the first half of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of approximately $0.2 million. This amount is shown as other income on the Statement of Operations. There was no comparable activity in the current period.

Liquidity & Capital Resources

         For the six months ended June 30, 2002, operating activities used $2.1 million of cash, investing activities provided $1.5 million of cash, and financing activities used $0.5 million of cash resulting in a net decrease in cash of $1.1 million. Cash and cash equivalents at June 30, 2002 was $0.5 million.

         During the first half of 2002, the Company spent $1.0 million at the Briggs Mine, principally to develop the Goldtooth deposit and $0.3 million on the McDonald Gold Project. During the first half of 2002, the Company received proceeds of approximately $2.6 million in connection with the sale of its crushing equipment at the Briggs Mine and approximately $0.2 million from the sale of a foreign exploration property.

         During the first half of 2002, the Company raised approximately $2.2 million through private equity offerings, paid down debt by approximately $2.0 million, and made capital lease payments of approximately $0.7 million.

         For the last half of 2002, the Briggs Mine is expected to produce approximately 38,000 ounces of gold at cash operating costs in the range of $210-$220 per ounce. Approximately 28,000 ounces of the production is expected to be delivered into forward contracts at an average price of approximately $269 per ounce. Debt service for the last half of 2002 of approximately $0.7 million is expected to be made from the Mine’s operating cash flow. On-going corporate and property holding costs for the last half of 2002 are expected to total approximately $0.8 million.

         Certain financial transactions are pending which, if not resolved in the Company’s favor, could negatively impact the Company’s liquidity. In July 2002, a final payment of approximately $1.6 million was due the Company from the sale of a foreign exploration property. Although the buyer has committed to the purchase, the transaction has not yet been completed. In August 2002, the Company sold directly and by auction certain mineral rights and fee lands in western Montana for approximately $0.7 million. Closing on the sales transactions conducted by auction (approximately $0.6 million) is scheduled to occur in September 2002. On August 4, 2002, a Temporary Restraining Order (TRO) was issued in Montana District Court on behalf of certain land owners near the Kendall Mine who are currently involved in a lawsuit against the Company alleging violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine. The TRO prohibits the Company and its subsidiary, CR Kendall Corporation, from transferring and/or dissipating any of the proceeds from the auction pending a hearing scheduled on August 14, 2002 for purposes of determining the issuance of a Preliminary Injunction.

Other Matters

McDonald Gold Project — Anti-Cyanide Initiative

         In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. The State’s position is that I-137 should have been reasonably anticipated by the SPV under the terms of the SPV’s State mineral leases and therefore, SPV has no valid claims. The Company’s legal counsel, Gough, Shanahan, Johnson & Waterman of Helena, Montana, has concluded discovery for the purpose of presenting evidence to the Court to establish that the State’s contentions are unfounded. Based on the discovery information and extensive case law, the Company’s legal counsel believes that it is likely that I-137 will be overturned, declared invalid, or modified so as to allow permitting of an application for an open-pit, cyanide heap-leaching operation at the McDonald Gold Project.

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

Kendall Mine — Legal Matters

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FASB Statements 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company does not believe SFAS No. 145 will have a material impact on its results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not believe that SFAS No. 146 will have a material impact on its results of operations or financial position.

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

         The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. As of June 30, 2002, the Company had outstanding forward contracts on 36,600 ounces of gold at an average price of $269 per ounce, approximately 50% of anticipated production over the next twelve months. A forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company’s annual profitability and cash flow, if 50% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.4 million. Similarly, forward deliveries of only 25% of estimated production with a $10 change in the price of gold would impact the Company’s annual profitability and cash flow by approximately $0.6 million.

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

         At June 30, 2002, the fair value of the Company’s forward gold contracts was approximately $1.6 million less than contractual amounts.

Interest Rates

         At June 30, 2002, the Company’s debt was approximately $1.8 million, primarily relating to the Briggs Mine loan facility. The Company is required to periodically reset the rate on the loan facility for periods that the Company may choose which range in duration from one to six months. During the first six months of 2002, the interest rate on the facility averaged 4.3%. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of approximately $1.8 million at June 30, 2002.

Foreign Currency

         The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings:	No reportable event

Item 2.	Changes in Securities:

In April 2002, the Company issued 1,602,860 unregistered shares of its $0.01 par value stock and warrants to purchase 1,602,860 shares of common stock in a private placement which raised approximately $2.0 million. The shares and warrants were issued only to accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In May 2002, the Company issued 18,600 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

During May and June 2002, the Company issued 1,337,119 unregistered shares of its $0.01 par value stock with a fair market value of $1,722,047 to certain creditors as payment for goods and services. The shares were issued only to accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to Vote of Security Holders:

On June 13, 2002, the Company held its Annual Meeting of Shareholders. The following item of business was voted upon by shareholders at the meeting:

Proposal I was the election of two Directors of the Company, David K. Fagin and Richard F. Mauro. The proposal electing Mr. Fagin passed with votes of 13,559,458 shares “For” and 318,734 “Withheld”. The proposal electing Mr. Mauro passed with votes of 13,560,508 “For” and 317,684 “Withheld”

The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Richard H. De Voto, Gary C. Huber, and Leland O. Erdahl.

Item 5.	Other Information:	None

Item 6(a)	Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 25-26. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b)	Reports on Form 8-K:	None

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2	Specimen Warrant Certificate (13)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.2.6*	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent.

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: August 14, 2002	/s/ Richard H. De Voto

Richard H. De Voto
Chief Executive Officer

Date: August 14, 2002	/s/ Gary C. Huber

Gary C. Huber
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2	Specimen Warrant Certificate (13)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.2.6*	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent.

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.