Form 10-Q
period 2002-09-30
CANYON RESOURCES CORP
filed 2002-11-14
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended September 30, 2002
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,148,102 shares of the Company’s Common Stock were outstanding as of November 1, 2002.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended September 30, 2002

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	Page 3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 24
Item 4.	Controls and Procedures	Page 25
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	Page 26
Item 2.	Changes in Securities	Page 26
Item 3.	Defaults Upon Senior Securities	Page 26
Item 4.	Submission of Matters to a Vote of Security Holders	Page 26
Item 5.	Other Information	Page 26
Item 6.	Exhibits and Reports on Form 8-K	Page 26
SIGNATURES		Page 29
Sarbanes-Oxley Section 302 Certification		Page 30

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

Consolidated Balance Sheets	Page 4
Consolidated Statements of Operations	Page 5
Consolidated Statements of Cash Flows	Page 6
Consolidated Statement of Changes in Stockholders’ Equity	Page 8
Notes to Interim Consolidated Financial Statements	Page 9

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$994,500	$1,618,100
Restricted cash	3,500	129,700
Accounts receivable	24,100	22,800
Inventories	7,028,900	6,802,600
Prepaid and other assets	924,200	500,800

Total current assets	8,975,200	9,074,000

Property and equipment, at cost
Mining claims and leases	23,421,000	23,005,100
Producing properties	43,346,500	49,705,600
Other	919,900	919,900

	67,687,400	73,630,600
Accumulated depreciation and depletion	(34,307,100)	(36,826,800)

Net property and equipment	33,380,300	36,803,800

Other assets	2,417,100	2,601,400

Total Assets	$44,772,600	$48,479,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,567,400	$4,840,000
Notes payable — current	1,755,600	1,743,100
Capital leases — current	242,900	560,400
Unrealized loss on derivative instruments	1,197,300	597,600
Other accrued liabilities	622,000	875,400

Total current liabilities	6,385,200	8,616,500
Notes payable — long term	—	2,074,200
Capital leases — long term	1,900	504,000
Accrued reclamation costs	3,922,600	3,914,200

Total Liabilities	10,309,700	15,108,900

Commitments and contingencies (Note 7)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 20,138,800 at September 30, 2002, and 16,306,700 at December 31, 2001	201,400	163,100
Capital in excess of par value	104,871,400	99,992,800
Deficit	(70,925,900)	(68,065,400)
Accumulated other comprehensive income	316,000	1,279,800

Total Stockholders’ Equity	34,462,900	33,370,300

Total Liabilities and Stockholders’ Equity	$44,772,600	$48,479,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUE
Sales	$4,903,600	$8,933,200	$11,783,900	$22,426,300

EXPENSES
Cost of sales	4,579,900	6,462,600	11,933,200	17,855,200
Depreciation, depletion & amortization	1,503,700	3,070,600	3,566,400	6,703,100
Selling, general & administration	277,100	219,100	1,017,100	822,300
Exploration costs	66,400	63,500	87,200	102,500
(Gain) loss on asset disposals	(1,328,300)	(205,000)	(2,729,800)	(250,700)

	5,098,800	9,610,800	13,874,100	25,232,400

OTHER INCOME (EXPENSE)
Interest income	11,300	25,000	41,100	106,900
Interest expense	(52,900)	(217,400)	(231,300)	(563,600)
Unrealized gain (loss) on derivative instruments	452,500	(1,305,400)	(599,700)	(1,760,300)
Other	500	(1,600)	19,600	163,000

	411,400	(1,499,400)	(770,300)	(2,054,000)

Net income (loss)	$216,200	$(2,177,000)	$(2,860,500)	$(4,860,100)

Basic & diluted income (loss) per share	$0.01	$(0.16)	$(0.16)	$(0.37)

Weighted average shares outstanding
Basic eps	19,766,100	13,351,900	18,420,200	13,311,200
Diluted eps	20,546,600	13,351,900	18,420,200	13,311,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,860,500)	$(4,860,100)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	3,566,400	6,703,100
Amortization of financing costs	44,200	134,500
Gain on asset dispositions	(2,729,800)	(250,700)
Unrealized loss on derivative instruments	599,700	1,760,300
Reclassification adjustment of other comprehensive income	(963,800)	(1,189,200)
Other	66,200	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,300)	310,100
(Increase) decrease in inventories	(275,600)	899,600
Increase in prepaid and other assets	(365,900)	(91,000)
Increase in accounts payable and accrued liabilities	95,100	74,300
Increase in other liabilities	8,400	11,200
(Increase) decrease in restricted cash	98,100	(39,800)

Total adjustments	141,700	8,322,400

Net cash provided by (used in) operating activities	(2,718,800)	3,462,300

Cash flows from investing activities:
Purchases and development of property and equipment	(1,425,100)	(3,162,700)
Proceeds from asset sales	4,261,900	664,000
Increase in restricted cash	(31,800)	—

Net cash provided by (used in) investing activities	2,805,000	(2,498,700)

Cash flows from financing activities:
Issuance of stock, net	2,171,500	456,800
Payments on debt	(2,061,700)	(1,659,900)
Payments on capital lease obligations	(819,600)	(365,900)

Net cash used in financing activities	(709,800)	(1,569,000)

Net decrease in cash and cash equivalents	(623,600)	(605,400)
Cash and cash equivalents, beginning of year	1,618,100	1,061,200

Cash and cash equivalents, end of period	$994,500	$455,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $154,100 of interest during the first nine months of 2002, and $357,600 during the corresponding period of 2001.

2.	The Company paid no income taxes during the first nine months of 2002 nor the corresponding period of 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company issued 1,881,000 shares of common stock with a fair market value of $2,679,200 to certain creditors as payment for goods and services during the first nine months of 2002.

2.	The Company issued 66,600 shares of common stock with a fair market value of $61,200 to an employee as compensation for services during the first nine months of 2002.

3.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease during the first nine months of 2002.

4.	The Company purchased a net smelter return royalty during the first nine months of 2001 by agreeing to issue 1,050,000 shares of its common stock with a fair market value of $1,207,500.

5.	The Company acquired certain real property interests during the first nine months of 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

6.	Capital lease obligations of $443,900 were incurred during the first nine months of 2001.

7.	The Company financed an equipment lease buy-out in the amount of $167,400 during the first nine months of 2001.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Common
	Number of	At Par	Excess of Par	Retained	Comprehensive	Shareholders'
	Shares	Value	Value	Deficit	Income (Loss)	Equity

Balances, December 31, 2001	16,306,700	$163,100	$99,992,800	$(68,065,400)	$1,279,800	$33,370,300
Stock issued for cash	1,832,700	18,300	2,153,200			2,171,500
Stock issued in payment of goods and services	1,881,000	18,800	2,660,400			2,679,200
Other stock issued	69,100	700	65,500			66,200
Exercise of stock options	49,300	500	(500)			—
Comprehensive loss
Net loss				(2,860,500)		(2,860,500)
Other comprehensive loss Reclassification adjustments:
Deferred hedging gains recognized in net income					(948,000)	(948,000)
Gain on securities recognized in net income					(15,800)	(15,800)

Other comprehensive loss					(963,800)	(963,800)

Comprehensive loss						(3,824,300)

Balances, September 30, 2002	20,138,800	$201,400	$104,871,400	$(70,925,900)	$316,000	$34,462,900

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

3.	Adoption of New Accounting Standard:

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Adoption of New Accounting Standard, continued:

presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. Upon adoption, there was no impact on the Company’s results of operations or financial position.

4.	Restricted Cash:

Restricted cash consisted of the following at:

	September 30,	December 31,
	2002	2001

Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	149,000	146,800
Kendall Mine reclamation (c)	1,895,100	1,869,300
Unexpended proceeds from gold sales (d)	3,500	129,700
Auction proceeds (e)	31,800	—

	2,328,400	2,394,800
Current portion	3,500	129,700

Noncurrent portion*	$2,324,900	$2,265,100

*	Included in other assets

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2002, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety in an interest bearing account as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Restricted Cash, continued:

(e)	Certain proceeds received by the Company from an auction of mineral rights and fee lands in western Montana have been sequestered in connection with a lawsuit. (See Note 7(e)).

5.	Inventories:

Inventories consisted of the following at:

	September 30,	December 31,
	2002	2001

Gold-in-process (a)	$6,860,100	$6,436,900
Materials and supplies	168,800	365,700

	$7,028,900	$6,802,600

(a)	Includes all direct and indirect costs of mining, crushing, processing, and site overhead expenses.

6.	Notes Payable:

Notes payable consisted of the following at:

	September 30,	December 31,
	2002	2001

Briggs Loan Facility (a)	$1,755,600	$3,749,200
Other	—	68,100

	1,755,600	3,817,300
Current portion	1,755,600	1,743,100

Notes Payable — Noncurrent	$—	$2,074,200

(a)	During the third quarter of 2002, the weighted average interest rate on the loan facility was 4.3%. For the comparable period in 2001, the weighted average interest rate was 6.2%. For the nine months ended September 30, 2002, the weighted average interest rate was 4.3%. For the comparable period in 2001, the weighted average interest rate was 7.3%.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Notes Payable, continued:

At September 30, 2002, remaining scheduled principal payments are as follows:

October 2002	$100,000
November 2002	100,000
December 2002	400,000
January 2003	441,200
February 2003	409,300
March 2003	305,100

$1,755,600

7.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In January 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision. The Company has filed an appeal with respect to the DEQ decision to conduct an EIS and that appeal is currently stayed pending further discussions with the DEQ. The Company’s estimate of costs remaining to achieve mine closure of approximately $1.5 million could be impacted by the outcome of an agency decision following an EIS.

(b)	Surety Bonds

The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. At September 30, 2002, the Surety issuing the bonds held the following collateral: (i) cash in the amount of $149,000; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In addition, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Commitments and Contingencies, continued:

deposit due on June 30, 2001, nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements.

On or before October 20, 2002, the Company was required to replace a $0.5 million surety bond supported by Newmont Capital Limited (Newmont), the successor-in-interest to Franco-Nevada Mining Corporation in connection with reclamation obligations at the McDonald Gold Project. The Company has not yet replaced the bond and is in discussions with Newmont for disposition of this matter.

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

(d)	Anti-Cyanide Mining Initiative (I-137)

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

Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. The State’s position is that I-137 should have been reasonably anticipated by the SPV under the terms of the SPV’s State mineral leases and therefore, SPV has no valid claims. The State’s Motion was heard by the Court on August 12, 2002 and the Court’s decision on the Motion is expected shortly. The Company’s legal counsel, Gough, Shanahan, Johnson & Waterman of Helena, Montana, believes, based on discovery information and extensive case law, that the State’s contentions are not well founded and that it is likely that I-137 will be overturned, declared invalid, or modified so as to allow permitting of an application for an open-pit, cyanide heap-leaching operation at the McDonald Gold Project.

(e)	Kendall Mine Lawsuit:

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in Western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. The Company has filed an appeal to this Order with the Montana State Supreme Court.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Derivative Instruments and Price Protection Arrangements:

The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. At September 30, 2002, the Company had outstanding contracts on 21,900 ounces of gold at an average price of approximately $270 per ounce with a fair market value that was $1,197,300 less than contractual amounts. At June 30, 2002, the fair market value of the Company’s forward contracts (36,600 ounces of gold at an average price of approximately $269 per ounce) was $1,649,800 less than contractual amounts. At December 31, 2001, the fair market value of the Company’s forward contracts (51,600 ounces at an average price of approximately $268 per ounce) was $597,600 less than contractual amounts. For the three and nine months ended September 30, 2002, the changes in the mark-to-market calculations of the contracts of $452,500 and ($599,700), respectively, are shown as a separate line item in the other income (expense) section on the Statement of Operations.

On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2.5 million, which was deferred. During the third quarters of 2002 and 2001, $0.3 million of the gain was recognized in each period. For the nine months ended September 30, 2002 and 2001, $0.9 million of the gain was recognized in each period. The gains are included in revenues on the Statement of Operations.

The Company liquidated certain gold contracts in 1999. The gain on the liquidation was deferred and has been recognized in operations based on the original expected settlement dates of the forward contracts. For the nine months ended September 30, 2001, deferred income of $0.3 million is included in revenues on the Statement of Operations in connection with the transaction.

During the first nine months of 2001, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is included in other income on the Statement of Operations.

9.	Earnings per Share (EPS):

The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. Inclusion of common stock equivalents had no effect on per share amounts for three months ended September 30, 2002. As the Company reported net losses for all other periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents that were not included in the computation of diluted EPS for the three months ended September 30, 2002

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Earnings per Share (EPS), continued:

and 2001, were 116,800 and 776,400, respectively. For the nine months ended September 30, 2002 and 2001, common stock equivalents that were not included in the computation of diluted EPS were 1,816,200 and 763,900, respectively.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company cannot presently determine the future impact that the adoption of SFAS No. 143 may have on its results of operations or financial position.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Recently Issued Financial Accounting Standards, continued:

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

12.	Securities and Exchange Commission Review of Company’s Filings

The Company’s recent filings under the Securities Exchange Act of 1934 have been reviewed by the Securities and Exchange Commission (SEC) in connection with a registration statement filed by the Company in May 2002. As a result of that review, the SEC staff has commented on, among other matters, (i) certain aspects of the Company’s accounting with respect to capitalizing approximately $13 million of development costs on the McDonald Gold Project and (ii) limiting disclosures in the Company’s filings to only minimal existing geologic information and no forward looking information with respect to developing the McDonald and Seven-Up Pete properties due to the legal impediment (I-137) that currently exists. The Company is continuing to discuss these matters with the SEC staff and has made submissions in response to the comments. Depending on the outcome of the ongoing discussions with the SEC staff, it is possible that some or all of the $13 million of development costs may be written off against earnings in prior periods. No final determinations will be made until the conclusion of those discussions.

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

Results of Operations

     The Company recorded net income of $0.2 million, or $0.01 per share, on revenues of $4.9 million for the third quarter of 2002 and a net loss of $2.9 million, or $0.16 per share, on revenues of $11.8 million during the first nine months of 2002. This compares to a net loss of $2.2 million, or $0.16 per share, on revenues of $8.9 million for the third quarter of 2001 and a net loss of $4.9 million, or $0.37 per share, on revenues of $22.4 million during the first nine months of 2001. Results for the three and nine months ended September 30, 2002, were favorably impacted by gains on asset dispositions of $1.3 million and $2.7 million, respectively.

     For the three months ended September 30, 2002, the Company sold 16,700 ounces of gold and 2,500 ounces of silver at an average price of $294 per equivalent gold ounce. For the comparable period of 2001, the Company sold 31,800 ounces of gold and 8,000 ounces of silver at an average realized price of $281 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $314 and $274 per ounce for the three months ended September 30, 2002 and 2001, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the three months ended September 30, 2002 and the comparable period for 2001:

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

		Average			Average
	Gold	Price Per	Revenue	Gold	Price	Revenue
	Ounces	Oz.	$000's	Ounces	Per Oz.	$000's

Deliveries
Forwards	9,900	$269	$2,661	3,500	$268	$940
Spot sales	6,800	$315	2,140	28,300	$271	7,683
Cash settlements of forwards	—	—	(224)	—	—	(40)
Deferred income	—	—	316	—	—	316

	16,700	$293	4,893	31,800	$280	8,899
Other transactions
Silver proceeds	—	—	11	—	—	34

	16,700	$294	$4,904	31,800	$281	$8,933

     For the nine months ended September 30, 2002, the Company sold 38,938 ounces of gold and 11,554 ounces of silver at an average price of $303 per equivalent gold ounce. For the comparable period of 2001, the Company sold 77,643 ounces of gold and 17,400 ounces of silver at an average realized price of $289 per equivalent gold ounce. The COMEX gold price averaged $306 and $268 per ounce for the nine months ended September 30, 2002 and 2001, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the nine months ended September 30, 2002 and the comparable period for 2001.

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

		Average			Average
	Gold	Price Per	Revenue	Gold	Price	Revenue
	Ounces	Oz.	$000's	Ounces	Per Oz.	$000's

Deliveries
Forwards	19,800	$269	$5,316	12,100	$267	$3,389
Spot sales	19,138	$306	5,848	65,543	$268	17,588
Cash settlements of forwards	—	—	(381)	—	—	184
Deferred income	—	—	948	—	—	1,189

	38,938	$301	11,731	77,643	$288	22,350
Other transactions
Silver proceeds	—	—	53	—	—	76

	38,938	$303	$11,784	77,643	$289	$22,426

     Cost of sales was $4.6 million for the three months ended September 30, 2002, as compared to $6.5 million in the prior period. For the nine months ended September 30, 2002, cost of sales was $11.9 million as compared to $17.9 million in the prior period.

     Per ounce cost of gold sold at the Briggs Mine, as computed under the Gold Institute’s Production Cost Standard, was as follows:

CR BRIGGS MINE
COST PER OUNCE OF GOLD SOLD

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Cash operating (1)	$271	$201	$303	$222
Total cash costs (2)	$271	$201	$303	$224
Total production costs (3)	$358	$292	$391	$311

(1)	All direct and indirect costs of the operation, excluding royalties and accruals for site reclamation.

(2)	Cash operating costs plus royalties.

(3)	Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

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

     Selling, general and administrative expenses were higher in the current periods due to an increase in investor relations activities.

     Interest income was lower in the current periods due to lower cash balances and yields. Interest expense was lower in the current periods due to lower principal balances and interest rates.

     The following table summarizes certain gains on asset dispositions the Company recognized for the three and nine months ended September 30, 2002 and the comparable periods for 2001.

	$000's		$000's
	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Sale of foreign exploration property	$1,328	$205	$1,557	$250
Sale of Briggs crusher	—	—	1,173	—
Other	—	—	—	1

	$1,328	$205	$2,730	$251

     The Company recorded an unrealized mark-to-market gain on its forward gold contracts of approximately $0.5 million for three months ended September 30, 2002, and an unrealized mark-to-market loss of approximately $0.6 million for the nine months ended September 30, 2002. These amounts are shown as a separate line item in the other income (expense) section on the Statement of Operations. There was no comparable activity in the prior periods.

     During the first nine months of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of approximately $0.2 million. This amount is included in other income on the Statement of Operations. There was no comparable activity in the current period.

Liquidity & Capital Resources

     For the nine months ended September 30, 2002, operating activities used $2.7 million of cash, investing activities provided $2.8 million of cash, and financing activities used $0.7 million of cash resulting in a net decrease in cash of $0.6 million. Cash and cash equivalents at September 30, 2002 was $1.0 million.

     During the first nine months of 2002, the Company spent $1.0 million at the Briggs Mine, principally to develop the Goldtooth deposit and $0.4 million on the McDonald Gold Project. During the first nine months of 2002, the Company received proceeds of approximately $2.6 million in connection with the sale of its crushing equipment at the Briggs Mine and approximately $1.5 million from the sale of a foreign exploration property.

     During the first nine months of 2002, the Company raised approximately $2.2 million through private equity offerings, paid down debt by approximately $2.1 million, and made capital lease payments of approximately $0.8 million.

     For the fourth quarter of 2002, the Briggs Mine is expected to produce approximately 18,000 ounces of gold at cash operating costs in the range of $210-$220 per ounce. Approximately 15,000 ounces of the production is expected to be delivered into forward contracts at an average price of approximately $270 per ounce. Debt service for the fourth quarter of 2002 of approximately $0.6 million is expected to be made from the Mine’s operating cash flow. On-going corporate and property holding costs for the fourth quarter of 2002 are expected to total approximately $0.4 million.

Other Matters

McDonald Gold Project — Anti-Cyanide Initiative

     In November 1998, the Montana electorate passed an anti-cyanide mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was resolved. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. The State’s position is that I-137 should have been reasonably anticipated by the SPV under the terms of the SPV’s State mineral leases and therefore, SPV has no valid claims. The State’s Motion was heard by the Court on August 12, 2002 and the Court’s decision on the Motion is expected shortly. The Company’s legal counsel, Gough, Shanahan, Johnson & Waterman of Helena, Montana, believes, based on discovery information and extensive case law, that the State’s contentions are not well founded and that it is likely that I-137 will be overturned, declared invalid, or modified so as to allow permitting of an application for an open-pit, cyanide heap-leaching operation at the McDonald Gold Project.

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

Kendall Mine — Environmental Regulation

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In January 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision. The Company has filed an appeal with respect to the DEQ decision to conduct an EIS and that appeal is currently stayed pending further discussions with the DEQ. The Company’s estimate of costs remaining to achieve mine closure of approximately $1.5 million could be impacted by the outcome of an agency decision following an EIS.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in Western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. The Company has filed an appeal to this Order with the Montana State Supreme Court.

Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company cannot presently determine the future impact that the adoption of SFAS No. 143 may have on its results of operations or financial position.

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

Securities and Exchange Commission Review of Company’s Filings

     The Company’s recent filings under the Securities Exchange Act of 1934 have been reviewed by the Securities and Exchange Commission (SEC) in connection with a registration statement on Form S-3 filed by the Company in May 2002. As a result of that review, the SEC staff has commented on, among other matters, (i) certain aspects of the Company’s accounting with respect to capitalizing approximately $13 million of development costs on the McDonald Gold Project and (ii) limiting disclosures in the Company’s filings to only minimal existing geologic information and no forward looking information with respect to developing the McDonald and Seven-Up Pete properties due to the legal impediment (I-137) that currently exists. The Company is continuing to discuss these matters with the SEC staff and has made submissions in response to the comments. Depending on the outcome of the ongoing discussions with the SEC staff, it is possible that some or all of the $13 million of development costs may be written off against earnings in prior periods. No final determinations will be made until the conclusion of those discussions.

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

     The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. As of September 30, 2002, the Company had outstanding forward contracts on 21,900 ounces of gold at an average price of $270 per ounce, approximately 40% of anticipated production over the next twelve months. A forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company’s annual profitability and cash flow, if 40% of its estimated production for the next twelve months was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.3 million. Similarly, forward deliveries of only 20% of estimated production with a $10 change in the price of gold would impact the Company’s annual profitability and cash flow by approximately $0.5 million.

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

     At September 30, 2002, the fair value of the Company’s forward gold contracts was approximately $1.2 million less than contractual amounts.

Interest Rates

     At September 30, 2002, the Company’s debt, all relating to the Briggs Mine loan facility, was approximately $1.8 million. The Company is required to periodically reset the rate on the loan facility for periods that the Company may choose which range in duration from one to six months. During the first nine months of 2002, the interest rate on the facility averaged 4.3%. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $0.1 million, based on the outstanding loan amount of approximately $1.8 million at September 30, 2002.

Foreign Currency

     The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. Thus, the Company has no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

The Company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company’s financial reporting, the effectiveness and efficiency of the Company’s operations and the Company’s compliance with applicable laws and regulations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date the Company carried out its evaluation.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings:

In August 2002, in connection with a pending lawsuit against the Company and its wholly-owned subsidiary, CR Kendall Corporation, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiffs in an action more fully described in Note 7(e) to the Interim Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 2.	Changes in Securities:

During the period July — September 2002, the Company issued 37,200 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In August 2002, the Company issued 2,500 unregistered shares of its $0.01 par value stock with a fair market value of $5,000 as consideration for a mining lease to a single sophisticated individual. The shares and warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In September 2002, the Company issued 543,834 unregistered shares of its $0.01 par value stock with a fair market value of $957,148 to a creditor as payment for services. The shares were issued to an accredited investor pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6(a).	Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 27 — 28. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).	Reports on Form 8-K:	None

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2	Specimen Warrant Certificate (13)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: November 13, 2002	/s/ Richard H. De Voto

Richard H. De Voto Chief Executive Officer

Date: November 13, 2002	/s/ Gary C. Huber

Gary C. Huber Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard H. De Voto, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Canyon Resources Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard H. De Voto Richard H. De Voto, Chief Executive Officer	Date: November 13, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, Gary C. Huber, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Canyon Resources Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary C. Huber Gary C. Huber, Chief Financial Officer	Date: November 13, 2002

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (7)

4.1	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (5)

4.2	Specimen Warrant Certificate (13)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (3)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (4)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (8)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (9)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (10)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (12)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (4)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (6)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (9)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (11)

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Exhibit 4.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(6)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(7)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(12)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002.