Form 10-K
period 2002-12-31
CANYON RESOURCES CORP
filed 2003-04-16
CIK 739460

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filter (as
defined in Rule 12b-2 of the Exchange Act.)   Yes    No X
                                                 ---   ---

The aggregate market value of the 19,300,805 shares of the registrant's voting stock held by non-affiliates on June 28, 2002 was approximately $41,496,731.

At February 21, 2003, there were 20,996,591 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.
                            Total Number of Pages: 79
                             Exhibit Index: Page 74


================================================================================

                          CANYON RESOURCES CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS


ITEM
NUMBER                                                                                                              PAGE
------                                                                                                              ----

                                     PART I

1.       Business                                                                                                     1
2.       Properties                                                                                                   9
3.       Legal Proceedings                                                                                           22
4.       Submission of Matters to a Vote of Security Holders                                                         24


                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                                       25
6.       Selected Financial Data                                                                                     26
7.       Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                          27
7(a)     Quantitative and Qualitative Disclosures about Market Risk                                                  41
8.       Financial Statements and Supplementary Data                                                                 42
9.       Changes In and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                                 72


                                    PART III

10.      Directors and Executive Officers of the Registrant                                                          73
11.      Executive Compensation                                                                                      73
12.      Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters                                                                                       73
13.      Certain Relationships and Related Transactions                                                              73
14.      Controls and Procedures                                                                                     73


                                     PART IV

15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            74

                                     PART I


ITEM 1.       BUSINESS

GLOSSARY OF SELECTED MINING TERMS

CUT-OFF GRADE: The minimum grade of ore used to establish reserves.

DORE: Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.

FEASIBILITY STUDY: An engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

GRADE: The metal content of ore, usually expressed in troy ounces per ton.

HEAP LEACHING: A method of recovering gold or other precious metals from a heap of ore placed on an impervious pad, whereby a dilute leaching solution is allowed to percolate through the heap, dissolving the precious metal, which is subsequently captured and recovered.

MINERALIZED MATERIAL: Rock containing minerals or metals of potential economic significance.

NET SMELTER RETURN ROYALTY: A defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of transportation, insurance, and processing costs.

PROBABLE RESERVES: Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

RECLAMATION: The process of returning land to another use after mining is completed.

RECOVERABLE: That portion of metal contained in ore that can be extracted by processing.

RESERVES: That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

RUN-OF-MINE: Mined ore of a size that can be processed without further crushing.

STRIP RATIO: The ratio between tonnage of waste and ore in an open pit mine.

UNPATENTED MINING CLAIM: A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

WASTE: Barren rock or mineralized material that is too low in grade to be economically processed.

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

         Canyon has gold production operations in the western United States, and has conducted exploration activities in the search for additional valuable mineral properties in the western United States and in a number of areas in Latin America and Africa. The Company's exploration and development efforts emphasize precious metals (gold and silver).

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

         The organizational chart on the following page reflects the Company's legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/02.


                                                    --------------------------------
                                                    |                              |
                                                    | Canyon Resources Corporation |
                                                    |                              |
                                                    --------------------------------
                                                                               |
-------------------------------------------------------------------------------|
|                  ---------------------                    -------------      |
|           100%   | CR Kendall        |      100%          |   Kendall |      | 36.125%(1)
|------------------| Corporation       |--------------------|    Mine   |      |
|                  ---------------------                    -------------      |
|                                                                              |
|                  ---------------------                    -------------      |
|           100%   | Judith Gold       |                    |   Kendall |      |
|------------------| Corporation       |                    |    Lands  |      |
|                  ---------------------                    -------------      |
|                                                                              |
|                                                                     -------------------           -----------------
|                                             63.875%(1)              |   Seven-Up Pete |    100%   | McDonald Gold |
|                           ------------------------------------------|      Venture    |-----------|    Project    |
|                           |                                         -------------------           -----------------
|                           |
|                  ---------------------
|           100%   | CR Montana        |--------------------------------
|------------------| Corporation       |                               |
|                  ---------------------                         100%  |
|                                                           ---------------------
|                  ---------------------                    |    900,000 acres  |
|           100%   | CR Minerals       |                    |   Western Montana |
|------------------| Corporation       |                    ---------------------
|                  | (Inactive)        |
|                  ---------------------
|                          ------------------------------------------------------
|                          |                          |                         |
|                  ---------------------        100%  |                    100% |
|           100%   |  CR Briggs        |    ---------------    -----------------------------------
|------------------| Corporation       |    | Briggs Mine |    | Panamint Exploration Properties |
|                  ---------------------    ---------------    -----------------------------------
|
|                  ---------------------
|                  |  CR Brazil        |               -----------------------------------
|           100%   | Corporation       |        100%   | Canyon Mineracao do Brasil Ltda |
|------------------|  (Inactive)       |---------------|        (Inactive)               |
|                  ---------------------               -----------------------------------
|
|                            --------------------------
|                            |                        |
|                  ---------------------        ------------------
|           100%   | CR International  |        | Mina Cancha(2) |
|------------------|                   |        ------------------
|                  ---------------------
|
|                  ---------------------
|           100%   | Canyon Resources  |
|------------------|   (Chile) S.A.    |
|                  |    (Inactive)     |
|                  ---------------------
|
|                  ---------------------
|           100%   | Canyon De Panama  |
|------------------|      S.A.         |
|                  |   (Inactive)      |
|                  ---------------------
|
|                  ---------------------
|           90%(3) | Canyon Resources  |
|------------------|  Venezuela C.A.   |
|                  |    (Inactive)     |
|                  ---------------------
|
|                  ---------------------
|           90%(3) | Canyon Resources  |
|------------------|    Africa Ltd     |
|                  |    (Inactive)     |
|                  ---------------------
|
|                  ---------------------
|           90%(3) | Canyon Resources  |
|------------------| Tanzania Limited  |
                   |    (Inactive)     |
                   ---------------------

(1) Subject to provisions of a purchase agreement.

(2) Property has been sold with a retained 2.5% NSR royalty.

(3) Subject to dilution by 10% owner after $5 million of expenditures.

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

OPERATIONS

         During 2002, the Briggs Mine, located in southeastern California, produced 57,058 ounces of gold and 14,914 ounces of silver. (See "Item 2 - Properties - Production Properties - Briggs Mine.")

         During 2002, the Kendall Mine, located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area. (See "Item 2 - Properties - Production Properties - Kendall Mine.")

         During 2002, all of the Company's revenues (gold and silver) were generated by its Briggs Mine in California. In addition, proceeds were realized on the sales of certain property interests and other equipment in 2002. In 2003 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals. The Company also anticipates the sale of certain property interests in 2003.

FINANCING

         SALE OF DEBENTURES

         In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. Approximately $1.2 million of the proceeds were used to pay off the existing Briggs Mine debt, with the remaining amount retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert the principal to common stock of the Company at any time at a conversion rate, subject to certain adjustments, of $1.38 per share of common stock.

         ASSET SALES

         In June 2002, the Company sold its crushing equipment at the Briggs Mine for approximately $2.6 million. Approximately $1.5 million of the proceeds were applied to the Briggs Mine debt.

         During 2002, the Company received approximately $1.5 million in connection with the sale of a foreign exploration property and approximately $0.3 million from the sale of certain fee lands and mineral rights in western Montana. The Company anticipates closing on an additional $0.3 million of mineral rights and fee land sales in 2003, however, these funds have been sequestered by court order. (See " Item 3 - Legal Proceedings - CR Kendall - Water Rights Lawsuit.")

         EQUITY TRANSACTIONS

         In February 2002, the Company issued 49,351 shares of common stock in connection with certain stock option exercises at $1.00 per share.

         During the period March through April 2002, the Company raised a total of $2.0 million through the sale of 1,602,860 units consisting of one share of common stock and a warrant to purchase one share of common stock at a price of $1.67 per share. The warrants expire on September 30, 2003.

         In June 2002, the Company issued 567,622 shares of common stock with a fair market value of $0.7 million to certain creditors of the Briggs Mine as payment for goods and services.

         In August 2002, the Company issued 2,500 shares of common stock as consideration for a mining lease.

         During 2002, the Company issued 94,502 shares to an employee as compensation for services.

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

         The following table summarizes principal payments and weighted average interest rates on the loan facility during the last three years:

                                                  2002                 2001               2000
                                               ----------           ----------            ----

Principal payments                             $2,393,600           $1,585,000             --
Weighted average interest rates                   4.3%                 6.8%               8.9%

         At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February - March 2003, the Company raised approximately $3.3 million through the sale of 6%, two year convertible debentures of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt.

         LEASING ARRANGEMENTS AND EQUIPMENT LEASE BUYOUTS

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

         The Company has arranged from time-to-time to finance the lease buy-outs with Caterpillar. Financing terms through July 2002 required payments of approximately $10,000 per month at an interest rate of 9.9%. Principal payments of $68,100, $102,000, and $30,700 were made during 2002, 2001, and
2000, respectively, in connection with the financings.

         In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price with Caterpillar for one year at an interest rate of 6.75%.

AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

         Gold mineralization is found in many countries and in many different geologic environments, and in most cases, is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, the Company believes that the expertise of its staff and its ability to rapidly evaluate and respond to opportunities allow it to compete effectively with many companies having far greater financial resources. In recent years the political environments in many countries of the world have become favorable to investment in the mining industry. The Company believes that, in particular, many of such countries in Latin America host favorable geologic conditions for the occurrence of sizeable gold deposits. For these reasons, the Company has expanded its exploration for gold, silver and other precious metals from the Western United States to several countries in Latin America.

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

CUSTOMERS

         From 2000 through 2002, the Company sold its gold and silver production primarily to three precious metal buyers, NM Rothschild & Sons Limited, Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG), and Metalor USA Refining Corporation. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.

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

EMPLOYEES

         As of February 21, 2003, the Company and its wholly-owned subsidiaries employed 92 persons, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

SEASONALITY

         Seasonality does not currently have a material impact on the Company's operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT CONTRACTS

         Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2.  PROPERTIES

         The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 2002. More detailed information regarding each of these properties is provided in the text that follows.

                          CANYON RESOURCES CORPORATION
                            PROPERTIES AS OF 12/31/02

                                                                                                       DEVELOPMENT
                                                                                                       CAPITAL TO      ANTICIPATED
                                                                         DATE        ACQUISITION          MAKE          TIME OF
                                                                       INTEREST        COST OF          PROPERTY      COMMENCEMENT
      PROPERTY               INTEREST       NATURE OF INTEREST         ACQUIRED       INTEREST(1)      OPERATIONAL    OF OPERATIONS
------------------------     --------   -------------------------     -----------   --------------    ------------    -------------

PRODUCTION PROPERTIES
---------------------

   Briggs Mine                 100%     Unpatented mining claims         1990       $7.7 million      $42.2 million   In production

   Kendall Mine                100%     Fee land(2)                   1987, 1990,   $15.4 million     $1.6 million    In reclamation
                                                                         2001
DEVELOPMENT PROPERTIES
----------------------

   Seven-Up Pete  Venture      100%     Mineral leases                1990, 1997    $10.2 million(3)   $225 million    Unknown(4)
                                                                                                       (estimated)
EXPLORATION PROPERTIES
----------------------

   Panamint Range              100%     Unpatented mining claims         1990      $0.3 million       Unknown         Unknown

   Montana                     100%     Mainly fee mineral rights        1990      $2.1 million       Unknown         Unknown
   900,000 acres

   Mina Cancha                 0%(5)    Mineral claims                   1994      Nil                Unknown         Unknown
   (Argentina)


1.   Net to Canyon's interest in the property.

2.   Subject to sales contracts expected to close in 2003.

3. To date - an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.

4. See discussion at "Development Properties - Seven-Up Pete Venture - Legal Status."

5.   Property has been sold with a retained 2.5% nsr royalty.

PRODUCTION PROPERTIES

BRIGGS MINE

         GENERAL

         The Briggs Mine, located on the west side of the Panamint Range near Death Valley, California, was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns or controls, through leasehold interests, 100% of the Briggs Mine, subject to a 3% net smelter returns royalty on gold produced from April 1, 2001 onward in excess of 175,000 ounces.

         Briggs' holdings include 347 unpatented mining claims and 2 patented mining claims that comprise an area of approximately 4,800 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company's holdings from Wilderness Study Areas. The Company's mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

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

         The Briggs Mine was constructed in 1996 and, through December 31, 2002, has produced 476,991 ounces of gold and 132,362 ounces of silver. Since 1996, a total of 66.9 million tons of rock have been mined by open-pit methods, including 44.8 million tons of waste. Of the 22.1 million tons of ore mined,
18.3 million tons have been crushed and, along with 3.7 million tons of run-of-mine ore and 0.1 million tons of underground ore, have been placed on the leach pad. A total of 668,128 ounces of gold has been placed on the leach pad during this period. Recoverable ounces in leach-pad inventory at December 31, 2002, were 33,360 ounces of gold.

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

         Underground development work by an underground mining contractor began in October 2001 on a 10- to 20-foot thick, high-grade (greater than 0.20 opt gold) zone of the North Briggs deposit, with portal access from the high wall at the eastern edge of the North Briggs open pit. Through September 2002, the underground workings produced 111,400 tons of ore with an average grade of 0.188 opt gold, containing 20,980 ounces.

         In mid-January 2002, the Company shut down its three stage crushing unit and mined and placed only run-of-mine ore on the leach pad for the remainder of the year. During 2002, a total of 8.9 million tons of waste and run-of-mine ore was open pit mined from the Briggs, North Briggs and Goldtooth deposits. Run-of-mine ore totaled 1.8 million tons at an average grade of 0.036 opt gold. In addition, 89,700 tons of ore from the North Briggs underground workings were contract mined with an average grade of 0.187 opt gold. The Briggs Mine produced 57,058 ounces of gold and 14,914 ounces of silver in 2002.

         Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

                             BRIGGS MINE OPERATIONS

                                              2002              2001              2000             1999             1998
                                          ------------      ------------      ------------     ------------     ------------

PRODUCTION
Open-Pit Mining
   Tons mined (waste and ore)                8,909,500        11,512,450        11,380,100        9,786,652       10,479,800
   Tons ore mined (crusher ore)                 46,500         3,383,700         3,586,200        4,280,000        3,395,700
   Gold grade of crusher ore (oz/ton)            0.043             0.036             0.025            0.028            0.030
   Tons run-of-mine ore (ROM)(1)             1,791,400           302,100           532,700          903,100          181,900
   Gold grade of ROM (oz/ton)                    0.036             0.023             0.014            0.012            0.010
   Strip ratio (tons waste/tons ore)             3.7:1             2.1:1             1.8:1            0.9:1            1.9:1
Underground Mining
   Tons mined                                   89,700            21,700                --               --               --
   Gold grade (oz/ton)                           0.187             0.193                --               --               --

Gold  production (oz)                           57,058            96,141            86,621           86,669           80,316
Silver production (oz)                          14,914            28,177            23,220           24,044           22,138
Recoverable gold inventory (oz)                 33,360            34,854            28,401           38,164           25,170

FINANCIAL
   Ounces of gold sold                          57,838            97,443            87,397           83,565           79,303
   Average gold price realized            $        300      $        289      $        397     $        370     $        375
   Revenue from mine operations           $ 17,377,100      $ 28,126,000      $ 34,726,300     $ 30,904,500     $ 29,773,400
   Cash operating cost per ore ton
     mined                                $       8.75      $       6.06      $       5.66     $       4.41     $       6.16
   Cash operating cost per ounce(2)       $        292      $        231      $        267     $        275     $        278
   Total production cost per ounce(2)     $        379      $        319      $        388     $        369     $        368
   Operating earnings (loss)(3)(4)        $ (4,947,100)     $ (3,446,200)     $    823,300     $     27,300     $    540,500
   Capital expenditures(4)                $  1,079,400      $  3,488,300      $  1,891,300     $     44,200     $    203,100


(1)  Commencing mid-January 2002, all ore processed was run-of mine.

(2)  As calculated under The Gold Institute's Production Cost Standard.

(3) Prior to asset write-down, interest income (expense) and other non-operating items.

(4) Excludes exploration and development drilling and permitting costs for reserve expansion.

         Proven and probable reserves for the Briggs Mine, which includes the Goldtooth pit, the North Briggs layback and the Briggs South Ultimate area, as calculated by the Company at a gold price of $325 per ounce are shown on the following table.

RESERVES (01/01/03)(1)
  Tons ore                                                         1,441,300
  Grade, ounce per ton                                                 0.052
  Contained gold ounces                                               74,860
  Recoverable gold ounces(2)                                          84,598

          (1) Tons and grade include a 5% dilution factor. Heap leach gold recovery ranges from 55% to 80% depending on ore type.

          (2) Includes 33,360 ounces of recoverable gold in leach pad and plant inventory.

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

         The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to maintain a $3,030,000 reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that the Company maintain a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release" of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and the Company has partially collateralized the bonds as follows: (i) $0.149 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

         During 2000, the Company advanced investigation and planning for the beneficial use of site waters in irrigation of down-drainage ranchlands. A detailed proposal of such a plan was submitted to the Montana Department of Environmental Quality in March 2001. If approved by the DEQ, this plan, instead of the biocell installation, would be implemented.

         During 2001 and 2002, the Company continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and revegetation of waste rock dump surfaces.

         ENVIRONMENTAL REGULATION & RECLAMATION

         The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ) and other regulatory agencies. A life of mine permit was granted by the DEQ on November 1, 1989. The Company is negotiating details of final mine closure with the DEQ. The DEQ has approved the portions of the closure plan related to recontouring, revegetation, drainage and heap dewatering. Discussions of long-term water handling and heap closure methods continue.

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

         Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall mine site. The Company's reclamation and closure expenditures in 2002 were approximately $0.2 million, primarily related to treatment and disposal of process water, and capture and treatment of waste rock dump seepage. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of long term water management system. The Company has spent approximately $7.6 million on reclamation and closure activities at the Kendall mine site through December 31, 2002, and expects to spend an additional $1.5 million through mine closure. The Company has $1,896,300 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

         In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with respect to the DEQ's decision.

         Regulatory agencies must give final approval to all closure measures and be satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure.

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

         LEGAL STATUS

         On November 3, 1998, an anti-mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the SPV to a standstill. This bill bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-mining initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. In August 2000, the SPV filed a report with the DNRC, containing technical analyses, conducted by 12 individuals and research laboratories with extensive experience in environmental chemistry, extractive metallurgy and mineral processing technology, underground mining technologies, and mining engineering and economic analyses, which demonstrates conclusively that the Venture's proposed open-pit mining and cyanide heap-leach processing is the only technology that can be applied economically to the McDonald and Seven-Up Pete gold/silver deposits. Further, the analyses demonstrate that the proposed open-pit, cyanide heap leaching technology results in maximum resource conservation of this valuable and unique deposit (McDonald) and poses far less risk to human health and the environment than any of the alternative technologies. All alternative existing technologies for development of the deposits within the constraints of I-137 were investigated and analyzed. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid. The Company has initiated judicial review of the agency's decisions and has added the judicial review to its lawsuit against the State of Montana, described below. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension and leases are continued until the governmental impediment is resolved.

         The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law;
(ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, alternative technology analyses submitted to the DNRC (and the court) demonstrate that enactment of I-137 has "taken" the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

         The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company's lawsuit and denied the Company's Petition for Judicial Review of the DNRC's actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court of the State District Court Order.

         In March 2001, the Sieben Ranch Company (SRC) announced that it is suing the State of Montana to overturn I-137 and to seek a takings damage award caused by the enactment of I-137. The SRC lawsuit closely parallels the lawsuits filed against the State by Canyon Resources and the SPV. The SRC owns lands that checkerboard the State mineral leases of the McDonald gold project. Under contracts with SPV, SRC is the recipient of mineral lease rental payments and potentially royalty payments should I-137 be overturned, permits achieved, and mine development occur.

         GEOLOGY AND EXPLORATION

         The McDonald and Seven-Up Pete deposits, described below, cannot be developed as operating mines unless and until the anti-mining initiative, I-137, previously described under Legal Status, is overturned, set aside, or modified. As a result, neither the McDonald nor Seven-Up Pete deposits constitute "reserves" as defined in Industry Guide No. 7, which stipulates the requirement for legal extraction in the definition of proven and probable reserves. No additional information which has been or may be issued by the Company with respect to these properties should be deemed "reserves" as such are defined by the Securities and Exchange Commission.

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

         In 1993, the SPV commissioned Davy International to complete a Feasibility Study. The study indicated that 205.1 million tons of the McDonald deposit, with an average grade of 0.025 opt, could be mined economically (at a gold price of $375/oz.) in an open-pit, heap-leaching operation. The study indicated that mining and crushing of 121 million tons of mineralized material above a 0.016 opt cutoff grade (with an average grade of 0.034 opt) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade mineralized material (averaging 0.012 opt) all could be mined, with an expected average 72% recovery of the contained gold.

         Through the end of 1996, the McDonald gold deposit had been delineated through the drilling of 609 drillholes, containing 469,000 feet, over an area of approximately 8,000 feet in east-west dimension and 5,000 feet in north-south dimension. Seventy-nine of these drillholes, including 56,300 feet, were coreholes. This data base includes 168 holes drilled since the 1993 Feasibility Study. Every five foot sample interval has been assayed by outside commercial labs for its gold content, with routine check assays. The rock obtained in the coreholes was used extensively for metallurgical testing of leaching characteristics of the deposit.

         In spite of the prohibition of development and mining the McDonald deposit posed by I-137, but because of the need for an updated design of the project should I-137 be overturned, in late 2001, the Company commenced a redesign of the McDonald Gold Project to integrate the results of additional metallurgical and drilling data, the lower gold price, and information obtained from public hearings on the Plan of Operations submitted in 1994, all changed conditions since the 1993 Davy International Feasibility Study. These factors were combined with the objective of producing a redesign which could obtain lower capital and operating costs.

         The resulting redesign of the McDonald Gold Project, conducted by the Company's engineering staff (at a $275/oz gold price), has produced a pre-feasibility study for an open-pit mining operation utilizing a dedicated leach pad with in-pad solution storage. If I-137 were to be overturned and development of the project were legally possible, Canyon's redesign pre-feasibility indicates that gold and silver can be produced profitably from the McDonald deposit at a $275/oz gold price. The redesign utilizes average recovery factors of 68.4% and 28.3% for gold and silver, respectively, of the total content of each metal in the run-of-mine ore placed on leach pad. The redesign integrates the following environmental advantages over the 1993 design:

         -no facilities located on the alluvial valley of the Blackfoot River

         -in-pad solution storage, therefore, no open ponds

         -no relocation of State Highway 200

         -mine buildings and facilities located out of sight and away from the highway

         -waste rock dumps lined for fluid containment

                            MCDONALD GOLD DEPOSIT(1)
                              MINERALIZED MATERIAL

CUT OFF GRADE(2)           TONS                GRADE               GRADE
   (OPT GOLD)           (MILLIONS)           (OPT GOLD)         (OPT SILVER)
----------------        ----------           ----------         ------------

     0.006                 514.5                0.020               0.105
     0.008                 448.6                0.021               0.111
     0.012                 300.6                0.027               0.131
     0.016                 204.5                0.034               0.152
     0.020                 144.8                0.041               0.173
     0.025                 100.7                0.049               0.200
     0.035                  54.8                0.066               0.252
     0.050                  26.8                0.092               0.325
     0.100                   7.0                0.167               0.505

(1) Currently constrained from development due to the Montana anti-mining law, I-137, the validity of which has been challenged by several lawsuits (See "Legal Status" above).

(2) Cutoff grade is the lowest grade of gold that is included in each category of tons and grade of mineralized material.

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

         The agencies hired experienced consulting firms to prepare the EIS. The consultants were to complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies were actively preparing the EIS when the threat of the anti-mining initiative, I-137, was proposed mid-year 1998. (See "Legal Status."). With the threat of passage and the actual passage of I-137 in November 1998, all permitting work on the McDonald project was suspended.

         Most of the McDonald gold deposit occurs on land owned by the State of Montana and is subject to a 5% net smelter return royalty payable to the state school lands trust, the principal beneficiary of which is Montana Tech, part of the state university system. A minor portion of the McDonald gold deposit occurs on land owned by the Sieben Ranch Company (SRC) and is subject to a 5% net smelter return royalty

                  Seven-Up Pete Property

         There are no current plans to develop or mine the Seven-Up Pete deposit at this time, in that I-137 currently prohibits its development. Prior to its development at any time in the future, an Environmental Impact

Statement for Seven-Up Pete would have to be prepared, which would consider the cumulative impact of simultaneous operation of this property and the McDonald operation.

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

         A comprehensive Pre-Feasibility Study completed in early 1999 documents that the Seven-Up Pete deposit is economically viable at gold prices between $300 per ounce and $350 per ounce when developed in conjunction with the nearby McDonald Gold Project. The Seven-Up Pete mineralized material would be mined in an open pit, hauled by truck to the McDonald site, and crushed and heap leached at the McDonald facility. Using a dilution factor of 25%, the Seven-Up Pete deposit contains 11.7 million tons of mineralized material, with an average grade of 0.051 ounce of gold per ton and 0.24 ounce of silver per ton.

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

         An EIS was being prepared by three co-lead agencies, DEQ, DNRC, and COE, when the anti-mining initiative, I-137, was passed, thus suspending active work on the EIS. This EIS would be used to support all of the major permit decisions. No assurance can be given that such permits will be issued, or if issued, in what time frame such issuance would occur.

         The SPV currently has a $0.5 million exploration reclamation bond fully collateralized with cash.

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

BRIGGS/PANAMINT PROPERTIES

         GENERAL

         Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 4,800 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 10 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. In 1991, considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994, the WSA designation was removed from the entire claim block.

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

         In addition, a separate, relatively undrilled target of significant gold mineralization is the Cecil R/Jackson area located two to four miles north of the Briggs Mine and within the Company's claims in the Panamint District. Earlier drilling delineated 220,000 tons of mineralized rock with an average grade of 0.038 opt at Cecil R. A cluster of holes drilled at the Jackson area, 8,000 feet south of Cecil R, encountered 30 to 75-foot thicknesses of 0.06 opt to 0.116 opt gold grades along a structural zone which extends to the north beyond the area of drilling. A large area of anomalous gold values has been sampled in surface rocks along 2,000 feet of this structural zone north of Jackson to the location where the gold-bearing structural zone passes beneath gravel cover. This same structural zone may be the feeder conduit for the gold mineralization at Cecil R, 8,000 feet to the north. The Cecil R/Jackson area represents a significant target for further exploration drilling by the Company in efforts to develop the next mineable gold deposit in the Panamint District.

         The Company has conducted reconnaissance and detailed mapping and geochemical sampling of nearly the entire claim block. An aerial geophysical program was conducted across the entire claim block in 1996 and was followed up with ground reconnaissance in 1997. The geophysical and geochemical data will be used to assist further exploration for concealed gold deposits on the property.

         ENVIRONMENTAL REGULATION

         In December 2002, the Company's Briggs Mine obtained a permit from the US Bureau of Land Management to conduct exploration activities in and around the Cecil R and Jackson gold occurrences. In January 2003, two environmental groups filed an Appeal and Request for Stay of Approval of the exploration permit. The appeal will be heard by the Interior Board of Land Appeal (IBLA). The Company is opposing the appeal and request for stay of the exploration permit.

         In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation and any disturbances to sacred sites must be mitigated to the sole satisfaction of the Native American tribe. The Company's Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. The Company could be prohibited from developing any additional gold deposits in the Panamint Range due to passage of this law.

         On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. Because of the high cost of backfilling, this regulation essentially eliminates any potential new mines on the Company's properties in the Panamint Range.

MONTANA PROPERTIES

         The Company, through its wholly-owned subsidiary, CR Montana Corporation, owns approximately 900,000 acres of mineral rights and fee lands in western Montana. The fee mineral rights underlie surface rights owned by other parties. The lands and mineral rights are comprised primarily of lands assembled in the early 1900s by The Anaconda Company for their timber and mineral potential. The lands occur in fourteen counties in the mountainous terrain west of the Continental Divide, with most of the lands being located within fifty miles east and west of Missoula, extending to the Idaho State line, and within sixty miles west of Kalispell in northwestern Montana. The mineral rights and fee lands contain many know occurrences of gold, silver, copper, barite, phosphate, and other mineral commodities. During 2002, the Company sold several parcels of mineral rights and fee lands, realizing proceeds of approximately $0.2 million.

LATIN AMERICAN EXPLORATION

         ARGENTINA

         In July 1997, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Mina Cancha property. The agreement initially required Minera to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. In 1998, the purchase terms were modified to lower the payments in the first three years, but increase the total purchase price to $2.42 million. Through 2001, CRIC had received payments totaling approximately $0.6 million under the agreement. In 2002, CRIC received approximately $1.5 million in negotiated final payments of the initial purchase price, with the retention of a 2.5% net smelter return on any production from the property. The Mina Cancha property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property now being actively developed by Meridian Gold Inc.

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

         In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company's auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2002, $182,000 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

         MCDONALD GOLD PROJECT - MONTANA DEPARTMENT OF NATURAL RESOURCES METALIFEROUS MINERAL LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon's inability to continue permitting at McDonald due to the anti-mining initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. In August 2000, the SPV filed a report with the DNRC, containing technical analyses, conducted by 12 individuals and research laboratories with extensive experience in environmental chemistry, extractive metallurgy and mineral processing technology, underground mining technologies, and mining engineering and economic analyses, which demonstrates conclusively that the Venture's proposed open-pit mining and cyanide heap-leach processing is the only technology that can be applied economically to the McDonald and Seven-Up Pete gold/silver deposits. Further, the analyses demonstrate that the proposed open-pit, cyanide heap leaching technology results in maximum resource conservation of this valuable and unique deposit (McDonald) and poses far less risk to human health and the environment than any of the alternative technologies. All alternative existing technologies for development of the deposits within the constraints of I-137 were investigated and analyzed. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid. The Company has initiated judicial review of the agency's decisions and has added the judicial review to its lawsuit against the Sate of Montana, described below. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension and leases are continued until the governmental impediment is resolved.

         SEVEN-UP PETE VENTURE - I-137 LAWSUIT

         On November 3, 1998, an anti-mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the Seven-Up Pete Venture (SPV) to a standstill. This law bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by "for-profit" entities. Just 10 days prior to the election, a federal judge declared the prohibition "unconstitutional."

         The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law;
(ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, the alternative technology analyses submitted to the DNRC (and the court), demonstrate that enactment of I-137 has "taken" the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

         The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company's lawsuit and denied the Company's Petition for Judicial Review of the DNRC's actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of security holders in the last quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The American Stock Exchange
(AMEX) under the symbol CAU. Canyon's common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company's initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the high and low prices for the Company's common stock during 2002 and 2001.

                                COMMON STOCK

     2002                 High                 Low
                          -----               -----
Fourth Quarter            $2.00               $1.03
Third Quarter             $2.59               $1.55
Second Quarter            $2.77               $1.40
First Quarter             $1.78               $1.00

     2001
Fourth Quarter            $1.24               $0.92
Third Quarter             $1.25               $0.91
Second Quarter            $1.38               $0.90
First Quarter             $1.32               $0.87


         On February 21, 2003, the high and low prices for the Company's common stock were $1.61 and $1.45, respectively.

         As of February 21, 2003, there were approximately 1,267 holders of record of the Company's common stock. The number of shareholders of the Company who beneficially own shares in nominee or "street" name or through similar arrangements is estimated by the Company to be approximately 5,000.

         As of February 21, 2003, there were outstanding 20,996,591 shares of common stock.

EQUITY COMPENSATION PLANS

         The following table provides information with respect to the Company's equity compensation plans as of December 31, 2002:

                                 NUMBER OF SECURITIES         WEIGHTED AVERAGE           NUMBER OF SECURITIES
                              TO BE ISSUED UPON EXERCISE      EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER EQUITY
      PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         COMPENSATION PLANS(1)
---------------------------   --------------------------     --------------------    ----------------------------
Equity compensation plans
approved by security                   910,500                      $1.18                        401,467
holders (2)

Equity compensation plans
not approved by security                    --                         --                             --
holders

Total                                  910,500                      $1.18                        401,467



(1)  Excluding securities reflected in first column.

(2) See Note 16 to Consolidated Financial Statements for information regarding these plans.

DIVIDENDS

         Since the Company's inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

ISSUES OF UNREGISTERED SECURITIES

         During the fourth quarter of 2002, the Company issued 27,900 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected information regarding the Company's financial condition and results of operations over the past five years. (1)

                                                                          DECEMBER 31,

                                           2002              2001              2000                 1999              1998
                                       ------------      ------------      ------------         ------------      ------------
SUMMARY OF CONSOLIDATED                                  ----------------------------- RESTATED ------------------------------
BALANCE SHEETS
Working Capital                        $  3,982,800      $  2,916,300      $  4,054,500         $    240,300      $(12,036,400)
Current Assets                           10,590,700        11,532,800        13,978,200           13,899,200        15,883,500
Total Assets                             37,025,900        45,267,500        50,015,900(2)        71,075,700        81,002,700
Current Liabilities                       6,607,900         8,616,500         9,923,700           13,658,900        27,919,900
Long-term Obligations                     3,922,600         6,492,400         7,282,000           11,937,700         8,652,900
Total Liabilities                        10,530,500        15,108,900        17,205,700           25,596,600        36,572,800
Common Stockholders' Equity              26,495,400        30,158,600        32,810,200           45,479,100        44,429,900



SUMMARY OF CONSOLIDATED
STATEMENTS OF OPERATIONS
Sales                                  $ 17,377,100      $ 28,126,000      $ 34,726,300         $ 30,904,500      $ 35,246,600
Income (Loss)
Before
   Extraordinary Items and
   Cumulative Effect of Changes
   in Accounting Principles                                                                                         (2,409,500)(3)
Net Income (Loss)                        (5,373,500)       (7,446,200)      (13,422,800)             917,000       (11,619,100)
Net Income (Loss) Per Share(4)
   Basic and Diluted(5)                       (0.29)            (0.54)            (1.15)               (0.08)            (1.01)

(1) Prior financial information for the years 2001, 2000, 1999 and 1998 have been restated. See Note 19 to the Consolidated Financial Statements.

(2) The Company wrote-down the carrying value of its Briggs Mine assets to fair market value in 2000. See Note 9 to the Consolidated Financial Statements.

(3) The Company changed its methods of accounting for exploration costs on unproven properties and accounting for costs of start-up activities in 1998.

(4) Per share amounts in 1999 and 1998 have been restated to give effect to the Company's March 24, 2000 1/4 reverse split.

(5) Potential common shares had no effect on per share amounts in 1999 and would be antidilutive during 2002, 2001, 2000, and 1998, respectively, as the Company recorded net losses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on Form 10-K. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

         The Company produces gold at its Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold dore bars. The Company must make certain estimates regarding this overall process, the most significant of which are the amount and timing of gold to be recovered. Although the Company can calculate with reasonable certainty the tonnage and grades of ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed or run-of-mine) and the particular mineralogy of a deposit being mined. The Company bases its estimates on laboratory leaching models, which approximates the ore under leach on the heap. From this data, the Company estimates the amount of gold that can be recovered and the time it will take for recovery. The Company continually monitors the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the amount of gold under leach, the Company calculates, or derives the amount, by taking the difference between -the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as dore. Based on a gold price of $350 per ounce, if 5% less gold is recovered than the Company estimates exists on the heap at 12/31/02, this would have an impact on net income and cash flow of approximately $0.9 million and $0.6 million, respectively. Similar financial impacts would be recognized for varying recovery changes on a pro rata basis. The Company must capture and classify its inventory related costs to achieve the "matching concept" of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as dore, and added to i) all direct costs incurred in the leaching and refining processes, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to dore. As the Company's estimate of time to recover gold from first being placed under leach to dore production is twelve months, inventory costs are considered a current asset. Based on current reserves, the Briggs Mine will stop loading ore on the heap leach pad in the fourth quarter of 2003 and active leaching with cyanide will end in the fourth quarter of 2004.

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

         The Company assesses its producing properties and undeveloped mineral claims and leases for impairment when events or changes in circumstances warrant and at least annually. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation and other courses of action to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $18,703,300 at December 31, 2002, has been appropriately determined. Assumptions underlying future cash flows estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions.

         The Company must estimate useful lives and residual values to establish amortization amounts for the carrying values of its intangible assets. These assets, which are comprised of the Company's McDonald and Seven-Up Pete properties, are presently legally constrained from development due to the anti-mining initiative, I-137. The Company has filed lawsuits seeking to have I-137 declared unconstitutional, or alternatively, to obtain a "takings" or damage award for the lost value of the properties. The Company must use considerable judgment in establishing a litigation timeline and possible monetary outcomes, and utilizes external counsel and other consultants to establish these parameters. The Company has currently established an amortization period of eight years applied to the carrying values of the properties (as restated).

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         As further discussed in Note 19 to the Consolidated Financial Statements, the Company has identified certain accounting matters that require restatement to its Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and prior. For the year ended December 31, 2001, the impact of the adjustments was to increase the Company's net loss by $1,706,100, or $0.12 per share. For the year ended December 31, 2000, the impact of the adjustments was to increase the Company's net loss by $1,350,000, or $0.12 per share. The cumulative effect of these adjustments as of January 1, 2000 was to increase Retained Deficit at that date by $155,600. The adjustment were i) to expense previously capitalized costs for the Company's McDonald Gold Project (incurred since November 1998) and, ii) to include depreciation, depletion and amortization as a cost in inventories at the Company's Briggs Mine. The Company also determined that with the passage of the anti-mining initiative, I-137, in Montana in 1998, certain mineral property assets previously included in Property and Equipment in the Consolidated Balance Sheet should have been reclassified to a separate intangible assets caption. This change had no effect on reported results of operations or cash flows. The amount reclassified was $21,375,200 at December 31, 2001. The Company has also restated its results of operations for each of the quarters in 2002 and 2001 as discussed under "Selected Quarterly Financial Data" on page 71. Prior period amounts in the ensuing discussion have been adjusted for these restatements where applicable.

         RESULTS OF OPERATIONS

         2002 COMPARED TO 2001

         The Company recorded a net loss of $5,373,500, or $0.29 per share, on revenues of $17,377,100 in 2002. This compares to a net loss of $7,446,200, or $0.54 per share, on revenues of $28,126,000 in 2001. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

         During 2002, the Company sold 57,838 ounces of gold and 14,554 ounces of silver at an average realized price of $300 per equivalent gold ounce. During 2001, the Company sold 97,443 ounces of gold and 26,800 ounces of silver at an average realized price of $289 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $310 per ounce in 2002 and $271 per ounce in 2001. All of the Company's revenues in 2002 and 2001 were from domestic activities.

         The following table summarizes the Company's gold deliveries and revenues in 2002 and 2001.

                                            2002                                                   2001
                          --------------------------------------------          ------------------------------------------
                           GOLD        AVERAGE PRICE        REVENUE              GOLD        AVERAGE PRICE        REVENUE
                          OUNCES           PER OZ.           $000'S             OUNCES           PER OZ.           $000'S
                          ------       -------------       ----------           ------       --------------       --------
  Deliveries
   Forwards               30,600       $     269           $    8,224           22,900       $     274            $  6,283
   Spot sales             27,238       $     310                8,442           74,543       $     270              20,096
  Cash settlement
     of forwards              --              --                 (619)              --              --                 126
   Deferred income            --              --                1,264               --              --               1,505
                          ------                           ----------           ------                            --------
                          57,838       $     299               17,311           97,443       $     287              28,010
Other transactions
   Silver proceeds            --              --                   66               --              --                 116
                          ------                           ----------           ------                            --------
                          57,838       $     300           $   17,377           97,443       $     289            $ 28,126


         Cost of sales was $15.5 million in 2002 compared to $23.3 million in 2001. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. In addition, during 2002 and 2001, the Company wrote down inventories at the Briggs Mine to net realizable value. These write downs ($253,800 in 2002 and $1,561,800 in 2001) are also included in cost of sales.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

                                                PER OUNCE
                                            ------------------
                                            2002          2001
                                            ----          ----

Cash Operating Cost(1)                      $292          $231
Total Cash Costs(2)                         $292          $232
Total Production Costs(3)                   $379          $319


(1) As per cost of sales description above, excluding royalties, accruals for site reclamation and inventory write downs to net realizable value.

(2)  Cash operating cost plus royalties.

(3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Cash costs per ounce were higher in 2002 due to lower gold production. The lower gold production was principally a result of completing pre-stripping requirements at the Goldtooth deposit, which resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

         Depreciation, depletion, and amortization was lower in 2002 due to lower ounces of gold sold, despite inclusion of the amortization of other intangible assets described in the following paragraph of which there was no comparable activity in 2001.

         On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and addresses financial accounting and reporting for intangible assets, acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. As the Company's mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has reclassified the carrying values of $21,375,200 from Property and Equipment to a separate Mining Claims and Leases caption in its Consolidated Balance Sheet and has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. For the year ended December 31, 2002, amortization expense of $2,671,900 was recorded in connection with adoption of this standard.

         Selling, general, and administration expenses were higher in 2002 due to an increase in investor relations activity.

         Exploration and development costs were higher in 2002 due to higher costs associated with the Company's McDonald Gold Project.

         Interest income was lower in 2002 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.

         The following table summarizes certain gains on asset dispositions the Company recognized during 2002 and 2001:

                                                         $000S
                                                    2001        2002
                                                  -------     -------

Sale of foreign exploration property              $ 1,557     $   250
Sale of Briggs crusher                              1,173          --
Sale of mineral property interests                     71          --
Other                                                  --         (49)
                                                  -------     -------
                                                  $ 2,801     $   201

         The Company recorded an unrealized mark-to-market gain on its forward gold contracts of $110,000 during 2002, and an unrealized mark-to-market loss of $597,600 during 2001. These amounts are shown as a separate line item in the other income (expense) section in the Statement of Operations.

         During 2001, the Company entered into a 20,000 ounces forward position and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is included in other income in the Statement of Operations. There was no comparable activity in 2002.

         There was no current or deferred provision for income taxes during 2002 or 2001. Additionally, although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2002 and 2001 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Inflation did not have a material impact on operations in 2002 or 2001. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

         2001 COMPARED TO 2000

         The Company recorded a net loss of $7,446,200 or $0.54 per share, on revenues of $28,126,000 in 2001. This compares to a net loss of $13,422,800, or $1.15 per share, on revenues of $34,726,300 in 2000. The 2000 results include charges of approximately $10.8 million in connection with asset impairments at the Briggs Mine.

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

         The following table summarizes the Company's gold deliveries and revenues in 2001 and 2000.

                                            2001                                        2000
                            -------------------------------------        -------------------------------------
                             GOLD      AVERAGE PRICE      REVENUE         GOLD      AVERAGE PRICE      REVENUE
                            OUNCES         PER OZ.         $000S         OUNCES         PER OZ.         $000S
                            ------     -------------     --------        ------     -------------     --------
Deliveries
   Forwards                 22,900       $     274       $  6,283        55,300       $     294       $ 16,254
   Spot sales               74,543       $     270         20,096        32,097       $     284          9,110
   Cash settlement of
     forwards                   --              --            126            --              --            827
   Deferred income              --              --          1,505            --              --          8,421
                            ------                       --------        ------                       --------
                            97,443       $     287         28,010        87,397       $     396         34,612
Other transactions
   Silver proceeds              --              --            116            --              --            114
                            ------                       --------        ------                       --------
                            97,443       $     289       $ 28,126        87,397       $     397       $ 34,726

         Cost of sales was $23.3 million in 2001 compared to $27.9 million in 2000. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company's production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. During 2001 and 2000, the Company wrote down its inventories at the Briggs Mine to net realizable value. The write downs ($1,561,800 in 2001 and $3,288,900 in 2000) are also included in cost of sales.

         Per ounce cost of gold production at the Briggs Mine as computed under the Gold Institute's Production Cost Standard, was as follows:

                                                PER OUNCE
                                           ------------------
                                           2001          2000
                                           ----          ----

Cash Operating Cost(1)                     $231          $267
Total Cash Costs(2)                        $232          $272
Total Production Costs(3)                  $319          $388


(1) As per cost of sales description above, excluding royalties, accruals for site reclamation and inventory write downs to net realizable value.

(2)  Cash operating cost plus royalties.

(3) Total cash costs plus depreciation, depletion, amortization and accruals for site reclamation.

         Cash costs per ounce were lower in 2001 due to higher gold production from higher grades of ore mined.

         Depreciation, depletion, and amortization was lower in 2001 due to a write down of $7,463,100 of the carrying value of the Briggs Mine property and equipment assets at December 31, 2000.

         Selling, general, and administration expenses were higher in 2001 due primarily to the settlement of a water quality matter at the Company's Kendall Mine in Montana.

         Exploration and development costs were lower in 2001 due primarily to lower costs at the Company's McDonald Gold Project.

         Interest income was lower in 2001 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company's gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment in other comprehensive income. In addition, approximately $2.8 million of deferred income arising from the deferral of gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues in the Statement of Operations. During the second quarter of 2001, the Company entered into additional floating rate forward contracts and, at December 31, 2001, had outstanding contracts on 51,600 ounces of gold at an average price of approximately $268 per ounce. The fair market value of the forward contracts was approximately $0.6 million less than contractual amounts. The unrealized mark-to-market loss is shown as a separate line item in the other income (expense) section in the Statement of Operations.

         During the first quarter of 2001, the Company entered into a 20,000 ounce forward position and financially settled the contract with its counterparty, which resulted in a gain of approximately $0.2 million. This amount is included in other income in the Statement of Operations.

         The Company recognized gains of $0.3 million in 2001 and $0.1 million in 2000 in connection with the sale of a foreign exploration property.

         During the fourth quarter of 2000, the Company recorded an impairment loss of approximately $7.5 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company's forecast for a lower gold price than was estimated in prior periods; and (ii) the Company's minimal hedge position relative to remaining reserves.

         There was no current or deferred provision for income taxes during 2001 or 2000. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2001 and 2000 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         Inflation did not have a material impact on operations in 2001 or 2000.

LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY:

         At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February - March 2003, the Company raised approximately $3.3 million through the sale of 6%, two year convertible debentures of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt. The Company believes that its cash requirements over the next 12 months can be funded through a combination of (i) existing cash; (ii) cash flow from operations; and (iii) cash raised in connection with the sale of the aforementioned debentures, net of the amount used to pay off the existing Briggs Mine debt. If management's plans are not successful, operations and liquidity may be adversely impacted.

         The Company's long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities with the objective of creating cash flow to sustain the corporation and advance its remaining principal asset, the McDonald Gold Project, however there are no assurances of success in this regard or in the Company's ability to secure additional financing through capital markets in the future.

SUMMARY OF 2002 CASH FLOWS:

         The Company's cash and cash equivalents decreased $1.2 million during 2002 to $0.4 million at year-end. The decrease was a result of net cash used in operations of $2.8 million, net cash provided by investing activities of $2.7 million and $1.1 million of net cash used in financing activities.

OPERATING ACTIVITIES:

         Operations used $2.8 million of cash in 2002 as compared to providing $3.5 million in 2001 and $0.5 million in 2000. Operating cash flow in 2002 was negatively impacted by lower gold sales.

INVESTING ACTIVITIES:

Capital Expenditures

         Capital expenditures in 2002 totaled $1.1 million - essentially to complete development of the Goldtooth deposit at the Briggs Mine.

         Capital expenditures in 2001 totaled $3.5 million. Major components were development of the North Briggs deposit, and expansion of the leach pad capacity to accommodate all currently known reserves to be mined.

         Capital expenditures in 2000 totaled $1.9 million essentially for projects at the Briggs Mine, the principal component being development of the North Briggs deposit.

Asset Dispositions

         During 2002, the Company received proceeds of approximately $2.6 million from the sale of the Briggs Mine crusher.

         During 2002, 2001, and 2000, the Company received proceeds of approximately $1.5 million, $0.3 million and $0.1 million, respectively, in connection with the sale of an exploration property.

         During 2001, the Company received proceeds of approximately $0.4 million through the sale of certain non-mineralized lands from the McDonald Gold Project.

FINANCING ACTIVITIES:

Common Stock Issues

         During the period January through April 2002, the Company issued 1,832,746 shares in private placements, raising approximately $2.2 million.

         In December 2001, the Company issued 1,897,130 shares in a private placement, raising approximately $1.7 million.

         During the period December 2000 through February 2001, the Company issued 1,473,052 shares in a private placement, raising approximately $1.2 million (approximately $0.8 million in December 2000).

Credit Arrangements

         PURCHASE OF THE MCDONALD GOLD PROJECT

         On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana's partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana. The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. (See "Other Matters - McDonald Gold Project - Anti-Mining Initiative").The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

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

         The following table summarizes principal payments and weighted average interest rates on the loan facility during the last three years:

                                          2002           2001           2000
                                       ----------     ----------     ----------
Principal payments                     $2,393,600     $1,585,000          --
Weighted average interest rates           4.3%           6.8%            8.9%

         At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February - March 2003, the Company raised approximately $3.3 million through the sale of 6% two year convertible debentures (See Note 21 to Consolidated Financial Statements), of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt.

         EQUIPMENT LEASE BUYOUTS

         The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. Financing terms through July 2002 required payments of approximately $10,000 per month at an interest rate of 9.9%. Principal payments of $68,100, $102,000, and $30,700 were made during 2002, 2001, and 2000, respectively, in connection with the financings.

         In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price with Caterpillar Finance for one year at an interest rate of 6.75%.

         SURETY BONDS

         Certain bonds have been issued aggregating $4.0 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2002, the Surety held the following collateral for such bonds: (i) cash in the amount of $149,400; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

OUTLOOK:

Operations

         The Briggs Mine is expected to produce approximately 56,000 ounces of gold in 2003 at cash operating costs in the range of $140-$150 per ounce. Capital spending of approximately $2.8 million is anticipated to develop the North Briggs layback reserve. The Company's hedge position as of December 31, 2002 consists of 6,300 ounces of floating rate forward contracts at an average price of $270 per ounce. These contracts were settled during the first quarter of 2003.

         The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2003. This estimate is based on the likelihood that no substantive reclamation work will be undertaken in 2003 as a result of the Montana Department of Environmental Quality's decision in February 2002 to require an Environmental Impact Statement before proceeding with reclamation activities. See "Other Matters- Environmental Regulation."

         Expenditures at the McDonald Gold Project are expected to be approximately $0.5 million in 2003.

Asset Disposals

         The Company anticipates closing approximately $0.3 million of mineral rights and fee land sales in 2003 in connection with an August 2002 auction, however, these funds have been sequestered by court order. (See "Other Matters - Kendall Mine - Lawsuit and Preliminary Injunction.")

Financing

         In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. Interest on the debentures is payable quarterly, and the holders have the right to convert the principal to common stock of the Company at any time, subject to certain adjustments, at a conversion rate of $1.38 per share of common stock.

         The Company's financing obligations and commitments in 2003 include the following: (i) debt and interest payments of approximately $1.7 million (after repayment of the Briggs Mine debt as described in the preceding paragraph), and
(ii) capital lease payments of approximately $0.2 million. In addition, the Company may be required to deposit collateral in support of certain reclamation and other bonds as more fully described under the caption "Credit Arrangements - Surety Bonds".

OTHER MATTERS:

McDonald Gold Project

         ANTI-MINING INITIATIVE

         In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company's lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order.

         STATE LEASES

         On September 24, 1998, the Montana Department of Natural Resources
(DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company's position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC's action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the Company's petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court.

Kendall Mine

         LAWSUIT AND PRELIMINARY INJUNCTION

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

         In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company's auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2002, $182,000 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

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

         The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). Costs incurred for reclamation and closure activities at the Kendall Mine in 2002, 2001, and 2000 were $0.2 million, $0.5 million, and $0.6 million, respectively. Costs to date total $7.6 million and the Company's estimate of total costs to achieve mine closure is $9.1 million. The Company has $1,896,300 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ's action. The Company's estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

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

         In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation and any disturbances to sacred sites must be mitigated to the sole satisfaction of the Native American tribe. The Company's Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. The Company could be prohibited from developing any additional gold deposits in the Panamint Range due to passage of this law.

         On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. Because of the high cost of backfilling, this regulation essentially eliminates any potential new mines on the Company's properties in the Panamint Range.

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

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company's adoption of SFAS No. 143 will not have a material impact on the Company's results of operations or financial position.

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

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that SFAS No. 146 will have a material impact on its results of operations or financial position.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.
45). FIN No. 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN No. 45, the Company has adopted the disclosure requirements effective December 31, 2002. The Company believes that the initial recognition and measurement provisions of FIN No. 45 on a prospective basis for guarantees issued or modified after December 31, 2002, will not have a material impact on its results of operations or financial position.

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 128) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective December 31, 2002.

Dividends

         Since the Company's inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

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

         The Company, as required by its Briggs Mine loan facility, utilizes forward sales contracts to limit or reduce market exposure from the sale of gold from the Briggs Mine. As of December 31, 2002, the Company had outstanding fixed and floating forward gold contracts on 6,300 ounces at an average price of $270 per ounce, approximately 11% of anticipated production in 2003. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or
(ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company's annual profitability and cash flow, if 11% of its estimated production for 2003 was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.5 million. Similarly, a forward position of 50% with a $10 change in the price of gold would impact the Company's annual profitability and cash flow by approximately $0.3 million.

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

         At December 31, 2002, the fair value of the Company's forward gold contracts was approximately $0.5 million less than contractual amounts.

Interest Rates

         At December 31, 2002, the Company's debt, all relating to the Briggs Mine loan facility, was approximately $1.4 million. The Company is required to periodically reset the rate on the loan facility for periods that the Company may choose which range in duration from one to six months. During 2002, 2001, and 2000, respectively, the interest rate on the Company's cash loans for the loan facility averaged 4.3%, 6.8%, and 8.9%, respectively. A 100 basis point change in the rate would have an impact on annual earnings and cash flow of less than $15,000, based on the outstanding loan amount of approximately $1.4 million at December 31, 2002.

Foreign Currency

         The price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants ........................................ 43
Consolidated Balance Sheets .............................................. 44
Consolidated Statements of Operations .................................... 45
Consolidated Statements of Changes in Stockholders' Equity ............... 46
Consolidated Statements of Cash Flows .................................... 47-48
Notes to Consolidated Financial Statements ............................... 49-70
Selected Quarterly Financial Data (Unaudited) ............................ 71

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2001 and 2000.

Also, as discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for intangible assets effective January 1, 2002 with the adoption of Statement of Financial Accounting Standard No. 142.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Denver, Colorado


April 15, 2003

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            December 31,        December 31,
                                                                                2002                2001
                                                                           --------------      --------------
                                                                                                 (Restated)
ASSETS
Cash and cash equivalents                                                  $      430,800      $    1,618,100
Restricted cash                                                                   375,100             129,700
Accounts receivable                                                                 6,800              22,800
Metal inventories                                                               8,787,700           8,895,700
Materials and supplies                                                            187,900             365,700
Prepaid and other current assets                                                  802,400             500,800
                                                                           --------------      --------------
     Total current assets                                                      10,590,700          11,532,800
                                                                           --------------      --------------


Property and equipment, at cost
     Producing properties                                                      43,347,000          49,705,600
     Other                                                                        916,300             919,900
                                                                           --------------      --------------
                                                                               44,263,300          50,625,500
Accumulated depreciation and depletion                                        (38,905,400)        (40,867,400)
                                                                           --------------      --------------
     Net property and equipment                                                 5,357,900           9,758,100
                                                                           --------------      --------------

Undeveloped mineral claims and leases, net                                     18,703,300          21,375,200
Restricted cash                                                                 2,294,700           2,265,100
Other assets                                                                       79,300             336,300
                                                                           --------------      --------------

     Total Assets                                                          $   37,025,900      $   45,267,500
                                                                           ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $    3,908,700      $    4,840,000
Notes payable - current                                                         1,355,600           1,743,100
Capital leases - current                                                          167,400             560,400
Unrealized loss on derivative instruments                                         487,600             597,600
Other current liabilities                                                         688,600             875,400
                                                                           --------------      --------------
     Total current liabilities                                                  6,607,900           8,616,500

Notes payable - long term                                                              --           2,074,200
Capital leases - long term                                                         28,400             504,000
Accrued reclamation costs                                                       3,894,200           3,914,200
                                                                           --------------      --------------
     Total liabilities                                                         10,530,500          15,108,900
                                                                           --------------      --------------

Commitments and contingencies (Note 11)

Common stock ($.01 par value) 50,000,000 shares authorized;
     issued and outstanding: 18,853,400 at December 31, 2002;
     16,306,700 at December 31, 2001                                              188,500             163,100
Capital in excess of par value                                                102,957,500          99,992,800
Deficit                                                                       (76,650,600)        (71,277,100)
Accumulated other comprehensive income                                                 --           1,279,800
                                                                           --------------      --------------
     Total Stockholders' Equity                                                26,495,400          30,158,600
                                                                           --------------      --------------

     Total Liabilities and Stockholders' Equity                            $   37,025,900      $   45,267,500
                                                                           ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                                 2002                2001                2000
                                                            --------------      --------------      --------------
                                                                                  (Restated)          (Restated)
     REVENUE
Sales                                                       $   17,377,100      $   28,126,000      $   34,726,300
                                                            --------------      --------------      --------------

     EXPENSES
Cost of sales                                                   15,462,300          23,319,000          27,958,200
Depreciation, depletion, and amortization                        8,054,700           9,757,700          10,061,900
Selling, general and administrative                              1,332,300           1,261,700           1,098,200
Exploration and development costs                                  592,600             481,800             925,800
Asset impairments                                                       --                  --           7,463,100
(Gain) loss on asset disposals                                  (2,801,100)           (201,400)            104,400
                                                            --------------      --------------      --------------
                                                                22,640,800          34,618,800          47,611,600
                                                            --------------      --------------      --------------


     OTHER INCOME (EXPENSE)
Interest income                                                     57,000             133,100             223,700
Interest expense                                                  (283,800)           (706,400)           (760,300)
Unrealized gain (loss) on derivative instruments                   110,000            (597,600)                 --
Other                                                                7,000             217,500                (900)
                                                            --------------      --------------      --------------
                                                                  (109,800)           (953,400)           (537,500)
                                                            --------------      --------------      --------------

Net loss                                                    $   (5,373,500)     $   (7,446,200)     $  (13,422,800)
                                                            ==============      ==============      ==============

Basic and diluted net loss per share                        $        (0.29)     $        (0.54)     $        (1.15)
                                                            ==============      ==============      ==============

     Weighted average shares outstanding                        18,854,500          13,743,200          11,699,700
                                                            ==============      ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                   Common Stock            Capital                          Other         Common
                                             Number of        At Par       In Excess       Retained     Comprehensive  Stockholders'
                                               Shares         Value      of Par Value       Deficit     Income (Loss)     Equity
                                            -----------    -----------   ------------    -------------  -------------  -------------

Balances, December 31, 1999,
   as previously reported                    46,497,500    $   465,000   $ 95,422,100    $ (50,252,500)                 $45,634,600
Adjustments (Notes 2 & 19)                           --             --             --         (155,600)                    (155,600)
                                            -----------    -----------   ------------    -------------                  -----------
Balances, January 1, 2000,
   as restated                               46,497,500        465,000     95,422,100      (50,408,100)                  45,479,000

Exercise of stock option                         10,000            100          2,400               --                        2,500
Adjustment to reflect
    1/4  reverse split                      (34,880,200)      (348,800)       348,800               --                           --
Issuance of stock                               871,900          8,700        742,800               --                      751,500
Net (loss) (RESTATED)(1)                             --             --             --      (13,422,800)                 (13,422,800)
                                            -----------    -----------   ------------    -------------                  -----------

Balances, December 31, 2000,
   as restated                               12,499,200        125,000     96,516,100      (63,830,900)                  32,810,200

Issuance of stock                             3,799,800         38,000      3,476,800               --                    3,514,800
Exercise of stock options                         7,700            100           (100)              --                           --
Comprehensive income
   Net (loss) (RESTATED)(1)                          --             --             --       (7,446,200)                  (7,446,200)
   Other comprehensive income (loss)
     Transition adjustment(2)                        --             --             --               --     3,084,300      3,084,300
     Reclassification adjustments:
       Deferred hedging gains
       recognized in net income                      --             --             --               --    (1,505,200)    (1,505,200)
       Net gain on forward gold contracts
       recognized in net income                      --             --             --               --      (315,100)      (315,100)
                                                                                                         -----------    -----------
                                                                                                          (1,820,300)    (1,820,300)
                                                                                                         -----------    -----------
     Unrealized gain on securities                   --             --             --               --        15,800         15,800
                                                                                                         -----------    -----------
     Other comprehensive income                      --             --             --                      1,279,800      1,279,800
                                                                                                         -----------    -----------
   Comprehensive (loss) (RESTATED)(1)                --             --             --               --            --     (6,166,400)
                                            -----------    -----------   ------------    -------------   -----------    -----------

Balances, December 31, 2001,
   as restated                               16,306,700        163,100     99,992,800      (71,277,100)    1,279,800     30,158,600

Stock issued for cash                         1,832,800         18,300      2,153,200               --            --      2,171,500
Stock issued in payment of goods                567,600          5,700        720,900               --            --        726,600
Other stock issued                               97,000            900         91,100               --            --         92,000
Exercise of stock options                        49,300            500           (500)              --            --             --
Comprehensive loss
   Net (loss)                                        --             --             --       (5,373,500)           --     (5,373,500)
   Other comprehensive (loss)
     Reclassification adjustments:
     Deferred hedging gains recognized
       in net income                                 --             --             --               --    (1,264,000)    (1,264,000)
     Gain on securities recognized
       in net income                                 --             --             --               --       (15,800)       (15,800)
                                                                                                         -----------    -----------
     Other comprehensive (loss)                      --             --             --               --    (1,279,800)    (1,279,800)
                                                                                                         -----------    -----------
   Comprehensive (loss)                              --             --             --               --            --     (6,653,300)
                                            -----------    -----------   ------------    -------------   -----------    -----------

Balances, December 31, 2002                  18,853,400    $   188,500   $102,957,500    $ (76,650,600)  $        --    $26,495,400
                                            ===========    ===========   ============    =============   ===========    ===========

(1) See Note 19 for further discussion of the restatements of net (loss) for the years ended December 31, 2001 and 2000 and Retained Deficit at January 1, 2000.

(2) Fair market value of the Company's forward gold contracts and deferred hedging gains derecogonized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                           2002                2001                2000
                                                                      --------------      --------------      --------------
                                                                                            (Restated)          (Restated)
Cash flows from operating activities:
   Net loss                                                           $   (5,373,500)     $   (7,446,200)     $  (13,422,800)
                                                                      --------------      --------------      --------------
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and depletion                                            8,054,700           9,757,700          10,061,900
     Amortization of financing costs                                          55,800             167,500             187,700
     Asset impairments                                                            --                  --           7,463,100
     (Gain) loss on asset dispositions                                    (2,801,100)           (201,400)            104,400
     Unrealized (gain) loss on derivative instruments                       (110,000)            597,600                  --
     Reclassification adjustment of other
       comprehensive income                                               (1,279,800)         (1,505,200)                 --
     Other                                                                    92,100                  --                  --
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                             16,000             745,300            (749,300)
       (Increase) decrease in inventories                                   (973,500)            (47,100)          4,861,200
       (Increase) decrease in prepaid and other assets                       102,800            (132,300)            207,700
       Increase (decrease) in accounts payable and
         accrued liabilities                                                (493,400)            368,500             485,900
       Decrease in deferred income                                                --                  --          (8,421,200)
       Increase (decrease) in other liabilities                              (20,000)          1,338,900            (399,200)
       (Increase) decrease in restricted cash                                (31,800)           (108,900)             83,100
                                                                      --------------      --------------      --------------
       Total adjustments                                                   2,611,800          10,980,600          13,885,300
                                                                      --------------      --------------      --------------

       Net cash provided by (used in) operating activities                (2,761,700)          3,534,400             462,500
                                                                      --------------      --------------      --------------

Cash flows from investing activities:
   Purchases and development of property and equipment                    (1,059,100)         (3,554,700)         (1,882,000)
   Proceeds from asset dispositions                                        3,987,500             664,700              89,200
   Earnest money received                                                     62,700                  --                  --
   (Increase) decrease in restricted cash                                   (243,200)                 --           1,345,800
                                                                      --------------      --------------      --------------

       Net cash provided by (used in) investing activities                 2,747,900          (2,890,000)           (447,000)
                                                                      --------------      --------------      --------------

Cash flows from financing activities:
   Issuance of stock                                                       2,171,500           2,107,300             754,000
   Payments on debt                                                       (2,461,700)         (1,687,000)            (30,700)
   Payments on capital lease obligations                                    (883,300)           (507,800)           (359,200)
                                                                      --------------      --------------      --------------

       Net cash provided by (used in) financing activities                (1,173,500)            (87,500)            364,100
                                                                      --------------      --------------      --------------

   Net increase (decrease) in cash and cash equivalents                   (1,187,300)            556,900             379,600
   Cash and cash equivalents, beginning of year                            1,618,100           1,061,200             681,600
                                                                      --------------      --------------      --------------

   Cash and cash equivalents, end of year                             $      430,800      $    1,618,100      $    1,061,200
                                                                      ==============      ==============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

Supplemental disclosures of cash flow information:

     1. The Company paid $177,100, $489,900 and $575,200 of interest during 2002, 2001, and 2000, respectively. Interest in the amount of $50,100 was capitalized during 2001. There was no interest capitalized during 2002 and 2000.

     2.   The Company paid no income taxes during 2002, 2001, and 2000.

Supplemental schedule of noncash investing and financing activities:

     1. The Company issued 567,600 shares of common stock with a fair market value of $726,600 to certain creditors as payment for goods and services in 2002.

     2. The Company issued 94,500 shares of common stock with a fair market value of $87,100 to an employee as compensation for services in 2002.

     3. The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease in 2002.

     4. The Company purchased a net smelter returns royalty in 2001 by issuing 1,050,000 shares of its common stock with a fair market value of $1,207,500.

     5. The Company acquired certain real property interests in 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

     6. The Company financed an equipment lease buy-out in the amount of $167,400 during 2001.

     7. Capital lease obligations of $35,100, $443,900, and $313,300 were incurred for equipment in 2002, 2001, and 2000, respectively.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND LIQUIDITY:

         Canyon Resources Corporation (the Company or Canyon) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing, operating and final closure of mining projects. The Company has gold production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals) in the western United States and in Latin America. The principal market for the Company's precious metals products are European-based bullion trading concerns.

         At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. In February 2003, the Company raised approximately $3.3 million through the sale of 6%, two year convertible debentures (See Note 21), of which approximately $1.2 million was used to pay off the existing Briggs Mine debt. The Company believes that its cash requirements over the next 12 months can be funded through a combination of (i) existing cash; (ii) cash flow from operations; and (iii) cash raised in connection with the sale of the aforementioned debentures, net of the amount used to pay off the existing Briggs Mine debt. If management's plans are not successful, operations and liquidity may be adversely impacted.

2.       RESTATEMENTS:

         As further discussed in Note 19, the Company has identified certain accounting matters that require restatement to its Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and prior. For the year ended December 31, 2001, the impact of the adjustments was to increase the Company's net loss by $1,706,100, or $0.12 per share. For the year ended December 31, 2000, the impact of the adjustments was to increase the Company's net loss by $1,350,000, or $0.12 per share. The cumulative effect of these adjustments as of January 1, 2000 was to increase Retained Deficit at that date by $155,600. The adjustments were i) to expense previously capitalized costs for the Company's McDonald Gold Project (incurred since November 1998) and, ii) to include depreciation, depletion and amortization as a cost in inventories at the Company's Briggs Mine. The Company also determined that with the passage of the anti-mining initiative, I-137, in Montana in 1998, certain mineral property assets previously included in Property and Equipment in the Consolidated Balance Sheet should have been reclassified to a separate intangible asset caption. This change had no effect on reported results of operations or cash flows. The amount reclassified was $21,375,200 at December 31, 2001. Prior period amounts in the accompanying footnotes have been adjusted for these restatements where applicable.

3.       BASIS OF PRESENTATION:

MANAGEMENT ESTIMATES AND ASSUMPTIONS: Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

CONSOLIDATION PRINCIPLES: The consolidated financial settlements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon Resources (Chile) S.A.; Canyon De Panama, S.A.; CR Brazil Corporation; Judith Gold Corporation, and its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; Canyon Resources Africa Ltd.; and Canyon Resources Tanzania Limited. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   BASIS OF PRESENTATION, CONTINUED:

REVERSE STOCK SPLIT: On March 9, 2000, the Board of Directors approved a resolution to implement a 1/4 reverse split of the Company's common stock, reduce the Company's authorized shares of common stock from 100 million to 50 million, eliminate the Company's authorized preferred stock, and modify the numbers of outstanding warrants and options and their exercise price in accord with the 1/4 reverse split. These actions were effective on March 24, 2000. Per share calculations for all periods presented in the Company's Statements of Operations and all references to per share amounts or common stock equivalents in the notes hereto have been adjusted to give effect to the reverse split.

PRIOR PERIOD RECLASSIFICATIONS: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 2002 and 2001, a significant portion of its cash in two financial institutions. See Note 12.

RESTRICTED CASH: Cash held as collateral for reclamation bonds is classified based on the expected release or use of such collateral. Cash held in trust and restricted to specific use is classified as current when expected to be used in current operations or noncurrent when expected to be used in the acquisition, maintenance, or development of noncurrent assets.

INVENTORIES: In-process and finished goods inventory are stated at the lower of average cost or net realizable value. In-process material includes the estimated recoverable ounces of gold contained in broken-ore under leach on the heap leach pad. Costs capitalized to inventory for in-process material include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. Finished goods represent contained ounces of gold in unsold dore. Costs capitalized to inventory for finished goods include i) all of the costs included in in-process materials, ii) all direct costs incurred in the leaching and refining processes, iii) applicable depreciation, depletion and amortization, and iv) allocated indirect mine general and administrative overhead costs. Materials and supplies are stated at cost.

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

MINING CLAIMS AND LEASES:

Developed Mineral Interests: All costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Reserves designated as proven and probable are supported by a final feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision. If subsequent events or circumstances arise which would preclude further development of the reserves under then existing laws and regulations, no on-going costs are capitalized until the impediments have been removed.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Undeveloped Mineral Interests: The Company's McDonald and Seven-Up Pete mineral property interests represent intangible assets with definite lives. The lives of these assets is dependent on whether the Company is able to further develop and mine the properties. Pending the outcome of legal proceedings more fully discussed in Note 11(e), the Company has determined the useful lives to be eight years based on the time frame that it may take to conclude all legal proceedings. Accordingly, the carrying values of these properties are being amortized on a straight-line basis over this period commencing January 1, 2002 (See Note 5). If at such time these properties are reclassified as having proven and probable reserves, any remaining unamortized carrying values will be amortized on a units-of-production basis when the properties are brought into production.

PRODUCING PROPERTIES AND EQUIPMENT: Acquisition and development costs associated with properties brought into production, including the costs necessary for constructing and readying a heap leach pad, are charged to operations using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed on the heap leach pad. Costs of start-up activities and on-going costs to maintain production are expensed as incurred. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered from the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

IMPAIRMENTS: The Company evaluates the carrying value of its producing properties and equipment when events or changes in circumstances warrant. For these assets, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows.

Undeveloped mineral interests are assessed for impairment at least annually, or more frequently when changes in market conditions or other events occur. Impairments are measured based on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation and other courses of action to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Peter mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $18,703,300 at December 31, 2002, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

SITE RECLAMATION: Costs (undiscounted) are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units of production method based upon proven and probable reserves which can be recovered.

REVENUE RECOGNITION: Revenue from the sale of gold is recognized when title and risk of loss passes to the buyer. Gold sales are made in accordance with standard sales contracts that the Company executes with major financial institutions and smelters.

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

These derivative instruments are recognized as assets or liabilities at fair value and are measured at least quarterly. Changes in fair value are recorded in earnings. On settlement of a contract, against which the Company has delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if the Company had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). See Note 4 for a discussion on the Company's adoption of SFAS No. 133 effective January 1, 2001.

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

STOCK COMPENSATION: In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. As a result, no compensation cost has been recognized in the accompanying financial statements as the exercise price of all stock option grants is at least equal to 100% of the market price of the Company's common stock at the date of grant. In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded.

                                                                2001              2000
                                             2002             (RESTATED)        (RESTATED)
                                         -------------      -------------      -------------
Net loss, as reported                    $  (5,373,500)     $  (7,446,200)     $ (13,422,800)

Add: compensation expense determined
     under fair value based method            (228,200)          (100,100)           (74,100)
                                         -------------      -------------      -------------
Pro forma net loss                       $  (5,601,700)     $  (7,546,300)     $ (13,036,300)
Basic and diluted loss per share         =============      =============      =============
     o As reported                       $       (0.29)     $       (0.54)     $       (1.15)
     o Pro Forma                         $       (0.30)     $       (0.54)     $       (1.15)

The weighted average fair value for options granted in 2002, 2001, and 2000 was $0.66 per share, $0.56 per share, and $0.60 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

                                                   2002          2001           2000
                                                  -------       -------       -------
Expected volatility
  o  Incentive Stock Options                       49.0%         76.9%         93.6%
  o  Non-Qualified Stock Options                   64.6%         76.9%         83.7%

Expected option term
  o  Incentive Stock Options                      3 years       3 years       3 years
  o  Non-Qualified Stock Options                  5 years       5 years       5 years

Weighted average risk-free interest rate
  o  Incentive Stock Options                        2.4%          3.8%          5.3%
  o  Non-Qualified Stock Options                    3.7%          5.0%          6.1%

Forfeiture rate
  o  Incentive Stock Options                         10%           10%           10%
  o  Non-Qualified Stock Options                      5%            5%            5%

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

5.       ADOPTION OF NEW ACCOUNTING STANDARDS:

         On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and addresses financial accounting and reporting for intangible assets, acquired individually or with a group of other assets at acquisition. SFAS No. 142

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ADOPTION OF NEW ACCOUNTING STANDARDS CONTINUED:

also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. As the Company's mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. The carrying values reflect the costs of acquiring the property interests and additional development activity up to the date of the anti-mining initiative passed by the Montana electorate in November 1998. (See
Note 8). Additionally, as discussed in Note 2, the Company reclassified the carrying values of $21,375,200 at December 31, 2001 to a separate Undeveloped Mineral Claims and Leases caption in its Consolidated Balance Sheet.

         On January 1, 2002, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off, be considered held and used until it is disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. Upon adoption, there was no impact on the Company's results of operations or financial position.

         On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. On adoption, existing hedge positions were measured at fair value. As the Company's then existing gold price protection program was a cash flow hedge, the fair market value of $315,100 was recognized as a cumulative effect adjustment in other comprehensive income. In addition, $2,769,200 of deferred income arising from the deferral in gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       RESTRICTED CASH:

         Restricted cash consisted of the following at December 31:

                                                                                    2002             2001
                                                                                ------------     ------------
Collateral for Letter of Credit (a)                                             $    249,000     $    249,000
Collateral for reclamation bonds and other contingent events (b)                     149,400          146,800
Kendall Mine reclamation (c)                                                       1,896,300        1,869,300
Unexpended proceeds from gold sales (d)                                              131,900          129,700
Net proceeds from property sales (e)                                                 182,000               --
Escrow deposits (f)                                                                   61,200               --
                                                                                ------------     ------------
                                                                                   2,669,800        2,394,800
Current portion                                                                      375,100          129,700
                                                                                ------------     ------------
Noncurrent portion                                                              $  2,294,700     $  2,265,100
                                                                                ============     ============

         (a) In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2003, and at the bank's option, may be renewed or successive one-year periods.

         (b) Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

         (c)      Held directly by Montana Department of Environmental Quality
                  (DEQ) in an interest bearing account for use in continuing reclamation at the Kendall Mine.

         (d) The Briggs Mine loan facility requires all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority.

         (e) In connection with the auction of certain properties, cash has been sequestered by court order pending a trial scheduled in October 2003 ((See Note 11 (f)).

         (f) Earnest money received in connection with contracted property sales which had not closed by December 31, 2002 are being held by the Company's escrow agent.

         Metal inventories consisted of the following at December 31:

                                                                  2001
                                                2002           (RESTATED)
                                             ------------     ------------
 Broken ore under leach                      $  5,638,200     $  6,015,600
 Dore                                             286,000          421,300
                                             ------------     ------------
                                             $  5,924,200     $  6,436,900
                                             ============     ============

         As a result of restatement adjustments to capitalize depreciation, depletion and amortization in inventory (see Note 19), the Company wrote down its metal inventory at the Briggs Mine to net realizable value by $253,800, $1,561,800, and $3,288,900 in 2002, 2001 and 2000, respectively.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       UNDEVELOPED MINERAL CLAIMS AND LEASES:

         The carrying value of the Company's undeveloped mineral claims and leases consists of the following components at December 31:


                                                                         2001
                                           2002                       (RESTATED)
                       ------------------------------------------    -----------
                          GROSS
                         CARRYING      ACCUMULATED     NET BOOK       CARRYING
                          VALUE       AMORTIZATION       VALUE          VALUE
                       -----------    ------------    -----------    -----------
Property:
  McDonald             $16,200,200    $(2,025,000)    $14,175,200    $16,200,200
  Seven-Up Pete          5,175,000       (646,900)      4,528,100      5,175,000
                       -----------    ------------    -----------    -----------
                       $21,375,200    $(2,671,900)    $18,703,300    $21,375,200
                       ===========    ============    ===========    ===========

         These properties are being amortized over eight years with no residual value. See Note 11(e) for a discussion of the legal status of the properties.

9.       IMPAIRMENTS TO PROPERTY AND EQUIPMENT:

         During the fourth quarter of 2000, the Company recorded an impairment loss of $7,463,100 (restated) in connection with a reduction in the carrying value of long-lived assets at the Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company's forecast for a lower gold price than was estimated in prior periods; and (ii) the Company's minimal hedge position relative to remaining reserves.

10.      NOTES PAYABLE:

         Notes payable consisted of the following at December 31:

                                                              2002               2001
                                                          -------------     -------------
                  Briggs Facility (a)                     $   1,355,600     $   3,749,200
                  Caterpillar Finance (b)                            --            68,100
                                                          -------------     -------------
                                                              1,355,600         3,817,300
                  Current portion                             1,355,600         1,743,100
                                                          -------------     -------------
                  Notes payable - Noncurrent              $          --     $   2,074,200
                                                          =============     =============

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

                  The following table summarizes principal payments and weighted average interest rates on the loan facility during the last three years:

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      NOTES PAYABLE, (CONTINUED):

                                                       2002         2001      2000
                                                    ----------   ----------   ----
                  Principal payments                $2,393,600   $1,585,000    --
                  Weighted average interest rates      4.3%         6.8%      8.9%

                  At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February - March 2003, the Company raised approximately $3.3 million through the sale of 6% two year convertible debentures (See Note 21), of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt.

         (b) The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. Financing terms through July 2002 required payments of approximately $10,000 per month at an interest rate of 9.9%. Principal payments of $68,100, $102,000, and $30,700 were made during 2002, 2001, and 2000, respectively, in connection with the financings. There were no equipment financings outstanding at December 31, 2002.

11.      COMMITMENTS AND CONTINGENCIES:

         (a)      Site Reclamation Costs:

                  The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). Costs incurred for reclamation and closure activities 2002, 2001, and 2000 were $0.2 million, $0.5 million, and $0.6 million, respectively. Costs to date total $7.6 million and the Company's estimate of total costs to achieve mine closure is $9.1 million. The Company has $1,896,300 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

                  In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ's decision. The Company's estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

                  The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any "foreseeable release", as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment. Through December 31, 2002, the Company has accrued and charged to operations, approximately $2.7 million of its anticipated reclamation costs.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         (b)      Lease Commitments:

                  The Company has entered into various operating leases for office space and equipment including a mining fleet at the Briggs Mine.(1) At December 31, 2002, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

                                 2003            2004            Total
                               -------          -------         -------
                               $52,200          $29,800         $82,000

                  (1) In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%.

                  The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments expensed total approximately $130,300 annually.

                  The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per mining claim. The Company's present inventory of claims would require approximately $37,400 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $19,700 annually.

                  Lease costs included in cost of goods sold for the years ended December 31, 2002, 2001, and 2000 were $840,200, $1,120,100, and $1,651,400, respectively.

                  Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 2002, 2001, and 2000, was $53,200, $44,700, and $86,100,
                  respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,521,000 and $1,257,800, respectively, at December 31, 2002 and cost and accumulated amortization of $2,641,200 and $1,966,000, respectively, at December 31, 2001, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

                        2003                                          $ 178,400
                        2004                                             11,200
                        2005                                             10,400
                        2006                                             10,700
                                                                      ---------
                        Total                                           210,700
                        Less amounts representing interest               14,900
                                                                      ---------
                        Present value of minimum lease payments         195,800
                        Less current obligations                        167,400
                                                                      ---------
                        Long-term obligations under capital lease     $  28,400
                                                                      =========

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:


         (c)      Surety Bonds:

                  In 2000, in response to a demand for an increase in collateral by the Surety who issued certain bonds aggregating approximately $4.0 million for the performance of reclamation obligations and other contingent matters at the Briggs Mine, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001 nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

         (e)      Anti-Mining Initiative (I-137)

                  In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a "takings" or damage award for the lost value of the McDonald, Seven- Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV's substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV's claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

                  to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV's fourteen counts, including its substantive due process and equal protection challenges to I-137's validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company's lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court.

         (f)      Kendall Mine Lawsuit

                  In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights another torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

                  In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company's auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2002, $182,000 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

12.      CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK:

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

         The Company sold its gold and silver production predominantly to three customers during 2002, and to two customers during 2001 and 2000. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

         The Company is subject to credit risk in connection with its hedging activities as outlined in Note 13 in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance. The Company, however, could be subject to margin calls by its counterparties if the market price of gold significantly exceeds the contract price of its forward contracts.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      DERIVATIVE INSTRUMENTS AND PRICE PROTECTION ARRANGEMENTS:

         The Company, as required by its Briggs Mine loan facility, utilizes forward gold sales contracts to limit or reduce market exposure from the sale of gold from its Briggs Mine. At December 31, 2002, the Company had outstanding contracts on 6,300 ounces of gold at an average price of approximately $270 per ounce with a fair market value that was $487,600 less than contractual amounts. At December 31, 2001, the fair market value of the Company's forward contracts (51,600 ounces at an average price of approximately $268 per ounce) was $597,600 less than contractual amounts. For the years ended December 31, 2002 and 2001, the changes in the mark-to-market calculations of the contracts of $110,000 and ($597,600), respectively, are shown as a separate line item in the other income (expense) section in the Statement of Operations. There was no comparable activity for the year ended December 31, 2000.

         During the first quarter of 2001, the Company closed out all forward contracts that existed at December 31, 2000 at scheduled delivery dates with its counterparties. The net gain of $315,100 associated with these contracts is included in revenues in the Statement of Operations for the year ended December 31, 2001. In addition, the Company entered into a forward position on 20,000 ounces and financially settled the contract with its counterparty, which resulted in a gain of $164,600. This amount is included in other income in the Statement of Operations for the year ended December 31, 2001.

         The Company liquidated certain gold forward contracts in 1998 and 1999. The gains on the liquidations were deferred and have been recognized in operations based on the original expected settlement dates of the forward contracts. For the years ended December 31, 2001 and 2000, deferred income of $0.3 million and $8.4 million, respectively, is included in revenues in the Statement of Operations in connection with the transactions.

         On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. For the years ended December 31, 2002 and 2001, $1,264,000 of the gain was recognized in each period and is included in revenues in the Statement of Operations.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company does not acquire, hold or issue financial instruments for trading purposes. The estimated fair values of the Company's financial instruments approximate carrying values at December 31, 2002, and December 31, 2001. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

LONG-TERM DEBT: Carrying values approximate fair values based on discounted cash flows using the Company's current rate of borrowing for a similar liability.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      INCOME TAXES:

         There was no current or deferred provision for income taxes for the years ended December 31, 2002, 2001, and 2000. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:


                                               2002              2001             2000
                                           -------------    -------------    -------------
                                                              (Restated)       (Restated)
Tax at statutory rate of 34%               $  (1,827,000)   $  (2,531,700)   $  (4,563,800)
Net operating loss without tax benefit         1,827,000        2,531,700        4,563,800
                                           -------------    -------------    -------------
                                           $          --    $          --    $          --
                                           =============    =============    =============

         Deferred tax assets comprised the following at December 31:

                                                                           2001
                                                       2002             (RESTATED)
                                                  --------------      --------------
DEFERRED TAX ASSETS
     Reserve for mine reclamation                 $    1,634,000      $    1,630,500
     Inventories                                       1,252,500             550,900
     Net PP&E  and Other                               3,242,600           3,774,500
     Net operating loss carryforwards                 25,357,500          23,122,400
                                                  --------------      --------------
         Total gross deferred tax assets              31,486,600          29,078,300
     Valuation allowance                             (31,486,600)        (29,078,300)
                                                  --------------      --------------
     Net deferred tax assets                      $           --      $           --
                                                  ==============      ==============

         Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2002, the valuation allowance increased $2,408,300. During 2001, the valuation allowance increased $3,642,000. During 2000, the valuation allowance increased $5,337,200. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

         At December 31, 2002, the Company had net operating loss carryforwards for regular tax purposes of approximately $68,611,800 and approximately $60,154,300 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2004 through 2022.

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

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      STOCK OPTIONS CONTINUED:

         Incentive stock option activity during 2002, 2001, and 2000 was as follows:

                                       2002                        2001                       2000
                               ----------------------      ----------------------     -----------------------
                                             WEIGHTED                   WEIGHTED                     WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
                                AMOUNT        PRICE         AMOUNT        PRICE        AMOUNT         PRICE
                               -------      ---------      -------      ---------     --------      ---------
Outstanding,
     beginning of year         546,875        $1.73        518,875        $ 3.20       387,750        $ 5.97
Grants                         176,000        $1.15        201,000        $ 1.04       276,000        $ 1.08
Exercises                      (47,250)       $1.00        (66,666)       $ 1.00        (2,500)       $ 1.00
Forfeitures                         --           --        (33,334)       $ 1.00      (121,250)       $ 6.45
Expirations                    (85,125)       $5.31        (73,000)       $11.31       (21,125)       $ 8.00
                               -------                     -------                    --------
Outstanding,
     end of year               590,500        $1.10        546,875        $ 1.73       518,875        $ 3.20
                               =======                     =======                    ========
Exercisable,
     end of year               238,500        $1.10        182,375        $ 3.02       276,208        $ 5.05


         A summary of the outstanding incentive stock options as of December 31, 2002, follows:

        RANGE OF EXERCISE                     AMOUNT                 WEIGHTED AVERAGE          WEIGHTED AVERAGE
              PRICES                       OUTSTANDING          REMAINING CONTRACTUAL LIFE      EXERCISE PRICE
        -----------------                  -----------          --------------------------     ----------------
          $1.00 - $1.09                      238,500                     3.5 years                   $1.03
          $1.10 - $1.19                      352,000                     4.0 years                   $1.14

         At December 31, 2002, there were 184,378 shares reserved for future issuance under the Plan.

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

         Non-qualified stock option activity during 2002, 2001, and 2000 was as follows:

                                           2002                            2001                            2000
                              ----------------------------     ----------------------------     ----------------------------
                                               WEIGHTED                        WEIGHTED                          WEIGHTED
                               AMOUNT       AVERAGE PRICE       AMOUNT       AVERAGE PRICE       AMOUNT       AVERAGE PRICE
                              --------      --------------     --------      --------------     --------      --------------
Outstanding,
     beginning of year         257,500        $     1.06        255,000        $     1.17        220,000        $     1.98
Grants                         140,000        $     1.82         30,000        $     1.05         55,000        $     0.77
Exercises                      (75,000)       $     1.00             --                --             --                --
Forfeitures                         --                --             --                --        (17,500)       $     9.13
Expirations                     (2,500)       $    12.00        (27,500)       $     2.11         (2,500)       $     8.16
                              --------                         --------                         --------
Outstanding,
     end of year               320,000        $     1.32        257,500        $     1.06        255,000        $     1.17
                              ========                         ========                         ========

Exercisable,
     end of year               290,000        $     1.22        227,500        $     1.06        250,000        $     1.17

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      STOCK OPTIONS CONTINUED:

         A summary of the outstanding non-qualified stock options as of December 31, 2002, follows:

             RANGE OF EXERCISE       AMOUNT            WEIGHTED AVERAGE           WEIGHTED AVERAGE
                   PRICES          OUTSTANDING     REMAINING CONTRACTUAL LIFE      EXERCISE PRICE
             -----------------     -----------     --------------------------     ----------------
              Less than $1.00        67,500                2.3 years                     $0.70
                $1.00 - $1.99       220,000                3.0 years                     $1.35
                $2.00 - $2.99        30,000                4.4 years                     $2.30
                $3.00 - $3.99         2,500                0.4 years                     $3.24

         At December 31, 2002, there were 217,089 shares reserved for future issuance under the Non-Qualified Plan.

17.      EARNINGS PER SHARE (EPS):

         The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for all years presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company's basic and diluted EPS computations are the same for all years presented. Common stock equivalents in 2002, 2001, and 2000 that were not included in the computation of diluted EPS because the effect would be antidilutive were 1,974,900, 757,900, and 626,100, respectively.

18.      ASSIGNMENT OF ROYALTY PROCEEDS:

         In October 2001, the Company issued 1,050,000 shares of common stock with a fair market value of $1,207,500 to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company's Briggs Mine, commencing April 1, 2001.

19.      RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         The Company determined that certain previously capitalized costs for the McDonald Gold Project should be expensed. In November 1998, the Montana electorate passed an anti-mining initiative (I-137), which bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. As a result of the legal impediment, the Company cannot presently proceed with the development of the McDonald Gold Project. Accordingly, the Company has restated its Consolidated Financial Statements to remove all costs capitalized since I-137 took effect. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2000 and increased the Company's net loss by $392,600, or $0.03 per share in 2001 and $889,400, or $0.08 per share in 2000. The adjustments also increased net losses of years prior to 2000 by $347,900 and therefore increased Retained Deficit by $347,900 at January 1, 2000. The Company also reclassified the carrying values of the mineral property interests of $21,375,200 at December 31, 2001 to a separate intangible asset caption.

         The Company restated its Consolidated Financial Statements to include depreciation, depletion and amortization (DD&A) as a cost in inventories at the Briggs Mine. Previously, the Company recorded DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (UOP) DD&A based on the volume of gold ounces sold to recognizing UOP DD&A based on estimated recoverable ounces mined or produced from proven and provable reserves to accommodate the capitalization of DD&A in inventory. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2000 and increased the Company's net loss by $1,313,500, or $0.09 per share in 2001 and $460,600, or $0.04 per share in 2000. The

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.      RESTATEMENT OF PRIOR FINANCIAL INFORMATION, CONTINUED:

adjustments also decreased net losses of years prior to 2000 by $192,300 and, therefore decreased Retained Deficit by $192,300 at January 1, 2000. As a result of the adjustments to capitalize DD&A to inventory, write downs to net realizable value were also required in 2001 and 2000. The Company reports these write downs in cost of sales in the Consolidated Statement of Operations.

         The following sets forth the effects of the aforementioned restatements to the Company's Consolidated Balance Sheet at December 31, 2001, and its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.      RESTATEMENT OF PRIOR FINANCIAL INFORMATION, CONTINUED:

CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                 December 31, 2001
                                                    -----------------------------------------------------------------------------
                                                     As Previously         McDonald                Briggs                As
                                                       Reported            Property              Inventory            Restated
                                                    --------------      --------------         --------------      --------------
ASSETS

Metal inventories                                   $    6,436,900                  --         $    2,458,800      $    8,895,700
Other current assets                                     2,637,100                  --                     --           2,637,100
                                                    --------------      --------------         --------------      --------------
   Total current assets                                  9,074,000                  --              2,458,800          11,532,800
                                                    --------------      --------------         --------------      --------------

                                                                            (1,629,900)
Net property and equipment                              36,803,800         (21,375,200)            (4,040,600)          9,758,100
                                                    --------------      --------------         --------------      --------------

Undeveloped mineral claims and leases                           --          21,375,200                     --          21,375,200
Other noncurrent assets                                  2,601,400                  --                     --           2,601,400
                                                    --------------      --------------         --------------      --------------

   Total Assets                                     $   48,479,200      $   (1,629,900)        $   (1,581,800)     $   45,267,500
                                                    ==============      ==============         ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                   $   15,108,900                  --                     --      $   15,108,900

Common stock                                               163,100                  --                     --             163,100
Capital in excess of par value                          99,992,800                  --                     --          99,992,800
Deficit                                                (68,065,400)         (1,629,900)            (1,581,800)        (71,277,100)
Accumulated other comprehensive income                   1,279,800                  --                     --           1,279,800
                                                    --------------      --------------         --------------      --------------
   Total Stockholders' Equity                           33,370,300          (1,629,900)            (1,581,800)         30,158,600
                                                    --------------      --------------         --------------      --------------

     Total Liabilities and Stockholders' Equity     $   48,479,200      $   (1,629,900)        $   (1,581,800)     $   45,267,500
                                                    ==============      ==============         ==============      ==============

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.      RESTATEMENT OF PRIOR FINANCIAL INFORMATION, CONTINUED:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31, 2001
                                             --------------------------------------------------------------------------
                                             As Previously          McDonald             Briggs                As
                                                Reported            Property           Inventory            Restated
                                             --------------      --------------      --------------      --------------
     REVENUE

Sales                                        $   28,126,000                  --                  --      $   28,126,000
                                             --------------      --------------      --------------      --------------

     EXPENSES
Cost of sales                                    23,164,000                  --             155,000          23,319,000
Depreciation, depletion and amortization          8,568,700              30,500           1,158,500           9,757,700
Selling, general and administrative               1,261,700                  --                  --           1,261,700
Exploration and development costs                   119,700             362,100                  --             481,800
Gain on asset disposals                            (201,400)                 --                  --            (201,400)
                                             --------------      --------------      --------------      --------------
                                                 32,912,700             392,600           1,313,500          34,618,800
                                             --------------      --------------      --------------      --------------

     OTHER INCOME (EXPENSE)                        (953,400)                 --                  --            (953,400)
                                             --------------      --------------      --------------      --------------

Net loss                                     $   (5,740,100)     $     (392,600)     $   (1,313,500)     $   (7,446,200)
                                             ==============      ==============      ==============      ==============

Basic and diluted net loss per share         $        (0.42)     $        (0.02)     $        (0.10)     $        (0.54)
                                             ==============      ==============      ==============      ==============

     Weighted average shares outstanding         13,743,200          13,743,200          13,743,200          13,743,200
                                             ==============      ==============      ==============      ==============


                                                                    Year Ended December 31, 2000
                                             --------------------------------------------------------------------------
                                             As Previously          McDonald             Briggs                As
                                                Reported            Property           Inventory            Restated
                                             --------------      --------------      --------------      --------------
     REVENUE
Sales                                        $   34,726,300                  --                  --      $   34,726,300
                                             --------------      --------------      --------------      --------------

     EXPENSES
Cost of sales                                    24,315,400                  --           3,642,800          27,958,200
Depreciation, depletion and amortization          9,676,300              30,900             354,700          10,061,900
Selling, general and administrative               1,098,200                  --                  --           1,098,200
Exploration and development costs                    67,300             858,500                  --             925,800
Asset impairments                                11,000,000                  --          (3,536,900)          7,463,100
Loss on asset disposals                             104,400                  --                  --             104,400
                                             --------------      --------------      --------------      --------------
                                                 46,261,600             889,400             460,600          47,611,600
                                             --------------      --------------      --------------      --------------

     OTHER INCOME (EXPENSE)                        (537,500)                 --                  --            (537,500)
                                             --------------      --------------      --------------      --------------

Net loss                                     $  (12,072,800)     $     (889,400)     $     (460,600)     $  (13,422,800)
                                             ==============      ==============      ==============      ==============

Basic and diluted net loss per share         $        (1.03)     $        (0.08)     $        (0.04)     $        (1.15)
                                             ==============      ==============      ==============      ==============

     Weighted average shares outstanding         11,699,700          11,699,700          11,699,700          11,699,700
                                             ==============      ==============      ==============      ==============

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.      RESTATEMENT OF PRIOR FINANCIAL INFORMATION, CONTINUED:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31, 2001
                                                         ------------------------------------------------------------------------
                                                         As Previously          McDonald            Briggs              As
                                                            Reported            Property          Inventory           Restated
                                                         --------------      --------------     --------------     --------------

Cash flows from operating activities:
   Net loss                                              $   (5,740,100)     $     (392,600)    $   (1,313,500)    $   (7,446,200)
                                                                                                                   --------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities                    9,636,600              30,500          1,313,500         10,980,600
                                                         --------------      --------------     --------------     --------------

       Net cash provided by operating activities              3,896,500            (362,100)                --          3,534,400

Cash flows from investing activities:
       Net cash used in investing activities                 (3,252,100)            362,100                 --         (2,890,000)

Cash flows from financing activities:
       Net cash used in financing activities                    (87,500)                                                  (87,500)
                                                         --------------                                            --------------

Net increase in cash and cash equivalents                       556,900                                                   556,900
Cash and cash equivalents, beginning of year                  1,061,200                                                 1,061,200
                                                         --------------                                            --------------

Cash and cash equivalents, end of year                   $    1,618,100                                            $    1,618,100
                                                         ==============                                            ==============

                                                                               Year Ended December 31, 2000
                                                         ------------------------------------------------------------------------
                                                         As Previously          McDonald            Briggs              As
                                                            Reported            Property          Inventory           Restated
                                                         --------------      --------------     --------------     --------------

Cash flows from operating activities:
   Net loss                                              $  (12,072,800)     $     (889,400)    $     (460,600)    $  (13,422,800)
   Adjustments to reconcile net loss to net
     cash provided by operating activities                   13,393,800              30,900            460,600         13,885,300
                                                         --------------      --------------     --------------     --------------

       Net cash provided by operating activities              1,321,000            (858,500)                --            462,500

Cash flows from investing activities:
       Net cash used in investing activities                 (1,305,500)            858,500                 --           (447,000)

Cash flows from financing activities:
       Net cash used in financing activities                   (364,100)                                                 (364,100)
                                                         --------------                                            --------------

Net increase in cash and cash equivalents                       379,600                                                   379,600
Cash and cash equivalents, beginning of year                    681,600                                                   681,600
                                                         --------------                                            --------------

Cash and cash equivalents, end of year                   $    1,061,200                                            $    1,061,200
                                                         ==============                                            ==============

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The adoption of SFAS No. 143 will not have a material impact on the Company's results of operations or financial position.

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

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that SFAS No. 146 will have a material impact on its results of operations or financial position.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.
45). FIN No. 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN No. 45, the Company has adopted the disclosure requirements effective December 31, 2002. The Company believes that the initial recognition and measurement provisions of FIN No. 45 on a prospective basis for guarantees issued or modified after December 31, 2002, will not have a material impact on its results of operations or financial position.

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective December 31, 2002.

                  CANYON RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.      SUBSEQUENT EVENT:

         In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. Approximately $1.2 million of the proceeds were used to pay off the existing Briggs Mine debt, with the remaining amount retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock.

SELECTED QUARTERLY FINANCIAL DATA
(RESTATED)*

         Selected quarterly financial information (unaudited) for the years ended December 2002 and 2001 as restated is summarized as follows:

                                                         2002

                            FIRST              SECOND              THIRD              FOURTH
                           QUARTER             QUARTER            QUARTER             QUARTER
                       --------------      --------------      --------------      --------------
Sales                  $    4,042,300      $    2,838,000      $    4,903,600      $    5,593,200
Operating loss         $   (1,819,900)     $   (1,112,300)     $     (553,700)     $   (1,777,800)
Net loss               $   (2,791,600)     $   (1,322,300)     $     (142,300)     $   (1,117,300)
Net loss per share     $        (0.17)     $        (0.07)     $        (0.01)     $        (0.04)

                                                         2001

Sales                  $    7,325,100      $    6,168,000      $    8,933,200      $    5,699,700
Operating loss         $   (1,326,600)     $   (1,669,200)     $   (1,244,500)     $   (2,252,500)
Net loss               $   (1,301,700)     $   (2,248,700)     $   (2,743,900)     $   (1,151,900)
Net loss per share     $        (0.10)     $        (0.17)     $        (0.20)     $        (0.07)


* Operating income (loss), net income (loss) and per share amounts have been restated as a result of certain financial statement adjustments more fully described in Notes 5 and 19 to the Consolidated Financial Statements. The impact of these adjustments on the Company's quarterly financial results are as follows:

                                   AS PREVIOUSLY REPORTED                                     AS RESTATED
                   ---------------------------------------------------      ---------------------------------------------------
                                            NET                                                    NET
                     OPERATING            INCOME              PER            OPERATING            INCOME               PER
                       LOSS               (LOSS)             SHARE              LOSS              (LOSS)              SHARE
                   -------------      -------------      -------------      -------------      -------------      -------------
                                                                            2002

   First Quarter   $  (1,405,600)     $  (2,377,300)       $   (0.14)       $  (1,819,900)     $  (2,791,600)       $   (0.17)
   Second Quarter  $    (489,400)     $    (699,400)       $   (0.04)       $  (1,112,300)     $  (1,322,300)       $   (0.07)
   Third Quarter   $    (195,200)     $     216,200        $    0.01        $   ( 553,700)     $   ( 142,300)       $   (0.01)

                                                                            2001

   First Quarter   $    (900,700)     $    (875,800)       $   (0.07)       $  (1,326,600)     $  (1,301,700)       $   (0.10)
   Second Quarter  $  (1,227,800)     $  (1,807,300)       $   (0.14)       $  (1,669,200)     $  (2,248,700)       $   (0.17)
   Third Quarter   $    (677,600)     $  (2,177,000)       $   (0.16)       $  (1,244,500)     $  (2,743,900)       $   (0.20)
   Fourth Quarter  $  (1,980,600)     $    (880,000)       $   (0.05)       $  (2,252,500)     $  (1,151,900)       $   (0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Company's certified public accountants during the past two years.There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears under the captions "Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the 2003 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Compensation Committee Interlocks and Insider Participation", "Report of the Compensation Committee on Executive Compensation", "Compensation of Officers", "Shareholder Return Performance Graph", "Compensation of Directors", and "Change in Control Arrangement" included in the Company's Proxy Statement for the 2003 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 2003 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is not currently applicable to the Company.

ITEM 14.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date the Company carried out its evaluation.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements  "(included in Part II of this Report)

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 2002 and 2001

              Consolidated Statements of Operations - Years Ended December 31, 2002, 2001, and 2000

              Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2002, 2001, and 2000

              Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000

              Notes to Consolidated Financial Statements

              Selected Quarterly Financial Data (Unaudited)

(b) A report on Form 8-K was filed on December 11, 2002 in connection with an Order dated December 9, 2002 by the Montana First Judicial District Court, Lewis and Clark County, which granted the State of Montana Summary Judgment on all of the remaining legal claims of the lawsuit filed by Canyon Resources, the Seven-Up Pete Venture, and its co-plaintiffs in their attempts to have the Court overturn the anti-mining initiative, I-137, or, alternatively, to be awarded damages for their properties taken from them by imposition of I-137. The Court also affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner in termination of the Seven-Up Pete Venture's mineral leases with the State.

(c) Exhibits, as required by Item 601 of Regulation S-K, are listed on PAGEs 75 - 76. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.


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

4.5*        Specimen Debenture

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

10.2.3 Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (10)

10.2.4 Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (11)

10.2.5 Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas, as Agent (13)

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

(13) Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   CANYON RESOURCES CORPORATION


 Date: April 15, 2003              /s/ Richard H. De Voto
                                   -----------------------------------------
                                   Richard H. De Voto
                                   Principal Executive Officer


 Date: April 15, 2003              /s/ Gary C. Huber
                                   -----------------------------------------
                                  Gary C. Huber
                                   Principal Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 Date: April 15, 2003              /s/ Richard H. De Voto
                                   -----------------------------------------
                                   Richard H. De Voto, Director



Date: April 15, 2003               /s/ Gary C. Huber
                                   -----------------------------------------
                                   Gary C. Huber,Director



Date: April 15, 2003               /s/ Leland O. Erdahl
                                   -----------------------------------------
                                   Leland O. Erdahl, Director



Date: April 15, 2003               /s/ Richard F. Mauro
                                   -----------------------------------------
                                   Richard F. Mauro, Director



Date: April 15, 2003               /s/ David K. Fagin
                                   -----------------------------------------
                                   David K. Fagin, Director



Date: April 15, 2003               /s/ Ronald D. Parker
                                   -----------------------------------------
                                   Ronald D. Parker, Director

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


         I, Richard H. De Voto, certify that:

         1. I have reviewed this annual report on Form 10-K of Canyon Resources Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard H. De Voto                                     Date: April 15, 2003
-------------------------------------------
Richard H. De Voto, Chief Executive Officer

        CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Gary C. Huber, certify that:

         1. I have reviewed this annual report on Form 10-K of Canyon Resources Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary C. Huber                                           Date:April 15, 2003
--------------------------------------
Gary C. Huber, Chief Financial Officer

                                INDEX TO EXHIBITS



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

4.5*        Specimen Debenture

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

10.2.3 Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (10)

10.2.4 Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (11)

10.2.5 Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and
            Banque Paribas, as Agent (13)

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

(13) Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2001.