Form 10-Q
period 2003-03-31
CANYON RESOURCES CORP
filed 2003-05-15
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended March 31, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from            to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes       No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,011,820 shares of the Company’s Common Stock were outstanding as of May 1, 2003.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended March 31, 2003

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	Page 1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20
Item 4.	Controls and Procedures	Page 21
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	Page 22
Item 2.	Changes in Securities	Page 22
Item 3.	Defaults Upon Senior Securities	Page 22
Item 4.	Submission of Matters to a Vote of Security Holders	Page 22
Item 5.	Other Information	Page 22
Item 6.	Exhibits and Reports on Form 8-K	Page 22
SIGNATURES		Page 25
Sarbanes-Oxley Section 302 Certification		Page 26-27

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Page 4-5
Consolidated Statement of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Page 7-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 20
Item 4. Controls and Procedures	Page 21

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$1,559,200	$430,800
Restricted cash	287,100	375,100
Accounts receivable	7,300	6,800
Metal inventories	8,151,100	8,787,700
Materials and supplies	182,300	187,900
Prepaid and other assets	704,700	802,400

Total current assets	10,891,700	10,590,700

Property and equipment, at cost
Producing properties	47,047,700	43,347,000
Other	919,300	916,300

	47,967,000	44,263,300
Accumulated depreciation and depletion	(41,843,400)	(38,905,400)

Net property and equipment	6,123,600	5,357,900

Undeveloped mineral claims and leases, net	18,035,300	18,703,300
Restricted cash	2,801,000	2,294,700
Other assets	67,100	79,300

Total Assets	$37,918,700	$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,840,500	$3,908,700
Notes payable — current	1,326,300	1,355,600
Capital leases — current	73,900	167,400
Unrealized loss on derivative instruments	—	487,600
Other current liabilities	519,600	688,600

Total current liabilities	3,760,300	6,607,900
Notes payable — long term	3,299,000	—
Capital leases — long term	28,400	28,400
Asset retirement obligations	4,215,000	3,894,200

Total Liabilities	11,302,700	10,530,500

Commitments and contingencies (Note 9)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 21,011,820 at March 31, 2003, and 18,853,400 at December 31, 2002	210,100	188,500
Capital in excess of par value	104,940,500	102,957,500
Deficit	(78,534,600)	(76,650,600)

Total Stockholders’ Equity	26,616,000	26,495,400

Total Liabilities and Stockholders’ Equity	$37,918,700	$37,025,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2003	2002

		(Restated)
REVENUE
Sales	$3,862,600	$4,042,300

EXPENSES
Cost of sales	3,628,200	4,041,500
Depreciation, depletion, and amortization	2,084,600	1,620,800
Selling, general and administrative	409,800	329,300
Exploration and development costs	215,100	99,500
Accretion expense	46,500	—
Gain on asset disposals	(76,300)	(228,900)

	6,307,900	5,862,200

OTHER INCOME (EXPENSE)
Interest income	9,600	15,900
Interest expense	(74,200)	(89,000)
Unrealized gain (loss) on derivative instruments	487,600	(917,700)
Other	150,000	19,100

	573,000	(971,700)

Loss before cumulative effect of change in accounting principle	(1,872,300)	(2,791,600)
Cumulative effect of change in accounting principle	(11,700)	—

Net loss	$(1,884,000)	$(2,791,600)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.09)	$(0.17)
Cumulative effect of change in accounting principle	—	—

Basic and diluted net loss per share	$(0.09)	$(0.17)

Weighted average shares outstanding	20,300,500	16,580,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31

	2003	2002

		(Restated)
Cash flows from operating activities:
Net loss	$(1,884,000)	$(2,791,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,084,600	1,620,800
Amortization of financing costs	12,200	15,800
Cumulative effect of change in accounting principle	11,700	—
Gain on asset dispositions	(76,300)	(228,900)
Unrealized (gain) loss on derivative instruments	(487,600)	917,600
Reclassification adjustments of other comprehensive income	—	(331,800)
Other	26,000	9,300
Changes in operating assets and liabilities:
Increase in accounts receivable	(500)	(270,700)
Decrease in inventories	388,500	440,300
(Increase) decrease in prepaid and other assets	(35,200)	80,900
Increase (decrease) in accounts payable and accrued liabilities	(262,000)	271,300
Increase (decrease) in other liabilities	(11,300)	19,900
(Increase) decrease in restricted cash	(374,500)	119,600

Total adjustments	1,275,600	2,664,100

Net cash used in operating activities	(608,400)	(127,500)

Cash flows from investing activities:
Purchases and development of property and equipment	(25,400)	(760,500)
Proceeds from asset sales	209,200	228,900
Earnest money applied	(22,600)	—
Increase in restricted cash	(43,800)	—

Net cash provided by (used in) investing activities	117,400	(531,600)

Cash flows from financing activities:
Issuance of stock	26,000	200,000
Private placement proceeds	—	1,681,500
Proceeds from sale of debentures	3,299,000	—
Payments on debt	(1,612,100)	(346,300)
Payments on capital lease obligations	(93,500)	(139,800)

Net cash provided by financing activities	1,619,400	1,395,400

Net increase in cash and cash equivalents	1,128,400	736,300
Cash and cash equivalents, beginning of year	430,800	1,618,100

Cash and cash equivalents, end of period	$1,559,200	$2,354,400

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $62,000 of interest during the first three months of 2003, and $61,300 during the corresponding period of 2002.

2.	The Company paid no income taxes during the first three months of 2003 nor the corresponding period of 2002.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first three months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first three months of 2003.

3.	The Company issued 27,900 shares of common stock with a fair market value of $26,000 to an employee as compensation for services during the first three months of 2003.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Common
	Number of	At Par	Excess of Par	Retained	Shareholders'
	Shares	Value	Value	Deficit	Equity

Balances, December 31, 2002	18,853,400	$188,500	$102,957,500	$(76,650,600)	$26,495,400
Stock issued in payment of services	2,099,600	21,000	1,931,600		1,952,600
Other stock issued	27,900	300	25,700		26,000
Exercise of stock options	30,900	300	25,700		26,000
Comprehensive loss
Net loss				(1,884,000)	(1,884,000)
Other comprehensive loss	—	—	—	—	—

Comprehensive loss	—		—	(1,884,000)	(1,884,000)

Balances, March 31, 2003	21,011,800	$210,100	$104,940,500	$(78,534,600)	$26,616,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement of Prior Financial Information:

     As further discussed in Note 14, the Company has restated its financial statements for the three months ended March 31, 2002. Overall, the adjustments increased the Company’s net loss in the first quarter of 2002 by $414,300, or $0.03 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

2. Basis of Presentation:

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

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2003.

3. Management Estimates and Assumptions:

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

4. Adoption of New Accounting Standard:

     On January 1, 2003, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Adoption of New Accounting Standard, continued:

     Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales.

     Upon adoption of SFAS No. 143, the Company recorded a loss of $11,700 as the cumulative effect of a change in accounting principle. The impact of adopting SFAS No. 143 on the Company’s 2003 first quarter results was to increase net loss before cumulative effect of change in accounting principle by $46,800, which had no effect on per share amounts.

     The following table summarizes the balance sheet impact associated with adoption of SFAS No. 143:

			January 1,
	December 31,	SFAS No. 143	2003
	2002	Adoption	After
	As Reported	Impact	Adoption

Producing properties
At cost	$43,347,000	$2,095,500	$45,442,500
Accumulated depreciation	(38,013,700)	(1,775,200)	(39,788,900)

Net producing properties	$5,333,300	$320,300	$5,653,600

Asset retirement obligation liability	$4,122,200	$332,000	$4,454,200

     The pro forma effects on net income and per share amounts before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002 are presented below.

Three Months
Ended
March 31, 2002

Loss before cumulative effect of change in accounting principle as reported	$(2,791,600)
Accretion expense	(45,800)
Additional depreciation expense	(44,900)
Reduction for reclamation accrual in cost of sales	49,400

Pro forma loss before cumulative effect of change in accounting principle	$(2,832,900)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	$(0.17)
Pro forma	$(0.17)

     The following provides a reconciliation of the Company’s asset retirement obligations during the first quarter of 2003:

Balance, December 31, 2002	$4,122,200
Impact of adopting SFAS No. 143	332,000
Settlement of liabilities	(57,700)
Accretion expense	46,500

Balance, March 31, 2003	4,443,000
Current portion*	228,000

Non current portion	$4,215,000

     *Included in other current liabilities

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restricted Cash:

     Restricted cash consisted of the following at:

	March 31,	December 31,
	2003	2002

Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	149,800	149,400
Kendall Mine reclamation (c)	1,902,200	1,896,300
McDonald Gold Project cash reclamation bond (d)	500,000	—
Unexpended proceeds from gold sales (e)	—	131,900
Net proceeds from property sales (f)	247,100	182,000
Escrow deposits (g)	40,000	61,200

	3,088,100	2,669,800
Current portion	287,100	375,100

Noncurrent portion	$2,801,000	$2,294,700

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2003, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	The Briggs Mine loan facility required all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority. The outstanding balance on the loan facility was paid off on February 28, 2003.

(f)	In connection with the auction of certain properties, cash has been sequestered by court order pending a trial scheduled in October 2003 (See Note 9(e)).

(g)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories:

     Metal inventories consisted of the following at:

	March 31, 2003	December 31, 2002

Broken ore under leach	$7,743,900	$8,428,200
Dore	407,200	359,500

	$8,151,100	$8,787,700

7. Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	March 31, 2003			December 31, 2002

				Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Property:
McDonald	$16,200,200	$(2,531,300)	$13,668,900	$16,200,200	$(2,025,000)	$14,175,200
Seven-Up Pete	5,175,000	(808,600)	4,366,400	5,175,000	(646,900)	4,528,100

	$21,375,200	$(3,339,900)	$18,035,300	$21,375,200	$(2,671,900)	$18,703,300

     These properties are being amortized over eight years with no residual value. See Note 9(d) for a discussion of the legal status of the properties.

8. Notes Payable:

     Notes payable consisted of the following at:

	March 31, 2003	December 31, 2002

Briggs Facility (a)	$—	$1,355,600
Caterpillar Finance (b)	1,326,300	—
Debentures (c)	3,299,000	—

	4,625,300	1,355,600
Current portion	1,326,300	1,355,600

Notes payable — Noncurrent	$3,299,000	$—

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%. For the three months ended March 31, 2001, the weighted average interest rate was 4.3%.

(b)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Notes Payable, continued:

(c)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock.

9. Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,902,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

(b)	Briggs Mine Surety Bonds

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

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001 nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies, continued:

third of any proceeds received from a takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases.

The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

(d)	Anti-Mining Initiative (I-137)

In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court.

(e)	Kendall Mine Lawsuit

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2003, $247,100 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Price Protection Arrangements:

     The Company, as was required by its Briggs Mine loan facility, utilized forward gold sales contracts to limit or reduce market exposure from the sale of gold from its Briggs Mine. At December 31, 2002, the Company had outstanding contracts on 6,300 ounces of gold at an average price of approximately $270 per ounce with a fair market value that was $487,600 less than contractual amounts. During the first two months of 2003, the Company closed out all forward contracts that existed at December 31, 2002 at scheduled delivery dates with its counterparties which resulted in an unrealized gain of $487,600 for the first quarter of 2003. During the first quarter of 2002, an unrealized mark-to-market loss of $917,700 was recorded. These unrealized gains and losses are shown as a separate line item in the other income (expense) section in the Statement of Operations.

     On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. For the three months ended March 31, 2002, $0.3 million of the gain was recognized and is included in revenues in the Statement of Operations. There was no comparable activity in the current period.

11. Earnings per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three months ended March 31, 2003 and 2002 that were not included in the computation of diluted EPS because the effect would be antidilutive were 3,271,200 and 722,900, respectively.

12. Stock Based Compensation

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. As a result, no compensation cost has been recognized in the accompanying financial statements as the exercise price of all stock option grants is at least equal to 100% of the market price of the Company’s common stock at the date of grant. Had compensation cost been recorded under the fair value provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three months ended March 31:

	2003	2002

Net loss, as reported	$(1,884,000)	$(2,791,600)
Add: compensation expense determined under fair value based method	(29,000)	(32,700)

Pro forma net loss	$(1,913,000)	$(2,824,300)

Basic and diluted loss per share
o As reported	$(0.09)	$(0.17)
o Pro Forma	$(0.09)	$(0.17)

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

14. Restatement of Prior Financial Information:

     The Company has determined that certain previously capitalized costs for the McDonald Gold Project should be expensed. In November 1998, the Montana electorate passed an anti-mining initiative, I-137, which bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. As a result of the legal impediment, the Company cannot presently proceed with the development of the McDonald Gold Project. Accordingly, the Company has restated its prior financial information to remove all costs capitalized since I-137 took effect. This adjustment increased the Company’s net loss by $97,100, or $0.01 per share for the three months ended March 31, 2002.

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. This adjustment increased the Company’s net loss for the three months ended March 31, 2002 by $668,000, or $0.04 per share.

     The Company has restated its prior financial information to include depreciation, depletion and amortization (DD&A) as a cost in inventories at the Briggs Mine. Previously, the Company recorded DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (UOP) DD&A based on the volume of gold sold to recognizing UOP DD&A based on estimated recoverable ounces mined or produced from proven and provable reserves to accommodate the capitalization of DD&A in inventory. This adjustment decreased the Company’s net loss by $350,800, or $0.02 per share for the three months ended March 31, 2002.

     The following sets forth the effects of the aforementioned adjustments to the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2002.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

REVENUE
Sales	$4,042,300	$—	$—	$4,042,300

EXPENSES
Cost of sales	4,137,900	—	(96,400)	4,041,500
Depreciation, depletion and amortization	1,199,600	675,600	(254,400)	1,620,800
Selling, general and administrative	329,300	—	—	329,300
Exploration and development costs	10,000	89,500	—	99,500
Gain on asset disposals	(228,900)	—	—	(228,900)

	5,447,900	765,100	(350,800)	5,862,200

OTHER INCOME (EXPENSE)	(971,700)	—	—	(971,700)

Net loss	$(2,377,300)	$(765,100)	$350,800	$(2,791,600)

Basic and diluted net loss per share	$(0.14)	$(0.05)	$0.02	$(0.17)

Weighted average shares outstanding	16,580,200	16,580,200	16,580,200	16,580,200

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

Cash flows from operating activities:
Net loss	$(2,377,300)	$(765,100)	$350,800	$(2,791,600)
Adjustments to reconcile net loss to net cash used in operating activities	2,339,300	675,600	(350,800)	2,664,100

Net cash used in operating activities	(38,000)	(89,500)	—	(127,500)
Cash flows from investing activities:
Net cash used in investing activities	(621,100)	89,500	—	(531,600)
Cash flows from financing activities:
Net cash provided by financing activities	1,395,400			1,395,400

Net increase in cash and cash equivalents	736,300			736,300
Cash and cash equivalents, beginning of year	1,618,100			1,618,100

Cash and cash equivalents, end of period	$2,354,400			$2,354,400

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

Restatement of Financial Statements

     As further discussed in Note 14 to the Consolidated Financial Statements, the Company has restated its financial statements for the three months ended March 31, 2002. Overall, the adjustments increased the Company’s net loss in the first quarter of 2002 by $414,300, or $0.03 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. Prior period amounts in the ensuing discussion have been adjusted for these restatements where applicable. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

Results of Operations

     The Company recorded a net loss of $1.9 million, or $0.09 per share, on revenues of $3.9 million for the three months ended March 31, 2003. For the comparable period of 2002, the Company recorded a net loss of $2.8 million, or $0.17 per share, on revenues of $4.0 million.

     For the three months ended March 31, 2003, the Company sold 12,550 ounces of gold and 4,300 ounces of silver at an average price of $307 per equivalent gold ounce. For the comparable period of 2002, the Company sold 13,338 ounces of gold and 5,554 ounces of silver at an average realized price of $303 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $352 and $291 per ounce for the three months ended March 31, 2003 and 2002, respectively.

     The following table summaries the Company’s gold deliveries and revenues:

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Ounce	$000s	Ounces	Ounce	$000s

Deliveries
Forwards	4,200	$270	$1,133	6,000	$268	$1,610
Spot sales	8,350	$345	2,883	7,338	$291	2,133
Cash settlement of forwards	—	—	(173)	—	—	(42)
Deferred income	—	—	—	—	—	316

	12,550	$306	3,843	13,338	$301	4,017
Other transactions
Silver proceeds	—		20	—		25

	12,550	$307	$3,863	13,338	$303	$4,042

     Cost of sales was $3.6 million for the three months ended March 31, 2003, as compared to $4.0 million in the prior period. Unit cost of sales was $289 and $303 per ounce for the three months ended March 31, 2003 and 2002, respectively, reflecting higher recoverable ounces placed on the heap leach pad in the current period.

     Depreciation, depletion and amortization was higher in the current period due to a greater number of recoverable ounces mined. During the first quarter of 2002, high strip ratios in the last remaining benches of the North Briggs deposit and pre-stripping requirements at the Goldtooth deposit resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

     Selling, general and administrative expense was not materially different for the periods presented.

     Exploration and development costs were higher in the current period due to higher costs at the Company’s McDonald Gold Project.

     Interest income and expense was not materially different for the periods presented.

     The Company recognized gains of approximately $0.076 million and $0.229 million in connection with the sale of certain property interests during the three months ended March 31, 2003 and 2002, respectively.

     During the first quarter of 2003, the Company recorded an unrealized gain on its forward gold contracts of approximately $0.5 million as a result of closing out all forward contracts that existed at December 31, 2002. During the first quarter of 2002, an unrealized mark-to-market loss of approximately $0.9 million was recorded. These amounts are shown as a separate line item in the other income (expense) section on the Statement of Operations.

     On January 1, 2003, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations. Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales. Upon adoption of SFAS No. 143, the Company recorded a loss of $11,700 as the cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements for further disclosures regarding the Company’s adoption of SFAS No. 143.

Liquidity & Capital Resources

     For the three months ended March 31, 2003, operating activities used $0.6 million of cash, investing activities provided $0.1 million of cash and financing activities provided $1.6 million of cash resulting in a net increase in cash of $1.1 million. Cash and cash equivalents at March 31, 2003 was $1.6 million.

     During the first quarter of 2003, proceeds of approximately $0.2 million were realized in connection with the sale of certain property interests.

     During the first quarter of 2003, the Company raised approximately $3.3 million through a private placement of 6% convertible debentures, paid down debt by approximately $1.6 million, (which included the final payoff of the Briggs Mine loan facility) and made capital lease payments of approximately $0.1 million.

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, including the McDonald litigation, there are no assurances of success in this regard or in the Company’s ability to secure additional financing through capital markets, joint ventures, or other arrangements in the future.

Other Matters

McDonald Gold Project — Anti-Cyanide Initiative

     In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order.

McDonald Gold Project — State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court.

Briggs Mine — Surety Matters

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

     In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001 nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

Kendall Mine — Environmental Regulation

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,902,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2003, $247,100 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

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

     At March 31, 2003, future production from the Company’s Briggs Mine was unhedged. At current production levels, a $10 per ounce change in the price of gold will impact the Company’s annual profitability and cash flow by approximately $0.6 million.

Interest Rates

     At March 31, 2003, the Company’s debt was approximately $4.6 million of which $3.3 million relates to its 6% convertible debentures and $1.3 million relates to a fixed rate (6.75%) financing of a lease buy-out of the mining fleet at the Briggs Mine. Thus, the Company is not presently subject to interest rate risk.

Foreign Currency

     The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court in connection with a Montana State District Court Order dated December 9, 2002, in which the District Court granted the State of Montana Summary Judgment on all of the remaining legal claims of the Company’s I-137 lawsuit.

Item 2. Changes in Securities

In February 2003, the Company issued 2,099,620 unregistered shares of its $0.01 par value stock with a fair market value of $1,952,646 to a Briggs Mine creditor as payment for services. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. The debentures were sold to 27 accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

During the first three months of 2003, the Company issued 27,900 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None

Item 6(a)	Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 23 - 24. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b)	Reports on Form 8-K	None

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (14)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (15)
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(15)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: May 14, 2003	/s/ Richard H. De Voto

Richard H. De Voto
President

Date: May 14, 2003	/s/ Gary C. Huber

Gary C. Huber
Vice President-Finance

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

/s/ Richard H. De Voto	Date: May 14, 2003

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

/s/ Gary C. Huber	Date: May 14, 2003

Gary C. Huber, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (14)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (15)
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(15)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.