Form 10-K/A
period 2002-12-31
CANYON RESOURCES CORP
filed 2003-05-28
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware corporation)

84-0800747
(I.R.S. Employer Identification No.)

14142 Denver West Parkway, Suite 250, Golden, Colorado 80401

Registrant’s telephone number: (303) 278-8464

Securities registered on The American Stock Exchange
Pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act.) Yes   ☐    No    ☒

The aggregate market value of the 19,300,805 shares of the registrant’s voting stock held by non-affiliates on June 28, 2002 was approximately $41,496,731.

At February 21, 2003, there were 20,996,591 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

Total Number of Pages: 79
Exhibit Index: Page 74

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (Amendment) amends in their entirety Items 2 and 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on April 16, 2003. The purpose of this Amendment is to i) delete certain non-GAAP measures included in the original Form 10-K; ii) expand the Company’s discussion of critical accounting policies and estimates; and iii) expand the Company’s disclosures relating to liquidity.

ITEM 2. PROPERTIES
PRODUCTION PROPERTIES
DEVELOPMENT PROPERTIES
PRINCIPAL EXPLORATION PROPERTIES
LEASED PROPERTY
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
LIQUIDITY & CAPITAL RESOURCES
SIGNATURES
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

CANYON RESOURCES CORPORATION
PROPERTIES AS OF 12/31/02

					Development
					Capital to	Anticipated
			Date	Acquisition	Make	Time of
			Interest	Cost of	Property	Commencement
Property	Interest	Nature of Interest	Acquired	Interest[1]	Operational	of Operations

Production Properties
Briggs Mine	100%	Unpatented mining claims	1990	$7.7 million	$42.2 million	In production
Kendall Mine	100%	Fee land[2]	1987, 1990, 2001	$15.4 million	$1.6 million	In reclamation
Development Properties
Seven-Up Pete Venture	100%	Mineral leases	1990, 1997	$10.2 million[3]	$225 million (estimated)	Unknown[4]
Exploration Properties
Panamint Range	100%	Unpatented mining claims	1990	$0.3 million	Unknown	Unknown
Montana 900,000 acres	100%	Mainly fee mineral rights	1990	$2.1 million	Unknown	Unknown
Mina Cancha (Argentina)	0%[5]	Mineral claims	1994	Nil	Unknown	Unknown

1.	Net to Canyon’s interest in the property.

2.	Subject to sales contracts expected to close in 2003.

3.	To date — an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.

4.	See discussion at “Development Properties — Seven-Up Pete Venture — Legal Status.”

5.	Property has been sold with a retained 2.5% nsr royalty.

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

     Briggs’ holdings include 347 unpatented mining claims and 2 patented mining claims that comprise an area of approximately 4,800 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company’s holdings from Wilderness Study Areas. The Company’s mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

Operations

     The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. During the past five years, the ore has been crushed in three stages to a minus 1/4 inch size and conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into doré bars on site. The Company increased the initial design production rate to approximately 85,000 ounces per year in 1999.

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

     Lower crushing throughput and higher than expected operating costs were experienced in 1997, principally relating to unsatisfactory performance of the tertiary stage vertical shaft impact crushers. In early 1998, these units were replaced with three cone crushers with the objective of reducing costs and increasing throughput. A scheduled expansion of the leach pad was completed during 1997 at a cost of $2.1 million. This expansion was financed by drawing on the final $4.0 million tranche of the Company’s loan facility. (See “Item 1 — Business — Financing.”)

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

     Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

BRIGGS MINE OPERATIONS

	2002	2001	2000	1999	1998

PRODUCTION
Open-Pit Mining
Tons mined (waste and ore)	8,909,500	11,512,450	11,380,100	9,786,652	10,479,800
Tons ore mined (crusher ore)	46,500	3,383,700	3,586,200	4,280,000	3,395,700
Gold grade of crusher ore (oz/ton)	0.043	0.036	0.025	0.028	0.030
Tons run-of-mine ore (ROM)(1)	1,791,400	302,100	532,700	903,100	181,900
Gold grade of ROM (oz/ton)	0.036	0.023	0.014	0.012	0.010
Strip ratio (tons waste/tons ore)	3.7:1	2.1:1	1.8:1	0.9:1	1.9:1
Underground Mining
Tons mined	89,700	21,700	—	—	—
Gold grade (oz/ton)	0.187	0.193	—	—	—
Gold production (oz)	57,058	96,141	86,621	86,669	80,316
Silver production (oz)	14,914	28,177	23,220	24,044	22,138
Recoverable gold inventory (oz)	33,360	34,854	28,401	38,164	25,170
FINANCIAL
Ounces of gold sold	57,838	97,443	87,397	83,565	79,303
Average gold price realized	$300	$289	$397	$370	$375
Revenue from mine operations	$17,377,100	$28,126,000	$34,726,300	$30,904,500	$29,773,400
Capital expenditures(2)	$1,079,400	$3,488,300	$1,891,300	$44,200	$203,100

(1)	Commencing mid-January 2002, all ore processed was run-of mine.

(2)	Excludes exploration and development drilling and permitting costs for reserve expansion.

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

     The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to maintain a $3,030,000 reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that the Company maintain a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and the Company has partially collateralized the bonds as follows: (i) $0.149 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made the $0.5 million deposit due on June 30, 2001, nor the $0.5 million deposit due on June 30, 2002, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

     Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall mine site. The Company’s reclamation and closure expenditures in 2002 were approximately $0.2 million, primarily related to treatment and disposal of process water, and capture and treatment of waste rock dump seepage. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of long term water management system. The Company has spent approximately $7.6 million on reclamation and closure activities at the Kendall mine site through December 31, 2002, and expects to spend an additional $1.5 million through mine closure. The Company has $1,896,300 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

     In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with respect to the DEQ’s decision.

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

     On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Venture, including the McDonald Gold Project, from Phelps Dodge. The purchase increased Canyon’s effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which was to be no less than $100 million and no more than $150 million. No additional payment is required until after all permits have been achieved or construction commences. In September 1999, Phelps Dodge subsequently agreed to amend the purchase agreement which lowered the residual payment obligation to $10 million, or, alternatively, one-third of any award received by the Seven-Up Pete Venture as a result of a taking lawsuit against the State of Montana. The purchase payment is collateralized only by the 72.25% participating interest and underlying assets transferred from Phelps Dodge to Canyon.

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

     In September 1999, the SPV obtained $3.5 million in funding from Franco-Nevada Mining Corporation. The funding was in the form of $3.0 million in cash and a commitment to maintain an existing $0.5 million reclamation bond. For providing the funding, Franco-Nevada was to receive a 4% net smelter return royalty from any mineral production from properties of the SPV or, alternatively, one-third of any proceeds received by the SPV resulting from any takings lawsuit. (See “Legal Status” below.)

     In July 2000, Franco-Nevada Mining Company withdrew from all of its interests in the SPV. Franco-Nevada transferred back to the SPV its 4% net smelter return royalty and 1/3 of any property takings award, in exchange for the return of $1 million of the $3 million paid earlier by Franco-Nevada to SPV.

Legal Status

     On November 3, 1998, an anti-mining initiative, I-137, passed 52% to 48% by a vote of the Montana electorate, effectively bringing permitting work on the SPV to a standstill. This bill bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana. For most of the campaign period leading up to the vote, mining companies and employees were prevented from campaigning due to a previously passed initiative (I-125) which prohibited campaign expenditures by “for-profit” entities. Just 10 days prior to the election, a federal judge declared the prohibition “unconstitutional.”

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project. This was provoked by Canyon’s inability to continue permitting at McDonald due to the anti-mining initiative, I-137, and would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. In August 2000, the SPV filed a report with the DNRC, containing technical analyses, conducted by 12 individuals and research laboratories with extensive experience in environmental chemistry, extractive metallurgy and mineral processing technology, underground mining technologies, and mining engineering and economic analyses, which demonstrates conclusively that the Venture’s proposed open-pit mining and cyanide heap-leach processing is the only technology that can be applied economically to the McDonald and Seven-Up Pete gold/silver deposits. Further, the analyses demonstrate that the proposed open-pit, cyanide heap leaching technology results in maximum resource conservation of this valuable and unique deposit (McDonald) and poses far less risk to human health and the environment than any of the alternative technologies. All alternative existing technologies for development of the deposits within the constraints of I-137 were investigated and analyzed. In February 2001, on the basis of the allegation that the SPV had terminated permitted activities under the leases, the DNRC declared the leases invalid. The Company has initiated judicial review of the agency’s decisions and has added the judicial review to its lawsuit against the State of Montana, described below. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension and leases are continued until the governmental impediment is resolved.

     The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, alternative technology analyses submitted to the DNRC (and the court) demonstrate that enactment of I-137 has “taken” the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

     The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit and denied the Company’s Petition for Judicial Review of the DNRC’s actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court of the State District Court Order.

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

Geology and Exploration

     The McDonald and Seven-Up Pete deposits, described below, cannot be developed as operating mines unless and until the anti-mining initiative, I-137, previously described under Legal Status, is overturned, set aside, or modified. As a result, neither the McDonald nor Seven-Up Pete deposits constitute “reserves” as defined in Industry Guide No. 7, which stipulates the requirement for legal extraction in the definition of proven and probable reserves. No additional information which has been or may be issued by the Company with respect to these properties should be deemed “reserves” as such are defined by the Securities and Exchange Commission.

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

     The resulting redesign of the McDonald Gold Project, conducted by the Company’s engineering staff (at a $275/oz gold price), has produced a pre-feasibility study for an open-pit mining operation utilizing a dedicated leach pad with in-pad solution storage. If I-137 were to be overturned and development of the project were legally possible, Canyon’s redesign pre-feasibility indicates that gold and silver can be produced profitably from the McDonald deposit at a $275/oz gold price. The redesign utilizes average recovery factors of 68.4% and 28.3% for gold and silver, respectively, of the total content of each metal in the run-of-mine ore placed on leach pad. The redesign integrates the following environmental advantages over the 1993 design:

     -no facilities located on the alluvial valley of the Blackfoot River

     -in-pad solution storage, therefore, no open ponds

     -no relocation of State Highway 200

     -mine buildings and facilities located out of sight and away from the highway

     -waste rock dumps lined for fluid containment

McDONALD GOLD DEPOSIT(1)
MINERALIZED MATERIAL

Cut Off Grade(2)	Tons	Grade	Grade
(opt gold)	(millions)	(opt gold)	(opt silver)

0.006	514.5	0.020	0.105
0.008	448.6	0.021	0.111
0.012	300.6	0.027	0.131
0.016	204.5	0.034	0.152
0.020	144.8	0.041	0.173
0.025	100.7	0.049	0.200
0.035	54.8	0.066	0.252
0.050	26.8	0.092	0.325
0.100	7.0	0.167	0.505

(1)	Currently constrained from development due to the Montana anti-mining law, I-137, the validity of which has been challenged by several lawsuits (See “Legal Status” above).

(2)	Cutoff grade is the lowest grade of gold that is included in each category of tons and grade of mineralized material.

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

     The agencies hired experienced consulting firms to prepare the EIS. The consultants were to complete the EIS under supervision of the lead agencies with the SPV bearing all costs through an arrangement with the lead agencies. The lead agencies were actively preparing the EIS when the threat of the anti-mining initiative, I-137, was proposed mid-year 1998. (See “Legal Status.”). With the threat of passage and the actual passage of I-137 in November 1998, all permitting work on the McDonald project was suspended.

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

PRINCIPAL EXPLORATION PROPERTIES

     The status of exploration activities on the Company’s major exploration properties is described below. The properties described are believed to be the most significant of the Company’s current inventory. However, that inventory is constantly changing and it is to be expected that some of the properties discussed will eventually be joint-ventured, marketed or abandoned, and that other properties owned or acquired by the Company will become the object of more intensive exploration activities.

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

     In addition, a separate, relatively undrilled target of significant gold mineralization is the Cecil R/Jackson area located two to four miles north of the Briggs Mine and within the Company’s claims in the Panamint District. Earlier drilling delineated 220,000 tons of mineralized rock with an average grade of 0.038 opt at Cecil R. A cluster of holes drilled at the Jackson area, 8,000 feet south of Cecil R, encountered 30 to 75-foot thicknesses of 0.06 opt to 0.116 opt gold grades along a structural zone which extends to the north beyond the area of drilling. A large area of anomalous gold values has been sampled in surface rocks along 2,000 feet of this structural zone north of Jackson to the location where the gold-bearing structural zone passes beneath gravel cover. This same structural zone may be the feeder conduit for the gold mineralization at Cecil R, 8,000 feet to the north. The Cecil R/Jackson area represents a significant target for further exploration drilling by the Company in efforts to develop the next mineable gold deposit in the Panamint District.

     The Company has conducted reconnaissance and detailed mapping and geochemical sampling of nearly the entire claim block. An aerial geophysical program was conducted across the entire claim block in 1996 and was followed up with ground reconnaissance in 1997. The geophysical and geochemical data will be used to assist further exploration for concealed gold deposits on the property.

Environmental Regulation

     In December 2002, the Company’s Briggs Mine obtained a permit from the US Bureau of Land Management to conduct exploration activities in and around the Cecil R and Jackson gold occurrences. In January 2003, two environmental groups filed an Appeal and Request for Stay of Approval of the exploration permit. The appeal will be heard by the Interior Board of Land Appeal (IBLA). The Company is opposing the appeal and request for stay of the exploration permit.

     In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation and any disturbances to sacred sites must be mitigated to the sole satisfaction of the Native American tribe. The Company’s Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. The Company could be prohibited from developing any additional gold deposits in the Panamint Range due to passage of this law.

     On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. Because of the high cost of backfilling, this regulation essentially eliminates any potential new mines on the Company’s properties in the Panamint Range.

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

TITLE TO PROPERTY

U. S. Mineral Properties

     The Company’s U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company. Many of the Company’s mining properties in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992, and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, a holder of an unpatented mining claim, mill or tunnel site claim must pay a maintenance fee to the United States of $100 per claim per year for each assessment year instead of performing assessment work. In addition, a payment of $100 per claim is required for each new claim located. State law may, in some instances, still require performance of assessment work.

     The present status of the Company’s unpatented mining claims located on public lands of the U.S. allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. The Company remains at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims.

LEASED PROPERTY

     The Company leases approximately 2,567 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2004. Rent is presently $3,900 per month. The Company maintains storage and/or facilities in Lincoln, Montana, and Ridgecrest, California, on a month-to-month basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

     The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on Form 10-K. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company produces gold at its Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. The Company must make certain estimates regarding this overall process, the most significant of which are the amount and timing of gold to be recovered. Although the Company can calculate with reasonable certainty the tonnage and grades of ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed or run-of-mine) and the particular mineralogy of a deposit being mined. The Company bases its estimates on laboratory leaching models, which approximates the ore under leach on the heap. From this data, the Company estimates the amount of gold that can be recovered and the time it will take for recovery. The Company continually monitors the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the amount of gold under leach, the Company calculates, or derives the amount, by taking the difference between -the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré. Based on a gold price of $350 per ounce, if 5% less gold is recovered than the Company estimates exists on the heap at 12/31/02, this would have an impact on net income and cash flow of approximately $0.9 million and $0.6 million, respectively. Similar financial impacts would be recognized for varying recovery changes on a pro rata basis. The Company must capture and classify its inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to i) all direct costs incurred in the leaching and refining processes, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As the Company’s estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. Based on current reserves, the Briggs Mine will stop loading ore on the heap leach pad in the fourth quarter of 2003 and active leaching with cyanide will end in the fourth quarter of 2004.

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

     The Company assesses its producing properties and undeveloped mineral claims and leases for impairment when events or changes in circumstances warrant and at least annually. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation and other courses of action to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $18,703,300 at December 31, 2002, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions. The Company continually monitors the status of the litigation and will adjust its assumptions as future events or other changes in circumstances occur.

     The Company must estimate useful lives and residual values to establish amortization amounts for the carrying values of its intangible assets. These assets, which are comprised of the Company’s McDonald and Seven-Up Pete properties, are presently legally constrained from development due to the anti-mining initiative, I-137. The Company has filed lawsuits seeking to have I-137 declared unconstitutional, or alternatively, to obtain a “takings” or damage award for the lost value of the properties. The Company must use considerable judgment in establishing a litigation timeline and possible monetary outcomes, and utilizes external counsel and other consultants to establish these parameters. The Company has currently established an amortization period of eight years based on the time frame that it may take to conclude all legal proceedings, including as necessary, appeals to the United States Supreme Court. With respect to establishing residual values, because there is a possibility that the Company will not be successful in its litigation efforts, the full carrying values of the properties (as restated) are being amortized over eight years.

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

     The Company must use significant judgment in assessing its ability to generate future taxable income to realize the benefit of its deferred tax assets, which are principally in the form of net operating loss carryforwards and in applying a valuation allowance to all or part of these deferred tax assets using a “more likely than not” criterion.

     The Company is subject to litigation as the result of its business operations and transactions. The Company utilizes external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from the Company’s estimates, or additional facts and circumstances cause the Company to revise its estimates, net income will be affected.

Restatement of Prior Financial Information

     As further discussed in Note 19 to the Consolidated Financial Statements, the Company has identified certain accounting matters that require restatement to its Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and prior. For the year ended December 31, 2001, the impact of the adjustments was to increase the Company’s net loss by $1,706,100, or $0.12 per share. For the year ended December 31, 2000, the impact of the adjustments was to increase the Company’s net loss by $1,350,000, or $0.12 per share. The cumulative effect of these adjustments as of January 1, 2000 was to increase Retained Deficit at that date by $155,600. The adjustments were i) to expense previously capitalized costs for the Company’s McDonald Gold Project (incurred since November 1998) and, ii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. The Company also determined that with the passage of the anti-mining initiative, I-137, in Montana in 1998, certain mineral property assets previously included in Property and Equipment in the Consolidated Balance Sheet should have been reclassified to a separate intangible asset caption. This change had no effect on reported results of operations or cash flows. The amount reclassified was $21,375,200 at December 31, 2001. The Company has also restated its results of operations for each of the quarters in 2002 and 2001 as discussed under “Selected Quarterly Financial Data” on page 71. Prior period amounts in the ensuing discussion have been adjusted for these restatements where applicable.

RESULTS OF OPERATIONS

     2002 Compared to 2001

     The Company recorded a net loss of $5,373,500, or $0.29 per share, on revenues of $17,377,100 in 2002. This compares to a net loss of $7,446,200, or $0.54 per share, on revenues of $28,126,000 in 2001. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

     During 2002, the Company sold 57,838 ounces of gold and 14,554 ounces of silver at an average realized price of $300 per equivalent gold ounce. During 2001, the Company sold 97,443 ounces of gold and 26,800 ounces of silver at an average realized price of $289 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $310 per ounce in 2002 and $271 per ounce in 2001. All of the Company’s revenues in 2002 and 2001 were from domestic activities.

     The following table summarizes the Company’s gold deliveries and revenues in 2002 and 2001.

	2002			2001

	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000's	Ounces	Per Oz.	$000's

Deliveries
Forwards	30,600	$269	$8,224	22,900	$274	$6,283
Spot sales	27,238	$310	8,442	74,543	$270	20,096
Cash settlement of forwards	—	—	(619)	—	—	126
Deferred income	—	—	1,264	—	—	1,505

	57,838	$299	17,311	97,443	$287	28,010
Other transactions
Silver proceeds	—	—	66	—	—	116

	57,838	$300	$17,377	97,443	$289	$28,126

     Cost of sales was $15.5 million in 2002 compared to $23.3 million in 2001. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. In addition, during 2002 and 2001, the Company wrote down inventories at the Briggs Mine to net realizable value. These write downs ($253,800 in 2002 and $1,561,800 in 2001) are also included in cost of sales.

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

     Exploration and development costs were higher in 2002 due to higher costs associated with the Company’s McDonald Gold Project.

     Interest income was lower in 2002 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.

     The following table summarizes certain gains on asset dispositions the Company recognized during 2002 and 2001:

	$000s

	2002	2001

	$1,557	$250
Sale of foreign exploration property	1,173	—
Sale of Briggs crusher	71	—
Sale of mineral property interests	—	(49)
Other	—	—

	$2,801	$201

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

     There was no current or deferred provision for income taxes during 2002 or 2001. Additionally, although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2002 and 2001 due to an assessment of the “more likely than not” realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

     During 2001, the Company sold 97,443 ounces of gold and 26,800 ounces of silver at an average realized price of $289 per equivalent gold ounce. During 2000, the Company sold 87,397 ounces of gold and 23,500 ounces of silver at an average realized price of $397 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $271 per ounce in 2001 and $279 per ounce in 2000. All of the Company’s revenues in 2001 and 2000 were from domestic activities.

     The following table summarizes the Company’s gold deliveries and revenues in 2001 and 2000.

	2001			2000

	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000s	Ounces	Per Oz.	$000s

Deliveries
Forwards	22,900	$274	$6,283	55,300	$294	$16,254
Spot sales	74,543	$270	20,096	32,097	$284	9,110
Cash settlement of forwards	—	—	126	—	—	827
Deferred income	—	—	1,505	—	—	8,421

	97,443	$287	28,010	87,397	$396	34,612
Other transactions
Silver proceeds	—	—	116	—	—	114

	97,443	$289	$28,126	87,397	$397	$34,726

     Cost of sales was $23.3 million in 2001 compared to $27.9 million in 2000. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. During 2001 and 2000, the Company wrote down its inventories at the Briggs Mine to net realizable value. The write downs ($1,561,800 in 2001 and $3,288,900 in 2000) are also included in cost of sales.

     Depreciation, depletion, and amortization was lower in 2001 due to a write down of $7,463,100 of the carrying value of the Briggs Mine property and equipment assets at December 31, 2000.

     Selling, general, and administration expenses were higher in 2001 due primarily to the settlement of a water quality matter at the Company’s Kendall Mine in Montana.

     Exploration and development costs were lower in 2001 due primarily to lower costs at the Company’s McDonald Gold Project.

     Interest income was lower in 2001 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.

     On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. The fair market value of the Company’s gold hedges as of the adoption date of approximately $0.3 million was recognized as a cumulative effect adjustment in other comprehensive income. In addition, approximately $2.8 million of deferred income arising from the deferral of gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income. During the first quarter of 2001, the Company closed out all forward contracts that existed on the adoption date at scheduled delivery dates with its counterparties. The net gain of approximately $0.3 million associated with the contracts was subsequently reclassified from accumulated other comprehensive income and included in revenues in the Statement of Operations. During the second quarter of 2001, the Company entered into additional floating rate forward contracts and, at December 31, 2001, had outstanding contracts on 51,600 ounces of gold at an average price of approximately $268 per ounce. The fair market value of the forward contracts was approximately $0.6 million less than contractual amounts. The unrealized mark-to-market loss is shown as a separate line item in the other income (expense) section in the Statement of Operations.

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

     During the fourth quarter of 2000, the Company recorded an impairment loss of approximately $7.5 million in connection with a reduction in the carrying value of long-lived assets at its Briggs Mine to fair market value of approximately $17 million. Fair market value was determined by discounted cash flow analysis utilizing an assumed future gold price of $275 per ounce and a risk adjusted discount rate of approximately 9%. The impairment was principally due to (i) the Company’s forecast for a lower gold price than was estimated in prior periods; and (ii) the Company’s minimal hedge position relative to remaining reserves.

     There was no current or deferred provision for income taxes during 2001 or 2000. Additionally, although the Company maintains significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2001 and 2000 due to an assessment of the “more likely than not” realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     Inflation did not have a material impact on operations in 2001 or 2000.

LIQUIDITY & CAPITAL RESOURCES

     Liquidity:

     At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February — March 2003, the Company raised approximately $3.3 million through the sale of 6%, two year convertible debentures of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt. The Company believes that its cash requirements over the next 12 months can be funded through a combination of (i) existing cash; (ii) cash flow from operations; and (iii) cash raised in connection with the sale of the aforementioned debentures, net of the amount used to pay off the existing Briggs Mine debt. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

     Summary of 2002 Cash Flows:

     The Company’s cash and cash equivalents decreased $1.2 million during 2002 to $0.4 million at year-end. The decrease was a result of net cash used in operations of $2.8 million, net cash provided by investing activities of $2.7 million and $1.1 million of net cash used in financing activities.

     Operating Activities:

     Operations used $2.8 million of cash in 2002 as compared to providing $3.5 million in 2001 and $0.5 million in 2000. Operating cash flow in 2002 was negatively impacted by lower gold sales.

     Investing Activities:

Capital Expenditures

     Capital expenditures in 2002 totaled $1.1 million — essentially to complete development of the Goldtooth deposit at the Briggs Mine.

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

Credit Arrangements

Purchase of the McDonald Gold Project

     On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana’s partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana. The Company made an initial payment of $5 million and is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. (See “Other Matters — McDonald Gold Project — Anti-Mining Initiative”).The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

CR Briggs Loan Facility

     On December 6, 1995, the Company’s wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The Company is guaranteeing the loan obligations of CR Briggs Corporation, and the loan facility is collateralized by a first mortgage lien on the property, non-leased assets of CR Briggs Corporation, and a pledge of the Company’s stock in CR Briggs Corporation.

     The following table summarizes principal payments and weighted average interest rates on the loan facility during the last three years:

	2002	2001	2000

Principal payments	$2,393,600	$1,585,000	—
Weighted average interest rates	4.3%	6.8%	8.9%

     At December 31, 2002, the Briggs Mine did not make a scheduled debt payment of $0.2 million. On January 31, 2003, an additional scheduled payment of approximately $0.4 million was not made. During February — March 2003, the Company raised approximately $3.3 million through the sale of 6% two year convertible debentures (See Note 21 to Consolidated Financial Statements), of which approximately $1.2 million was used to pay off the remaining Briggs Mine debt.

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

     Outlook:

Operations

     The Briggs Mine is expected to produce approximately 56,000 ounces of gold in 2003 at cash operating costs in the range of $140-$150 per ounce. Capital spending of approximately $2.8 million is anticipated to develop the North Briggs layback reserve. The Company’s hedge position as of December 31, 2002 consists of 6,300 ounces of floating rate forward contracts at an average price of $270 per ounce. These contracts were settled during the first quarter of 2003.

     The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2003. This estimate is based on the likelihood that no substantive reclamation work will be undertaken in 2003 as a result of the Montana Department of Environmental Quality’s decision in February 2002 to require an Environmental Impact Statement before proceeding with reclamation activities. See “Other Matters- Environmental Regulation.”

     Expenditures at the McDonald Gold Project are expected to be approximately $0.5 million in 2003.

Asset Disposals

     The Company anticipates closing approximately $0.3 million of mineral rights and fee land sales in 2003 in connection with an August 2002 auction, however, these funds have been sequestered by court order. (See “Other Matters — Kendall Mine — Lawsuit and Preliminary Injunction.”)

Financing

     In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. Interest on the debentures is payable quarterly, and the holders have the right to convert the principal to common stock of the Company at any time, subject to certain adjustments, at a conversion rate of $1.38 per share of common stock.

     The Company’s financing obligations and commitments in 2003 include the following: (i) debt and interest payments of approximately $1.7 million (after repayment of the Briggs Mine debt as described in the preceding paragraph), and (ii) capital lease payments of approximately $0.2 million. In addition, the Company may be required to deposit collateral in support of certain reclamation and other bonds as more fully described under the caption “Credit Arrangements — Surety Bonds”.

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

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). Costs incurred for reclamation and closure activities at the Kendall Mine in 2002, 2001, and 2000 were $0.2 million, $0.5 million, and $0.6 million, respectively. Costs to date total $7.6 million and the Company’s estimate of total costs to achieve mine closure is $9.1 million. The Company has $1,896,300 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s action. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

     The Briggs Mine operates under permits granted by various agencies including the U.S. Bureau of Land Management (BLM), Inyo County, the California Department of Conservation, and the Lahontan Regional Water equality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. Both bonds are subject to annual review and adjustment.

     In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation and any disturbances to sacred sites must be mitigated to the sole satisfaction of the Native American tribe. The Company’s Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. The Company could be prohibited from developing any additional gold deposits in the Panamint Range due to passage of this law.

     On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. Because of the high cost of backfilling, this regulation essentially eliminates any potential new mines on the Company’s properties in the Panamint Range.

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

Gold Prices, Price Protection Arrangements, and Associated Risks

     The Company’s revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company’s price protection strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore, has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company’s adoption of SFAS No. 143 will not have a material impact on the Company’s results of operations or financial position.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN No. 45, the Company has adopted the disclosure requirements effective December 31, 2002. The Company believes that the initial recognition and measurement provisions of FIN No. 45 on a prospective basis for guarantees issued or modified after December 31, 2002, will not have a material impact on its results of operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 128) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective December 31, 2002.

Dividends

     Since the Company’s inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: May 28, 2003	/s/ Richard H. De Voto

Richard H. De Voto
Principal Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard H. De Voto, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Canyon Resources Corporation;

     2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report, as amended;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended, (the “Evaluation Date”); and

     c) presented in this annual report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard H. De Voto	Date: May 28, 2003

Richard H. De Voto, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, Gary C. Huber, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Canyon Resources Corporation;

     2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; as amended,

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report, as amended;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended, (the “Evaluation Date”); and

     c) presented in this annual report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary C. Huber	Date: May 28, 2003

Gary C. Huber, Chief Financial Officer