Form 10-Q
period 2003-06-30
CANYON RESOURCES CORP
filed 2003-08-14
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the period ended June 30, 2003
or

[  ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-11887

CANYON RESOURCES CORPORATION
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,058,320 shares of the Company’s Common Stock were outstanding as of August 1, 2003.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended June 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	Page 1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 24
Item 4. Controls and Procedures	Page 25
PART II OTHER INFORMATION
Item 1. Legal Proceedings	Page 26
Item 2. Changes in Securities	Page 26
Item 3. Defaults Upon Senior Securities	Page 26
Item 4. Submission of Matters to a Vote of Security Holders	Page 26
Item 5. Other Information	Page 26
Item 6. Exhibits and Reports on Form 8-K	Page 26

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     The following unaudited consolidated financial statements have been prepared by Canyon Resources Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2002.

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Page 4-5
Consolidated Statement of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Page 7-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 24
Item 4.	Controls and Procedures	Page 25

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$1,593,900	$430,800
Restricted cash	287,100	375,100
Accounts receivable	7,600	6,800
Metal inventories	7,466,200	8,787,700
Materials and supplies	156,700	187,900
Prepaid and other assets	712,300	802,400

Total current assets	10,223,800	10,590,700

Property and equipment, at cost
Producing properties	47,380,400	43,347,000
Other	932,300	916,300

	48,312,700	44,263,300
Accumulated depreciation and depletion	(42,721,100)	(38,905,400)

Net property and equipment	5,591,600	5,357,900

Undeveloped mineral claims and leases, net	17,367,300	18,703,300
Restricted cash	2,805,100	2,294,700
Other assets	57,100	79,300

Total Assets	$36,044,900	$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,111,900	$3,908,700
Notes payable - current	1,326,300	1,355,600
Capital leases - current	53,100	167,400
Stock issuance obligation	835,800	—
Unrealized loss on derivative instruments	—	487,600
Other current liabilities	531,200	688,600

Total current liabilities	4,858,300	6,607,900
Notes payable - long term	3,299,000	—
Capital leases - long term	14,200	28,400
Asset retirement obligations	4,157,800	3,894,200

Total Liabilities	12,329,300	10,530,500

Commitments and contingencies (Note 10)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 21,039,700 at June 30, 2003, and 18,853,400 at December 31, 2002	210,400	188,500
Capital in excess of par value	104,966,200	102,957,500
Deficit	(81,461,000)	(76,650,600)

Total Stockholders’ Equity	23,715,600	26,495,400

Total Liabilities and Stockholders’ Equity	$36,044,900	$37,025,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
REVENUE
Sales	$3,387,100	$2,838,000	$7,249,700	$6,880,300

EXPENSES
Cost of sales	4,173,500	3,151,100	7,801,700	7,192,600
Depreciation, depletion, & amortization	1,545,700	1,368,900	3,630,300	2,989,700
Selling, general & administrative	435,400	410,700	845,200	740,000
Exploration and development costs	175,100	192,200	390,200	291,700
Accretion expense	46,600	—	93,100	—
(Gain) loss on asset disposals	600	(1,172,600)	(75,700)	(1,401,500)

	6,376,900	3,950,300	12,684,800	9,812,500

OTHER INCOME (EXPENSE)
Interest income	6,100	13,900	15,700	29,800
Interest expense	(74,200)	(89,400)	(148,400)	(178,400)
Unrealized gain (loss) on derivative instruments	131,500	(134,500)	619,100	(1,052,200)
Other	—	—	150,000	19,100

	63,400	(210,000)	636,400	(1,181,700)

Loss before cumulative effect of change in accounting principle	(2,926,400)	(1,322,300)	(4,798,700)	(4,113,900)
Cumulative effect of change in accounting principle	—	—	(11,700)	—

Net loss	($2,926,400)	($1,322,300)	($4,810,400)	($4,113,900)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	($0.14)	($0.07)	($0.23)	($0.23)
Cumulative effect of change in accounting principle	—	—	—	—

Basic and diluted net loss per share	($0.14)	($0.07)	($0.23)	($0.23)

Weighted average shares outstanding	21,021,100	18,914,200	20,660,800	17,747,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
	2003	2002

		(Restated)
Cash flows from operating activities:
Net loss	($4,810,400)	($4,113,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,630,300	2,989,700
Amortization of financing costs	12,200	30,600
Cumulative effect of change in accounting principle	11,700	—
Gain on asset dispositions	(75,700)	(1,401,500)
Unrealized (gain) loss on derivative instruments	(619,100)	1,052,200
Reclassification adjustment of other comprehensive income	—	(647,800)
Other	52,000	26,600
Changes in operating assets and liabilities
Increase in accounts receivable	(800)	(330,600)
(Increase) decrease in inventories	1,099,100	(602,800)
Decrease in prepaid and other assets	98,700	21,700
Increase in accounts payable and accrued liabilities	21,000	414,400
Increase (decrease) in other liabilities	(68,500)	64,700
(Increase) decrease in restricted cash	(378,600)	105,700

Total adjustments	3,782,300	1,722,900

Net cash used in operating activities	(1,028,100)	(2,391,000)

Cash flows from investing activities:
Purchases and development of property and equipment	(371,200)	(1,003,200)
Proceeds from asset sales	208,600	2,791,100
Earnest money applied	(22,600)	—
Increase in restricted cash	(43,800)	—

Net cash provided by (used in) investing activities	(229,000)	1,787,900

Cash flows from financing activities:
Issuance of stock	26,000	2,171,500
Proceeds from exercise of warrants	835,800	—
Proceeds from sale of debentures	3,299,000	—
Payments on debt	(1,612,100)	(1,978,100)
Payments on capital lease obligations	(128,500)	(733,500)

Net cash provided by (used in) financing activities	2,420,200	(540,100)

Net increase (decrease) in cash and cash equivalents	1,163,100	(1,143,200)
Cash and cash equivalents, beginning of year	430,800	1,618,100

Cash and cash equivalents, end of period	$1,593,900	$474,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $136,200 of interest during the first six months of 2003, and $124,900 during the corresponding period of 2002.

2.	The Company paid no income taxes during the first six months of 2003 nor the corresponding period of 2002.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first six months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first six months of 2003. During the first six months of 2002, the Company issued 1,337,100 shares of common stock with a fair market value of $1,722,000 to certain creditors as payment for goods and services.

3.	The Company issued 55,800 shares of common stock with a fair market value of $52,000 to an employee as compensation for services during the first six months of 2003. During the first six months of 2002, the Company issued 29,400 shares of common stock with a fair market value of $26,600 to an employee as compensation for services.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Common
	Number of	At Par	Excess of Par	Retained	Shareholders’
	Shares	Value	Value	Deficit	Equity

Balances, December 31, 2002	18,853,400	$188,500	$102,957,500	($76,650,600)	$26,495,400
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	—	1,952,600
Other stock issued	55,800	600	51,400	—	52,000
Exercise of stock options	30,900	300	25,700	—	26,000
Comprehensive loss
Net loss				(4,810,400)	(4,810,400)
Other comprehensive loss	—	—	—	—	—

Comprehensive loss				(4,810,400)	(4,810,400)

Balances, June 30, 2003	21,039,700	$210,400	$104,966,200	($81,461,000)	$23,715,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Restatement of Prior Financial Information:

          As further discussed in Note 15, the Company has restated its financial statements for the three and six months ended June 30, 2002. Overall, the adjustments increased the Company’s net loss in the second quarter of 2002 by $622,900, or $0.03 per share. For the six months ended June 30, 2002, the adjustments increased the Company’s net loss by $1,037,200, or $0.06 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

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

     Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales. Upon adoption, the Company recorded a loss of $11,700 as the cumulative effect of a change in accounting principle.

     The pro forma effects on net income and per share amounts before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002 are presented below.

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2002	JUNE 30, 2002

Loss before cumulative effect of change in accounting principle as reported	($1,322,300)	($4,113,900)
Accretion expense	(45,800)	(91,600)
Additional depreciation expense	(30,000)	(74,900)
Reduction for reclamation accrual in cost of sales	32,900	82,300

Pro forma loss before cumulative effect of change in accounting principle	($1,365,200)	($4,198,100)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.07)	($0.23)
Pro forma	($0.07)	($0.23)

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2002	$4,122,200
Impact of adopting SFAS No. 143	332,000
Settlement of liabilities	(161,500)
Accretion expense	93,100

Balance, June 30, 2003	4,385,800
Current portion*	228,000

Non current portion	$4,157,800

*Included in other current liabilities

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Restricted Cash:

          Restricted cash consisted of the following at:

	June 30,	December 31,
	2003	2002

Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	150,100	149,400
Kendall Mine reclamation (c)	1,906,000	1,896,300
McDonald Gold Project cash reclamation bond (d)	500,000	—
Unexpended proceeds from gold sales (e)	—	131,900
Net proceeds from property sales (f)	247,100	182,000
Escrow deposits (g)	40,000	61,200

	3,092,200	2,669,800
Current portion	287,100	375,100

Noncurrent portion	$2,805,100	$2,294,700

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2003, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	The Briggs Mine loan facility required all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority. The outstanding balance on the loan facility was paid off on February 28, 2003.

(f)	In connection with the auction of certain properties, cash has been sequestered by court order pending a trial scheduled in October 2003 (See Note 10(e)).

(g)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories:

          Metal inventories consisted of the following at:

	June 30, 2003	December 31, 2002

Broken ore under leach	$7,181,300	$8,428,200
Doré	284,900	359,500

	$7,466,200	$8,787,700

7.	Undeveloped Mineral Claims and Leases:

          The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	June 30, 2003			December 31, 2002

				Gross
		Accumulated	Net Book	Carrying	Accumulated	Net Book
	Carrying Value	Amortization	Value	Value	Amortization	Value

Property:
McDonald	$16,200,200	($3,037,500)	$13,162,700	$16,200,200	($2,025,000)	$14,175,200
Seven-Up Pete	5,175,000	(970,400)	4,204,600	5,175,000	(646,900)	4,528,100

	$21,375,200	($4,007,900)	$17,367,300	$21,375,200	($2,671,900)	$18,703,300

          These properties are being amortized over eight years with no residual value. See Note 10(d) for a discussion of the legal status of the properties.

8.	Notes Payable:

          Notes payable consisted of the following at:

	June 30, 2003	December 31, 2002

Briggs Facility (a)	$—	$1,355,600
Caterpillar Finance (b)	1,326,300	—
Debentures (c)	3,299,000	—

	4,625,300	1,355,600
Current portion	1,326,300	1,355,600

Notes payable – Noncurrent	$3,299,000	$—

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%.

(b)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Notes Payable, continued:

(c)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock.

9.	Stock Issuance Obligation:

In connection with an exchange offer to certain holders of outstanding warrants as more fully described in Note 17, the Company had received, as of June 30, 2003, $835,800 for the purchase of 619,107 shares of the Company’s common stock.

10.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,906,000 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies, continued:

(c)	Contingent Liability:

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies, continued:

(e)	Kendall Mine Lawsuit

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2003, $247,100 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

11.	Derivative Instruments and Price Protection Arrangements:

          During the second quarter of 2003, the Company entered into a forward sales contract on 10,000 ounces of gold at a price of $364 per ounce, and, at June 30, 2003, had 7,250 ounces outstanding on the contract. The fair market value of the contract at June 2003, 2003 was $131,500 more than the contractual amount. During the first quarter of 2003, the Company closed out all forward contracts that existed at December 31, 2002 (6,300 ounces at an average price of approximately $270 per ounce) at scheduled delivery dates with its counterparties. Unrealized gains and losses on the Company’s forward contracts resulting from period to period changes in the mark-to-market calculations are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30

	2003	2002	2003	2002

Unrealized gain (loss)	$131,500	($134,500)	$619,100	($1,052,200)

          These unrealized gains and losses are shown as a separate line item in the other income (expense) section in the Statement of Operations.

          On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. For the six months ended June 30, 2002, $0.3 million of the gain was recognized and is included in revenues in the Statement of Operations. There was no comparable activity in the current year.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Earnings per Share (EPS):

          The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three months and six months ended June 30, 2003 that were not included in the computation of diluted EPS because the effect would be antidilutive were 4,869,400 and 4,070,300, respectively. For the three and six months ended June 30, 2002, common stock equivalents that were not included in the computation of diluted EPS were 2,354,200 and 1,568,500, respectively.

13.	Stock Based Compensation

          In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. As a result, no compensation cost has been recognized in the accompanying financial statements as the exercise price of all stock option grants is at least equal to 100% of the market price of the Company’s common stock at the date of grant. Had compensation cost been recorded under the fair value provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the following periods:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30

	2003	2002	2003	2002

Net loss, as reported	($2,926,400)	($1,322,300)	($4,810,400)	($4,113,900)
Add: compensation expense determined under fair value based method	(21,700)	(72,800)	(50,700)	(105,500)

Pro forma net loss	($2,948,100)	($1,395,100)	($4,861,100)	($4,219,400)

Basic and diluted loss per share
• As reported	($0.14)	($0.07)	($0.23)	($0.23)
• Pro forma	($0.14)	($0.07)	($0.23)	($0.24)

14.	Income Taxes:

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

15.	Restatement of Prior Financial Information:

          The Company has determined that certain previously capitalized costs for the McDonald Gold Project should be expensed. In November 1998, the Montana electorate passed an anti-mining initiative, I-137, which

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Restatement of Prior Financial Information, continued:

bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. As a result of the legal impediment, the Company cannot presently proceed with the development of the McDonald Gold Project. Accordingly, the Company has restated its prior financial information to remove all costs capitalized since I-137 took effect. This adjustment increased the Company’s net loss by $189,000, or $0.01 per share and $286,100, or $0.02 per share for the three and six months ended June 30, 2002, respectively.

          On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. This adjustment increased the Company’s net loss by $668,000, or $0.03 per share and $1,336,000, or $0.07 per share, for the three and six months ended June 30, 2002, respectively.

          The Company has restated its prior financial information to include depreciation, depletion and amortization (DD&A) as a cost in inventories at the Briggs Mine. Previously, the Company recorded DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (UOP) DD&A based on the volume of gold sold to recognizing UOP DD&A based on estimated recoverable ounces mined or produced from proven and provable reserves to accommodate the capitalization of DD&A in inventory. This adjustment decreased the Company’s net loss by $234,100, or $0.01 per share and $584,900, or $0.03 per share, for the three and six months ended June 30, 2002, respectively.

          The following sets forth the effects of the aforementioned adjustments to the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2002, and Consolidated Statement of Cash Flows for the six months ended June 30, 2002.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

REVENUE
Sales	$2,838,000	$—	$—	$2,838,000

EXPENSES
Cost of sales	3,215,400	—	(64,300)	3,151,100
Depreciation, depletion and amortization	863,100	675,600	(169,800)	1,368,900
Selling, general and administrative	410,700	—	—	410,700
Exploration and development costs	10,800	181,400	—	192,200
Gain on asset disposals	(1,172,600)	—	—	(1,172,600)

	3,327,400	857,000	(234,100)	3,950,300

OTHER INCOME (EXPENSE)	(210,000)	—	—	(210,000)

Net loss	($699,400)	($857,000)	$234,100	($1,322,300)

Basic and diluted net loss per share	($0.04)	($0.04)	$0.01	($0.07)

Weighted average shares outstanding	18,914,200	18,914,200	18,914,200	18,914,200

	Six Months Ended June 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

REVENUE
Sales	$6,880,300	$—	$—	$6,880,300

EXPENSES
Cost of sales	7,353,300	—	(160,700)	7,192,600
Depreciation, depletion and amortization	2,062,700	1,351,200	(424,200)	2,989,700
Selling, general and administrative	740,000	—	—	740,000
Exploration and development costs	20,800	270,900	—	291,700
Gain on asset disposals	(1,401,500)	—	—	(1,401,500)

	8,775,300	1,622,100	(584,900)	9,812,500

OTHER INCOME (EXPENSE)	(1,181,700)	—	—	(1,181,700)

Net loss	($3,076,700)	($1,622,100)	$584,900	($4,113,900)

Basic and diluted net loss per share	($0.17)	($0.09)	$0.03	($0.23)

Weighted average shares outstanding	17,747,200	17,747,200	17,747,200	17,747,200

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

Cash flows from operating activities:
Net loss	($3,076,700)	($1,622,100)	$584,900	($4,113,900)
Adjustments to reconcile net loss to net cash used in operating activities	956,600	1,351,200	(584,900)	1,722,900

Net cash used in operating activities	(2,120,100)	(270,900)	—	(2,391,000)

Cash flows from investing activities:
Net cash provided by investing activities	1,517,000	270,900	—	1,787,900

Cash flows from financing activities:
Net cash used in financing activities	(540,100)			(540,100)

Net decrease in cash and cash equivalents	(1,143,200)			(1,143,200)
Cash and cash equivalents, beginning of year	1,618,100			1,618,100

Cash and cash equivalents, end of period	$474,900			$474,900

16.	Recently Issued Financial Accounting Standards:

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial condition or results of operations.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Subsequent Event:

          On August 6, 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,860 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expires on September 30, 2004. Warrants tendered to the Company in the Offer resulted in aggregate proceeds of $1,916,900 ($835,800 received as of June 30, 2003) and the Company issuing 1,419,932 shares of its common stock and new warrants to purchase 1,419,932 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,928 shares are exercisable at $1.67 per share and will expire on September 30, 2003 unless otherwise exercised.

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

Restatement of Financial Statements

          As further discussed in Note 15 to the Consolidated Financial Statements, the Company has restated its financial statements for the three and six months ended June 30, 2002. Overall, the adjustments increased the Company’s net loss in the second quarter of 2002 by $622,900, or $0.03 per share. For the six months ended June 30, 2002, the adjustments increased the Company’s net loss by $1,037,200, or $0.06 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. Prior period amounts in the ensuing discussion have been adjusted for these restatements where applicable. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

Results of Operations

          The Company recorded a net loss of $2.9 million, or $0.14 per share, on revenues of $3.4 million for the second quarter of 2003. For the six months ended June 30, 2003, the Company recorded a net loss of $4.8 million, or $0.23 per share, on revenues of $7.2 million. This compares to a net loss of $1.3 million, or $0.07 per share, on revenues of $2.8 million for the second quarter of 2002 and a net loss of $4.1 million, or $0.23 per share, on revenues of $6.9 million during the first six months of 2002.

          For the three months ended June 30, 2003, the Company sold 9,681 ounces of gold and 4,043 ounces of silver at an average realized price of $350 per equivalent gold ounce. For the comparable period of 2002, the Company sold 8,900 ounces of gold and 3,500 ounces of silver at an average realized price of $319 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $347 and $313 per ounce for the three months ended June 30, 2003 and 2002, respectively.

          The following table summarizes the Company’s gold deliveries and revenues for the three months ended June 30, 2003 and the comparable period for 2002:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2002

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Deliveries
Forwards	2,750	$364	$1,001	3,900	$268	$1,045
Spot Sales	6,931	$342	2,367	5,000	$315	1,575
Cash settlement of forwards	—	—	—	—	—	(115)
Deferred income	—	—	—	—	—	316

	9,681	$348	3,368	8,900	$317	2,821
Other transactions
Silver proceeds	—	—	19	—	—	17

	9,681	$350	$3,387	8,900	$319	$2,838

          For the six months ended June 30, 2003, the Company sold 22,231 ounces of gold and 8,343 ounces of silver at an average realized price of $326 per equivalent gold ounce. For the comparable period of 2002, the Company sold 22,238 ounces of gold and 9,054 ounces of silver at an average realized price of $309 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $350 and $302 per ounce for the six months ended June 30, 2003 and 2002, respectively.

          The following table summarizes the Company’s gold deliveries and revenues for the six months ended June 30, 2003 and the comparable period for 2002:

	SIX MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2002

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Deliveries
Forwards	6,950	$307	$2,134	9,900	$268	$2,655
Spot Sales	15,281	$344	5,250	12,338	$301	3,708
Cash settlement of forwards	—	—	(173)	—	—	(157)
Deferred income	—	—	—	—	—	632

	22,231	$325	7,221	22,238	$307	6,838
Other transactions
Silver proceeds	—	—	39	—	—	42

	22,231	$326	$7,250	22,238	$309	$6,880

          Cost of sales was $4.2 million for the three months ended June 30, 2003, as compared to $3.2 million in the prior period. For the six months ended June 30, 2003, cost of sales was $7.8 million as compared to $7.2 million in the prior period. For the three and six months ended June 30, 2003, cost of sales includes write downs of inventory to net realizable value of $1.2 million and $1.7 million, respectively.

          Depreciation, depletion and amortization was higher in the current period due to a greater number of recoverable ounces mined. During the first six months of 2002, high strip ratios in the last remaining benches of the North Briggs deposit and pre-stripping requirements at the Goldtooth deposit resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

          Selling, general and administrative expense was not materially different for the second quarter and was approximately $0.1 million higher in the current year to date period due to higher legal and other professional services.

          Exploration and development costs were not materially different for the second quarter and were approximately $0.1 million higher in the current year to date period due to higher costs at the Company’s McDonald Gold Project.

          Interest income and expense were not materially different for the periods presented.

          During the second quarter of 2002, the Company recognized a gain of approximately $1.2 million in connection with the sale of its crushing equipment at the Briggs Mine. The Company also recognized gains of approximately $0.076 million and $0.229 million in connection with the sale of certain property interests during the six months ended June 30, 2003 and 2002, respectively.

          The Company recorded unrealized gains on its forward gold contracts of approximately $0.1 million and $0.6 million for the three and six months ended June 30, 2003 and unrealized losses of $0.1 million and $1.1 million for the comparable periods in 2002. These amounts are shown as a separate line item in the other income (expense) section on the Statement of Operations.

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

Liquidity & Capital Resources

          For the six months ended June 30, 2003, operating activities used $1.0 million of cash, investing activities used $0.2 million of cash and financing activities provided $2.4 million of cash resulting in a net increase in cash of $1.2 million. Cash and cash equivalents at June 30, 2003 was $1.6 million.

          During the first half of 2003, proceeds of approximately $0.2 million were realized in connection with the sale of certain property interests.

          During the first half of 2003, the Company raised approximately $3.3 million through a private placement of 6% convertible debentures, paid down debt by approximately $1.6 million, (which included the final payoff of the Briggs Mine loan facility) and made capital lease payments of approximately $0.1 million. In addition, in late June 2003, the Company received approximately $0.8 million in connection with an offer to exchange certain outstanding warrants for cash and issuance of new warrants. On August 6, 2003, the exchange offer was completed with a total of approximately $1.9 million raised. See Note 17 to the Consolidated Financial Statements for further information on this transaction.

          The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flow from operations and cash raised from the aforementioned warrant exchange. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, including the McDonald litigation, there are no assurances of success in this regard or in the Company’s ability to secure additional financing through capital markets, joint ventures, or other arrangements in the future.

Other Matters

McDonald Gold Project – Anti-Cyanide Initiative

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

McDonald Gold Project – State Leases

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

Briggs Mine – Surety Matters

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

          In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

Kendall Mine - Environmental Regulation

          The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,906,000 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

          In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2003, $247,100 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

Recently Issued Financial Accounting Standards

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial condition or results of operations.

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

          At June 30, 2003, the Company had an outstanding forward contract on 7,250 ounces of gold at an average price of approximately $364 per ounce, approximately 17% of anticipated production over the next twelve months. At current production levels, a $10 per ounce change in the price of gold will impact the Company’s annual profitability and cash flow by approximately $0.3 million.

          There are certain market risks associated with the forward contracts utilized by the Company. If the Company’s counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. In addition, the Company could be subject to cash margin calls by counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations.

          At June 30, 2003, the fair value of the Company’s forward gold contract was approximately $0.1 million higher than the contractual amount.

Interest Rates

          At June 30, 2003, the Company’s debt was approximately $4.6 million of which $3.3 million relates to its 6% convertible debentures and $1.3 million relates to a fixed rate (6.75%) financing of a lease buy-out of the mining fleet at the Briggs Mine. Thus, the Company is not presently subject to interest rate risk.

Foreign Currency

          The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covering by this Quarterly Report on Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings	No reportable event

Item 2. Changes in Securities

In June 2003, the Company issued 27,900 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

On August 6, 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,860 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expires on September 30, 2004. Warrants tendered to the Company in the Offer resulted in proceeds of $1,916,900 and the Company issuing 1,419,932 shares of its common stock and new warrants to purchase 1,419,932 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,928 shares are exercisable at $1.67 per share and will expire on September 30, 2003 unless otherwise exercised. Common shares issued in connection with the Offer were covered by the Company’s registration statement on Form S-3 (Registration No. 333-89412). The new warrants issued in connection with the Offer were issued to twenty-four accredited investors under the exemption provided under Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to Vote of Security Holders

On June 12, 2003, the Company held its Annual Meeting of Shareholders. The following item of business was voted upon by shareholders at the meeting.

Proposal I was the election of two Directors of the Company, Leland O. Erdahl and Gary C. Huber. The proposal electing Mr. Erdahl passed with votes of 15,103,325 shares “For” and 358,141 “Withheld”. The proposal electing Mr. Huber passed with votes of 15,103,386 “For” and 358,080 “Withheld”.

The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Richard H. De Voto, David K. Fagin, Richard F. Mauro, and Ronald D. Parker.

Item 5. Other Information	None

Item 6(a) Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 27 — 28. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b) Reports on Form 8-K	None

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: August 14, 2003	/s/ Richard H. De Voto
Richard H. De Voto
Chief Executive Officer

Date: August 14, 2003	/s/ Gary C. Huber
Gary C. Huber
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.