Form 10-Q
period 2003-09-30
CANYON RESOURCES CORP
filed 2003-11-14
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended September 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from            to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,413,489 shares of the Company’s Common Stock were outstanding as of November 1, 2003.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended September 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	Page 1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23
Item 4. Controls and Procedures	Page 24
PART II OTHER INFORMATION
Item 1. Legal Proceedings	Page 25
Item 2. Changes in Securities	Page 25
Item 3. Defaults Upon Senior Securities	Page 25
Item 4. Submission of Matters to a Vote of Security Holders	Page 25
Item 5. Other Information	Page 25
Item 6. Exhibits and Reports on Form 8-K	Page 25

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

Consolidated Balance Sheets	Page 2

Consolidated Statements of Operations	Page 3

Consolidated Statements of Cash Flows	Page 4-5

Consolidated Statement of Changes in Stockholders’ Equity	Page 6

Notes to Interim Consolidated Financial Statements	Page 7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4. Controls and Procedures	Page 24

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$5,821,300	$430,800
Restricted cash	302,800	375,100
Accounts receivable	34,100	6,800
Metal inventories	6,407,600	8,787,700
Materials and supplies	135,000	187,900
Prepaid and other assets	572,900	802,400

Total current assets	13,273,700	10,590,700

Property and equipment, at cost
Producing properties	48,576,400	43,347,000
Other	932,300	916,300

	49,508,700	44,263,300
Accumulated depreciation and depletion	(43,398,600)	(38,905,400)

Net property and equipment	6,110,100	5,357,900

Undeveloped mineral claims and leases, net	16,699,400	18,703,300
Restricted cash	2,812,800	2,294,700
Other assets	257,100	79,300

Total Assets	$39,153,100	$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,592,100	$3,908,700
Notes payable – current	891,700	1,355,600
Capital leases – current	15,900	167,400
Stock issuance obligation	245,000	–
Unrealized loss on derivative instruments	53,900	487,600
Other current liabilities	500,900	688,600

Total current liabilities	4,299,500	6,607,900
Notes payable – long term	2,699,000	–
Capital leases – long term	18,800	28,400
Asset retirement obligations	4,113,700	3,894,200

Total Liabilities	11,131,000	10,530,500

Commitments and contingencies (Note 10)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 25,277,400 at September 30, 2003, and 18,853,400 at December 31, 2002	252,800	188,500
Capital in excess of par value	111,680,400	102,957,500
Deficit	(83,911,100)	(76,650,600)

Total Stockholders’ Equity	28,022,100	26,495,400

Total Liabilities and Stockholders’ Equity	$39,153,100	$37,025,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

REVENUE		(Restated)		(Restated)
Sales	$3,208,700	$4,903,600	$10,458,400	$11,783,900

EXPENSES
Cost of sales	3,449,400	4,459,100	11,251,100	11,651,700
Depreciation, depletion, & amortization	1,345,500	1,860,800	4,975,800	4,850,500
Selling, general & administrative	334,100	277,100	1,179,300	1,017,100
Exploration and development costs	252,500	188,600	642,700	480,300
Accretion expense	46,500	–	139,600	–
(Gain) loss on asset disposals	(9,500)	(1,328,300)	(85,200)	(2,729,800)

	5,418,500	5,457,300	18,103,300	15,269,800

OTHER INCOME (EXPENSE)
Interest income	11,600	11,300	27,300	41,100
Interest expense	(66,500)	(52,900)	(214,900)	(231,300)
Unrealized gain (loss) on derivative instruments	(185,400)	452,500	433,700	(599,700)
Other	–	500	150,000	19,600

	(240,300)	411,400	396,100	(770,300)

Loss before cumulative effect of change in accounting principle	(2,450,100)	(142,300)	(7,248,800)	(4,256,200)
Cumulative effect of change in accounting principle	–	–	(11,700)	–

Net loss	($2,450,100)	($142,300)	($7,260,500)	($4,256,200)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	($0.11)	($0.01)	($0.34)	($0.23)
Cumulative effect of change in accounting principle	–	–	–	–

Basic and diluted net loss per share	($0.11)	($0.01)	($0.34)	($0.23)

Weighted average shares outstanding	23,107,200	19,766,100	21,480,400	18,420,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2003	2002

		(Restated)
Cash flows from operating activities:
Net loss	($7,260,500)	($4,256,200)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,975,800	4,850,500
Amortization of financing costs	12,200	44,200
Cumulative effect of change in accounting principle	11,700	–
Gain on asset dispositions	(85,200)	(2,729,800)
Unrealized (gain) loss on derivative instruments	(433,700)	599,700
Reclassification adjustment of other comprehensive income	–	(963,800)
Other	77,900	66,200
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,300)	(1,300)
(Increase) decrease in inventories	2,179,300	(557,100)
Increase in prepaid and other assets	(104,600)	(365,900)
Increase in accounts payable and accrued liabilities	475,900	95,100
Increase (decrease) in other liabilities	(112,600)	8,400
(Increase) decrease in restricted cash	(386,200)	98,100

Total adjustments	6,583,200	1,144,300

Net cash used in operating activities	(677,300)	(3,111,900)

Cash flows from investing activities:
Purchases and development of property and equipment	(1,567,200)	(1,032,000)
Proceeds from asset sales	229,300	4,261,900
Earnest money applied	(27,600)	–
Increase in restricted cash	(59,600)	(31,800)

Net cash provided by (used in) investing activities	(1,425,100)	3,198,100

Cash flows from financing activities:
Issuance of stock	6,156,700	2,171,500
Proceeds from stock to be issued	245,000	–
Proceeds from sale of debentures	3,299,000	–
Payments on debt	(2,046,700)	(2,061,700)
Payments on capital lease obligations	(161,100)	(819,600)

Net cash provided by (used in) financing activities	7,492,900	(709,800)

Net increase (decrease) in cash and cash equivalents	5,390,500	(623,600)
Cash and cash equivalents, beginning of year	430,800	1,618,100

Cash and cash equivalents, end of period	$5,821,300	$994,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $202,700 of interest during the first nine months of 2003, and $154,100 during the corresponding period of 2002.

2.	The Company paid no income taxes during the first nine months of 2003 nor the corresponding period of 2002.

3.	In connection with proceeds of $245,000 received from a September 2003 private placement, the Company, subsequent to September 30, 2003, issued 136,100 shares of common stock.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first nine months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first nine months of 2003. During the first nine months of 2002, the Company issued 1,881,000 shares of common stock with a fair market value of $2,679,200 to certain creditors as payment for goods and services.

3.	The Company issued 83,700 shares of common stock with a fair market value of $77,900 to an employee as compensation for services during the first nine months of 2003. During the first nine months of 2002, the Company issued 66,600 shares of common stock with a fair market value of $61,200 to an employee as compensation for services.

4.	The Company issued 434,800 shares of common stock in connection with the conversion of $600,000 debenture principal during the first nine months of 2003.

5.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease during the first nine months of 2002.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Common
	Number of	At Par	Excess of Par	Retained	Shareholders'
	Shares	Value	Value	Deficit	Equity

Balances, December 31, 2002	18,853,400	$188,500	$102,957,500	($76,650,600)	$26,495,400
Stock issued for cash	2,171,300	21,700	3,886,600	–	3,908,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	–	1,952,600
Other stock issued	83,700	900	77,000	–	77,900
Exercise of stock options	31,800	300	25,700	–	26,000
Exercise of warrants	1,602,800	16,000	2,206,400		2,222,400
Conversion of debentures	434,800	4,400	595,600	–	600,000
Comprehensive loss
Net loss				(7,260,500)	(7,260,500)
Other comprehensive loss				–	–

Comprehensive loss				(7,260,500)	(7,260,500)

Balances, September 30, 2003	25,277,400	$252,800	$111,680,400	($83,911,100)	$28,022,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement of Prior Financial Information:

     As further discussed in Note 15, the Company has restated its financial statements for the three and nine months ended September 30, 2002. Overall, the adjustments decreased the Company’s net income in the third quarter of 2002 by $358,500, or $0.02 per share. For the nine months ended September 30, 2002, the adjustments increased the Company’s net loss by $1,395,700, or $0.07 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

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

     See Note 13 for pro forma disclosures in accordance with the provisions of SFAS No. 123, Accounting for Stock Based Compensation.

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

     The pro forma effects on net income and per share amounts before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002 are presented below.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Loss before cumulative effect of change in accounting principle as reported	($142,300)	($4,256,200)
Accretion expense	(45,800)	(137,400)
Additional depreciation expense	(56,200)	(131,100)
Reduction for reclamation accrual in cost of sales	61,800	144,100

Pro forma loss before cumulative effect of change in accounting principle	($182,500)	($4,380,600)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.01)	($0.23)
Pro forma	($0.01)	($0.24)

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2002	$4,122,200
Impact of adopting SFAS No. 143	332,000
Settlement of liabilities	(252,100)
Accretion expense	139,600

Balance, September 30, 2003	4,341,700
Current portion*	228,000

Non current portion	$4,113,700

*Included in other current liabilities

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restricted Cash:

     Restricted cash consisted of the following at:

	September 30,	December 31,
	2003	2002

Collateral for Letter of Credit (a)	$250,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	150,600	149,400
Kendall Mine reclamation (c)	1,912,200	1,896,300
McDonald Gold Project cash reclamation bond (d)	500,000	–
Unexpended proceeds from gold sales (e)	–	131,900
Net proceeds from property sales (f)	267,800	182,000
Escrow deposits (g)	35,000	61,200

	3,115,600	2,669,800
Current portion	302,800	375,100

Noncurrent portion	$2,812,800	$2,294,700

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2003, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	The Briggs Mine loan facility required all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority. The outstanding balance on the loan facility was paid off on February 28, 2003.

(f)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 10(e)).

(g)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories:

     Metal inventories consisted of the following at:

	September 30, 2003	December 31, 2002

Broken ore under leach	$6,104,600	$8,428,200
Doré	303,000	359,500

	$6,407,600	$8,787,700

7. Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	September 30, 2003			December 31, 2002

	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Net Book Value	Carrying Value	Amortization	Net Book Value

Property:
McDonald	$16,200,200	($3,543,700)	$12,656,500	$16,200,200	($2,025,000)	$14,175,200
Seven-Up Pete	5,175,000	(1,132,100)	4,042,900	5,175,000	(646,900)	4,528,100

	$21,375,200	($4,675,800)	$16,699,400	$21,375,200	($2,671,900)	$18,703,300

     These properties are being amortized over eight years with no residual value. See Note 10(d) for a discussion of the legal status of the properties.

8. Notes Payable:

     Notes payable consisted of the following at:

	September 30, 2003	December 31, 2002

Briggs Facility (a)	$–	$1,355,600
Caterpillar Finance (b)	891,700	–
Debentures (c)	2,699,000	–

	3,590,700	1,355,600
Current portion	891,700	1,355,600

Notes payable – Noncurrent	$2,699,000	$–

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%.

(b)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Notes Payable, continued:

(c)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. In August 2003, $600,000 was converted to 434,800 shares of common stock.

9. Stock Issuance Obligation:

In connection with proceeds of $245,000 received from a September 2003 private placement, the Company, subsequent to September 30, 2003, issued 136,100 shares of common stock.

10. Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,912,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during the first half of 2004.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2003, $267,800 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

(f)	Threatened Litigation

In September 2003, the Company received a Sixty Day Notice of Intent to Sue pursuant to the Federal Clean Water Act from two environmental groups. In addition to naming the Company, the notice also named the State of Montana Department of Environmental Quality and the U. S. Environmental Protection Agency. The notice claims there have been unaddressed violations under the Clean Water Act at the Kendall Mine site. The Company believes these contentions to be without merit.

11. Derivative Instruments and Price Protection Arrangements:

     At September 30, 2003, the Company had 6,205 ounces outstanding on a gold forward sales contract at a price of approximately $377 per ounce. The fair market value of the contract at September 30, 2003, was $53,900 less than the contractual amount. Unrealized gains and losses on the Company’s forward contracts resulting from period to period changes in the mark-to-market calculations are as follows:

	Three Monhts Ended		Nine Months Ended
	September 30,		September 30

	2003	2002	2003	2002

Unrealized gain (loss)	($185,400)	$452,500	$433,700	($599,700)

     These unrealized gains and losses are shown as a separate line item in the other income (expense) section in the Statement of Operations.

     On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. For the nine months ended September 30, 2002, $0.3 million of the gain was recognized and is included in revenues in the Statement of Operations. There was no comparable activity in the current year.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Earnings per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three and nine months ended September 30, 2003 that were not included in the computation of diluted EPS because the effect would be antidilutive were 4,337,700 and 4,159,500, respectively. For the three and nine months ended September 30, 2002, common stock equivalents that were not included in the computation of diluted EPS were 2,371,600 and 1,816,200, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net loss, as reported	($2,450,100)	($142,300)	($7,260,500)	($4,256,200)
Add: compensation expense determined under fair value based method	(38,000)	(39,200)	(88,700)	(144,700)

Pro forma net loss	($2,488,100)	($181,500)	($7,349,200)	($4,400,900)

Basic and diluted loss per share
o As reported	($0.11)	($0.01)	($0.34)	($0.23)
o Pro Forma	($0.11)	($0.01)	($0.34)	($0.24)

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Restatement of Prior Financial Information:

     The Company has determined that certain previously capitalized costs for the McDonald Gold Project should be expensed. In November 1998, the Montana electorate passed an anti-mining initiative, I-137, which prohibits development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. As a result of the legal impediment, the Company cannot presently proceed with the development of the McDonald Gold Project. Accordingly, the Company has restated its prior financial information to remove all costs capitalized since I-137 took effect. This adjustment decreased the Company’s net income by $129,800, or $0.01 per share for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the adjustment increased the Company’s net loss by $415,900 or $0.02 per share.

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. This adjustment decreased the Company’s net income by $668,000, or $0.03 per share for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the adjustment increased the Company’s net loss by $2,004,000, or $0.11 per share.

     The Company has restated its prior financial information to include depreciation, depletion and amortization (DD&A) as a cost in inventories at the Briggs Mine. Previously, the Company recorded DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (UOP) DD&A based on the volume of gold sold to recognizing UOP DD&A based on estimated recoverable ounces mined or produced from proven and provable reserves to accommodate the capitalization of DD&A in inventory. This adjustment increased the Company’s net income by $439,300, or $0.02 per share, for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the adjustment decreased the Company’s net loss by $1,024,200, or $0.06 per share.

     The following sets forth the effects of the aforementioned adjustments to the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2002, and Consolidated Statement of Cash Flows for the nine months ended September 30, 2002.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

REVENUE
Sales	$4,903,600	$–	$–	$4,903,600

EXPENSES
Cost of sales	4,579,900	–	(120,800)	4,459,100
Depreciation, depletion and amortization	1,503,700	675,600	(318,500)	1,860,800
Selling, general and administrative	277,100	–	–	277,100
Exploration and development costs	66,400	122,200	–	188,600
Gain on asset disposals	(1,328,300)	–	–	(1,328,300)

	5,098,800	797,800	(439,300)	5,457,300

OTHER INCOME (EXPENSE)	411,400	–	–	411,400

Net income (loss)	$216,200	($797,800)	$439,300	($142,300)

Basic and diluted net income (loss) per share	$0.01	($0.04)	$0.02	($0.01)

Weighted average shares outstanding	19,766,100	19,766,100	19,766,100	19,766,100

	Nine Months Ended September 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

REVENUE
Sales	$11,783,900	$–	$–	$11,783,900

EXPENSES
Cost of sales	11,933,200	–	(281,500)	11,651,700
Depreciation, depletion and amortization	3,566,400	2,026,800	(742,700)	4,850,500
Selling, general and administrative	1,017,100	–	–	1,017,100
Exploration and development costs	87,200	393,100	–	480,300
Gain on asset disposals	(2,729,800)	–	–	(2,729,800)

	13,874,100	2,419,900	(1,024,200)	15,269,800

OTHER INCOME (EXPENSE)	(770,300)	–	–	(770,300)

Net income (loss)	($2,860,500)	($2,419,900)	$1,024,200	($4,256,200)

Basic and diluted net income (loss) per share	($0.16)	($0.13)	$0.06	($0.23)

Weighted average shares outstanding	18,420,200	18,420,200	18,420,200	18,420,200

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002

	As Previously	McDonald	Briggs	As
	Reported	Property	Inventory	Restated

Cash flows from operating activities:
Net income (loss)	($2,860,500)	($2,419,900)	$1,024,200	($4,256,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities	141,700	2,026,800	(1,024,200)	1,144,300

Net cash used in operating activities	(2,718,800)	(393,100)	–	(3,111,900)
Cash flows from investing activities:
Net cash provided by investing activities	2,805,000	393,100	–	3,198,100
Cash flows from financing activities:
Net cash used in financing activities	(709,800)			(709,800)

Net decrease in cash and cash equivalents	(623,600)			(623,600)
Cash and cash equivalents, beginning of year	1,618,100			1,618,100

Cash and cash equivalents, end of period	$994,500			$994,500

16. Recently Issued Financial Accounting Standards:

     Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and as a result of a FASB position issued in October 2003, the effective date of FIN No. 46 for entities created before February 1, 2003 has been deferred if certain criteria are met. While this deferral is in place disclosures are required currently if a company expects to consolidate any variable interest entities. The Company believes it has no such variable interest entities and as a result FIN No. 46 will have no impact on its results of operations, financial position or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some

16. Recently Issued Financial Accounting Standards, continued:

circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. A FASB position issued in October 2003 deferred the provision of paragraph 9 and 10 of SFAS No. 150 as they apply to certain mandatory redeemable financial instruments for an indefinite period. The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

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

Restatement of Financial Statements

     As further discussed in Note 15 to the Consolidated Financial Statements, the Company has restated its financial statements for the three and nine months ended September 30, 2002. Overall, the adjustments decreased the Company’s net income in the third quarter of 2002 by $358,500, or $0.02 per share. For the nine months ended September 30, 2002, the adjustments increased the Company’s net loss by $1,395,700, or $0.07 per share. The adjustments were i) to expense previously capitalized costs for the McDonald Gold Project; ii) to commence amortizing the carrying values of the McDonald and Seven-Up Pete mineral property interests upon adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and iii) to include depreciation, depletion and amortization as a cost in inventories at the Company’s Briggs Mine. Prior period amounts in the ensuing discussion have been adjusted for these restatements where applicable. See also Note 19 to the Company’s Consolidated Financial Statements included in its 2002 Form 10-K filing for further discussion of the restatements.

Results of Operations

     The Company recorded a net loss of $2.5 million, or $0.11 per share, on revenues of $3.2 million for the third quarter of 2003. For the nine months ended September 30, 2003, the Company recorded a net loss of $7.3 million, or $0.34 per share, on revenues of $10.5 million. This compares to a net loss of $0.1 million, or $0.01 per share, on revenues of $4.9 million for the third quarter of 2002 and a net loss of $4.3 million, or $0.23 per share, on revenues of $11.8 million during the first nine months of 2002.

     For the three months ended September 30, 2003, the Company sold 8,705 ounces of gold and 1,500 ounces of silver at an average realized price of $369 per equivalent gold ounce. For the comparable period of 2002, the Company sold 16,700 ounces of gold and 2,500 ounces of silver at an average realized price of $294 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $363 and $314 per ounce for the three months ended September 30, 2003 and 2002, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the three months ended September 30, 2003 and the comparable period for 2002:

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Deliveries
Forwards	6,045	$366	$2,210	9,900	$269	$2,661
Spot Sales	2,660	$373	992	6,800	$315	2,140
Cash settlement of forwards	–	–	–	–	–	(224)
Deferred income	–	–	–	–	–	316

	8,705	$368	3,202	16,700	$293	4,893
Other transactions
Silver proceeds	–	–	7	–	–	11

	8,705	$369	$3,209	16,700	$294	$4,904

     For the nine months ended September 30, 2003, the Company sold 30,936 ounces of gold and 9,843 ounces of silver at an average realized price of $338 per equivalent gold ounce. For the comparable period of 2002, the Company sold 38,938 ounces of gold and 11,554 ounces of silver at an average realized price of $303 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $354 and $306 per ounce for the nine months ended September 30, 2003 and 2002, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the nine months ended September 30, 2003 and the comparable period for 2002:

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Deliveries
Forwards	12,995	$334	$4,344	19,800	$269	$5,316
Spot Sales	17,941	$342	6,242	19,138	$306	5,848
Cash settlement of forwards	–	–	(173)	–	–	(381)
Deferred income	–	–	–	–	–	948

	30,936	$337	10,413	38,938	$301	11,731
Other transactions
Silver proceeds	–	–	46	–	–	53

	30,936	$338	$10,459	38,938	$303	$11,784

     Cost of sales was $3.4 million for the three months ended September 30, 2003, as compared to $4.5 million in the prior period. For the nine months ended September 30, 2003, cost of sales was $11.3 million as compared to $11.7 million in the prior period. For the three and nine months ended September 30, 2003, cost of sales includes write downs of inventory to net realizable value of $0.4 million and $2.2 million, respectively.

     Depreciation, depletion and amortization was lower in the current period due to a lower number of recoverable ounces mined and was not materially different for the nine months ended September 30, 2003.

     Selling, general and administrative expense was not materially different for the third quarter and was approximately $0.2 million higher in the current year to date period due to higher legal and other professional services.

     Exploration and development costs were not materially different for the third quarter and were approximately $0.2 million higher in the current year to date period due to higher costs at the Company’s McDonald Gold Project.

     Interest income and expense were not materially different for the periods presented.

     The following table summarizes certain gains on asset dispositions the Company recognized for the three and nine months ended September 30, 2003 and the comparable periods for 2002.

	$000s		$000s
	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Sale of foreign exploration property	–	$1,328	–	$1,557
Sale of Briggs crusher	–	–	–	1,173
Sale of mineral property interests	$10	–	$85	–

	$10	$1,328	$85	$2,730

     The Company recorded an unrealized loss on its forward gold contracts of approximately $0.2 million for the three months ended September 30, 2003. For the comparable period in 2002, the Company recorded an unrealized gain of approximately $0.5 million. For the nine months ended September 30, 2003, the Company recorded an unrealized gain of approximately $0.4 million. For the comparable period in 2002, the Company recorded an unrealized loss of approximately $0.6 million. These amounts are shown as a separate line item in the other income (expense) section on the Statement of Operations.

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

Liquidity & Capital Resources

     For the nine months ended September 30, 2003, operating activities used $0.7 million of cash, investing activities used $1.4 million of cash and financing activities provided $7.5 million of cash resulting in a net increase in cash of $5.4 million. Cash and cash equivalents at September 30, 2003 was $5.8 million.

     During the first nine months of 2003, the Company spent approximately $1.6 million on mine development and realized proceeds of approximately $0.2 million in connection with the sale of certain property interests.

     During the first nine months of 2003, the Company raised approximately $3.3 million through a private placement of 6% convertible debentures, received approximately $1.9 million in connection with an offer to exchange certain outstanding warrants for cash and issuance of new warrants, received approximately $0.3 million in connection with the exercise of warrants not tendered in the aforementioned tender offer, and raised approximately $4.2 million in connection with a private placement transaction. In addition, the Company paid down debt by approximately $2.0 million, (which included the final payoff of the Briggs Mine loan facility) and made capital lease payments of approximately $0.2 million.

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

Other Matters

McDonald Gold Project – Anti-Cyanide Initiative

     In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during the first half of 2004.

McDonald Gold Project – State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the

Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during the first half of 2004.

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

Kendall Mine – Environmental Regulation

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,912,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2003, $267,800 had been remitted to the Court as required by the Order. The Company has filed an appeal to this Order with the Montana State Supreme Court.

Kendall Mine – Threatened Litigation

     In September 2003, the Company received a Sixty Day Notice of Intent to Sue pursuant to the Federal Clean Water Act from two environmental groups. In addition to naming the Company, the notice also named the State of Montana Department of Environmental Quality and the U. S. Environmental Protection Agency. The notice claims there have been unaddressed violations under the Clean Water Act at the Kendall Mine site. The Company believes these contentions to be without merit.

Recently Issued Financial Accounting Standards

     Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and as a result of a FASB position issued in October 2003, the effective date of FIN No. 46 for entities created before February 1, 2003 has been deferred if certain criteria are met. While this deferral is in place disclosures are required currently if a company expects to consolidate any variable interest entities. The Company believes it has no such variable interest entities and as a result FIN No. 46 will have no impact on its results of operations, financial position or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. A FASB position issued in October 2003 deferred the provision of paragraph 9 and 10 of SFAS No. 150 as they apply to certain mandatory redeemable financial instruments for an indefinite period. The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at September 30, 2003.

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

     At September 30, 2003, the Company had an outstanding forward contract on 6,205 ounces of gold at an average price of approximately $377 per ounce, approximately 16% of anticipated production over the next twelve months. At current production levels, a $10 per ounce change in the price of gold will impact the Company’s annual profitability and cash flow by approximately $0.3 million.

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

     At September 30, 2003, the fair value of the Company’s forward gold contract was approximately $0.06 million lower than the contractual amount.

Interest Rates

     At September 30, 2003, the Company’s debt was approximately $3.6 million of which $2.7 million relates to its 6% convertible debentures and $0.9 million relates to a fixed rate (6.75%) financing of a lease buy-out of the mining fleet at the Briggs Mine. Thus, the Company is not presently subject to interest rate risk.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, the Company received a Sixty Day Notice of Intent to Sue pursuant to the Federal Clean Water Act from two environmental groups. In addition to naming the Company, the notice also named the State of Montana Department of Environmental Quality and the U. S. Environmental Protection Agency. The notice claims there have been unaddressed violations under the Clean Water Act at the Kendall Mine site. The Company believes these contentions to be without merit.

Item 2. Changes in Securities

During the three months ended September 30, 2003, the Company issued 27,900 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

During the period September – October 2003, the Company issued 2,307,392 unregistered shares of its $0.01 par value common stock and warrants to purchase 2,307,392 shares of common stock in connection with a private placement. The private placement consisted of the sale of 2,307,392 units, at $1.80 per unit, with each unit comprised of one share of common stock plus a warrant to purchase an additional share of common stock. The warrants have an expiration date of December 1, 2005, and may be exercised at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. The shares and warrants were issued to 31 accredited investors pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None

Item 6(a) Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 26 – 27. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company: i) under date of August 14, 2003, the Company’s press release concerning financial results for three and six months ended June 30, 2003, and ii) under date of October 7, 2003, the Company’s press release announcing the completion of a Pre-Feasibility Study and redesign of the McDonald Gold Project.

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

     • Filed herewith

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

CANYON RESOURCES CORPORATION

Date: November 14, 2003	/s/ Richard H. De Voto

Richard H. De Voto Chief Executive Officer

Date: November 14, 2003	/s/ Gary C. Huber

Gary C. Huber Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)
10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.