Form 10-K
period 2003-12-31
CANYON RESOURCES CORP
filed 2004-03-19
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the 19,266,896 shares of the registrant’s voting stock held by non-affiliates on June 30, 2003 was approximately $41,423,826.

At February 20, 2004, there were 25,661,765 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

Total Number of Pages: 72
Exhibit Index: Page 69

CANYON RESOURCES CORPORATION
FORM 10-K
Year ended December 31, 2003

PART I

ITEM 1. BUSINESS

GLOSSARY OF SELECTED MINING TERMS

Cut-off Grade: The minimum grade of ore used to establish reserves.

Doré: Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Most of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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

     Canyon has gold production operations in the western United States, and has conducted exploration activities in the search for additional valuable mineral properties in the western United States and in a number of areas in Latin America and Africa. The Company’s exploration and development efforts emphasize precious metals (gold and silver).

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

     The organizational chart on the following page reflects the Company’s legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/03.

     The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies. The Company has also independently financed the acquisition of mineral properties and conducted exploration and drilling programs and implemented mine development and production from mineral properties in the western United States and exploration programs in Latin America and Africa. (See “Item 2 – Properties.”)

     The Company is continually evaluating its properties and other properties, which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

     During 2003, the Briggs Mine, located in southeastern California, produced 36,645 ounces of gold and 11,519 ounces of silver. (See “Item 2 – Properties – Production Properties – Briggs Mine.”)

     During 2003, the Kendall Mine, located near Lewistown, Montana, continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area. (See “Item 2 – Properties – Production Properties – Kendall Mine.”)

     During 2003, all of the Company’s revenues (gold and silver) were generated by its Briggs Mine in California. In addition, proceeds were realized on the sales of certain property interests in 2003. In 2003 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals.

FINANCING

     Equity Transactions

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

     In August 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,800 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expires on September 30, 2004. Warrants tendered to the Company in the Offer resulted in proceeds of approximately $1.9 million and the Company issuing 1,419,900 shares of its common stock and new warrants to purchase 1,419,900 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,900 shares were subsequently exercised at $1.67 per share resulting in proceeds of approximately $0.3 million and the Company issuing 182,900 shares of its common stock.

     During the period September through October 2003, the Company issued 2,307,400 shares of common stock and warrants to purchase 2,307,400 shares of common stock in a private placement, raising approximately $4.1 million. The warrants have an expiration date of December 1, 2005, and are exerciseable at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. As of December 31, 2003, warrants to purchase 27,800 shares of common stock had been exercised, resulting in proceeds of approximately $0.1 million.

     During 2003, exercise of employee stock options resulted in proceeds of approximately $0.1 million and the Company issuing 109,200 shares of its common stock.

     During 2003, the Company issued 140,700 shares to an employee as compensation for services.

     During 2003, the Company issued 2,099,600 shares of common stock with a fair market value of $2.0 million to a creditor of the Briggs Mine as payment for services.

     Sale of Debentures

     In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. Approximately $1.2 million of the proceeds were used to pay off the existing Briggs Mine debt, with the remaining amount retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company at any time at a conversion rate, subject to certain adjustments, of $1.38 per share of common stock. During 2003, approximately $0.6 million of principal was converted to 452,900 shares of common stock.

     Asset Sales

     During 2003, the Company received proceeds of approximately $0.2 million in connection with the sales of certain mineral property interests in western Montana.

     Briggs Mine Loan Facility

     On December 6, 1995, the Company’s wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The outstanding balance on this facility ($1.2 million) was paid off on February 28, 2003 with proceeds from the aforementioned sale of debentures.

     Leasing Arrangements and Equipment Lease Buyouts

     In addition to the loan facility described above, the Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services (Caterpillar). The majority of the equipment leased initially had a 5-year term. The Company has arranged from time-to-time to finance the lease buy-outs with Caterpillar. In January 2003, the Company exercised a lease purchase option to buy the mining fleet for approximately $1.6 million at an interest rate of 6.75%. During 2003, principal payments of approximately $0.6 million were made in connection with the financing.

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

     In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also, deposits that can be mined by open pit methods usually can be exploited more economically than those which must be mined by underground methods. The Company believes that the McDonald gold deposit would have production costs close to or below the world-wide average for gold mines, if cyanide treatment is allowed in the state of Montana (See “Development Properties – Seven-Up Pete Venture – Legal Status”.) There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than the Company. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers. Therefore, the principal competitive factor for the Company is acquiring suitable mining prospects rather than marketing gold.

     The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company’s results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company’s properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $271 and $364 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company’s practice has generally been to sell its minerals at spot prices, unless price hedging is required in connection with its loan facilities.

CUSTOMERS

     In 2003, the Company sold its gold production primarily to Standard Bank London Limited and its silver production to Metalor USA Refining Corporation. From 2000 through 2002, the Company sold its gold and silver production primarily to NM Rothschild & Sons Limited, Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG), and Metalor USA Refining Corporation. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.

ENVIRONMENTAL MATTERS

     The exploration, development, and production programs conducted by the Company in the United States are subject to local, state, and federal regulations regarding environmental protection. Many of the Company’s mining and exploration activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

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

     Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in “Item 2 – Properties.”

     Although some of the countries in which the Company works have not as yet developed environmental laws and regulations, it is the Company’s policy to adhere to North American standards in its foreign operations. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on its operations.

     The Company believes that it is currently in compliance with all applicable environmental regulations.

EMPLOYEES

     As of February 20, 2004, the Company and its wholly-owned subsidiaries employed 65 persons, which number may adjust seasonally. None of the Company’s employees are covered by collective bargaining agreements.

SEASONALITY

     Seasonality does not currently have a material impact on the Company’s operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT CONTRACTS

     Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2. PROPERTIES

     The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 2003. More detailed information regarding each of these properties is provided in the text that follows.

CANYON RESOURCES CORPORATION
PROPERTIES AS OF 12/31/03

					Development
					Capital to	Anticipated
			Date	Acquisition	Make	Time of
			Interest	Cost of	Property	Commencement
Property	Interest	Nature of Interest	Acquired	Interest[1]	Operational	of Operations
Production Properties
Briggs Mine	100%	Unpatented mining claims	1990	$7.7 million	$42.2 million	In production
Kendall Mine	100%	Fee land	1987, 1990, 2001	$15.4 million	$1.6 million	In reclamation
Development Properties
Seven-Up Pete Venture	100%	Mineral leases	1990, 1997	$10.2 million[2]	$272 million (estimated)	Unknown[3]
Exploration Properties
Panamint Range	100%	Unpatented mining claims	1990	$0.3 million	Unknown	Unknown
Montana 900,000 acres	100%	Mainly fee mineral rights	1990	$2.1 million	Unknown	Unknown
Mina Cancha (Argentina)	0%[4]	Mineral claims	1994	Nil	Unknown	Unknown

1.	Net to Canyon’s interest in the property.

2.	To date – an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.

3.	See discussion at “Development Properties – Seven-Up Pete Venture – Legal Status.”

4.	Property has been sold with a retained 2.5% net smelter return royalty.

PRODUCTION PROPERTIES

BRIGGS MINE

     General

     The Briggs Mine, located on the west side of the Panamint Range near Death Valley, California, was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns or controls, through leasehold interests, 100% of the Briggs Mine, subject to a 3% net smelter returns royalty on gold produced from April 1, 2001 onward in excess of 175,000 ounces. From April 1, 2001 through December 31, 2003, the Briggs Mine had produced 167,316 ounces of gold.

     Briggs’ holdings include 165 unpatented mining claims and 2 patented mining claims that comprise an area of approximately 3,340 acres. The passage of the California Desert Protection Act in 1994 removed all of the Company’s holdings from Wilderness Study Areas. The Company’s mining claims are now located on land prescribed for multiple use management by the U.S. Bureau of Land Management. Patent applications were filed for certain claims on the Briggs deposit during 1993; however, no assurances can be made that these patent applications will be issued.

     Operations

     The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. From 1997 into 2002, the ore was crushed in three stages to a minus -1/4 inch size and conveyor stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into doré bars on site. The Company increased the initial design production rate to approximately 85,000 ounces per year in 1999.

     The Briggs Mine was constructed in 1996 and, through December 31, 2003, has produced 513,636 ounces of gold and 143,891 ounces of silver. Since 1996, a total of 73.8 million tons of rock have been mined by open-pit methods, including 50.8 million tons of waste. Of the 22.9 million tons of ore mined, 18.6 million tons have been crushed and, along with 4.2 million tons of run-of-mine ore and 0.1 million tons of underground ore, have been placed on the leach pad. A total of 701,810 ounces of gold has been placed on the leach pad during this period. Recoverable ounces in leach-pad inventory at December 31, 2003, were 15,484 ounces of gold.

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

     During the first three quarters of 2003, 0.8 million tons of ore, with an average grade of 0.040 oz/ton, were mined primarily from the Goldtooth deposit and a residual zone within the main Briggs pit. Ore mining stopped in mid-August, as the Goldtooth deposit had been fully mined out by then. Lay-back of waste rock at the North Briggs pit commenced in the second quarter, continued throughout the balance of 2003, and continued into the first quarter of 2004 when the last ores to be mined at Briggs were encountered in early February and will be mined out by the end of April 2004.

     A total of 6.9 million tons of rock were mined during 2003, which included 3.9 million tons of pre-stripping layback at North Briggs and 2.1 million tons of waste internal to the Goldtooth pit. To enhance gold recovery, contract crushing was conducted on the higher grade ores from the Goldtooth pit from April through August 2003. The Briggs Mine produced 36,645 ounces of gold and 11,519 ounces of silver in 2003.

     Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

BRIGGS MINE OPERATIONS

	2003	2002	2001	2000	1999
PRODUCTION
Open-Pit Mining
Tons mined (waste and ore)	6,858,500	8,909,500	11,512,450	11,380,100	9,786,652
Tons ore mined (crusher ore)	332,900	46,500	3,383,700	3,586,200	4,280,000
Gold grade of crusher ore (oz/ton)	0.051	0.043	0.036	0.025	0.028
Tons run-of-mine ore (ROM)	504,400	1,791,400	302,100	532,700	903,100
Gold grade of ROM (oz/ton)	0.033	0.036	0.023	0.014	0.012
Strip ratio (tons waste/tons ore)	7.2:1	3.7:1	2.1:1	1.8:1	0.9:1
Underground Mining
Tons mined	—	89,700	21,700	—	—
Gold grade (oz/ton)	—	0.187	0.193	—	—
Gold production (oz)	36,645	57,058	96,141	86,621	86,669
Silver production (oz)	11,519	14,914	28,177	23,220	24,054
Recoverable gold inventory (oz)	15,484	33,360	34,854	28,401	38,164
FINANCIAL
Ounces of gold sold	37,506	57,838	97,443	87,397	83,565
Average gold price realized	$347	$300	$289	$397	$370
Revenue from mine operations	$13,010,100	$17,377,100	$28,126,000	$34,726,300	$30,904,500
Capital expenditures(1)	$3,216,500	$1,079,400	$3,488,300	$1,891,300	$44,200

(1)	Excludes exploration and development drilling and permitting costs for reserve expansion.

     Proven and probable reserves for the Briggs Mine, as calculated by the Company at a gold price of $325 per ounce, are shown on the following table.

Reserves (01/01/04)(1)
Tons ore	634,400
Grade, ounce per ton	0.050
Contained gold ounces	32,032
Recoverable gold ounces(2)	41,109

(1)	Tons and grade include a 5% dilution factor. Heap leach gold recovery is expected to be 80%.

(2)	Includes 15,484 ounces of recoverable gold in leach pad and plant inventory.

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

     The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to maintain a $3,030,000 reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that the Company maintain a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and the Company has partially collateralized the bonds as follows: (i) $0.151 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

     During 2000, the Company advanced investigation and planning for the beneficial use of site waters in irrigation of down-drainage ranchlands. A detailed proposal of such a plan was submitted to the Montana Department of Environmental Quality (“DEQ”) in March 2001. If approved by the DEQ, this plan, instead of the biocell installation, would be implemented.

     During 2001 through 2003, the Company continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and revegetation of waste rock dump surfaces.

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

     Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall mine site. The Company’s reclamation and closure expenditures in 2003 were approximately $0.3 million, primarily related to treatment and disposal of process water, and capture and treatment of waste rock dump seepage. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of a long term water management system. The Company has spent approximately $8.0 million on reclamation and closure activities at the Kendall mine site through December 31, 2003. The Company has $1,920,100 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

     In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with respect to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impeded by the outcome of an agency decision following an EIS.

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

     The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $76 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, alternative technology analyses submitted to the DNRC (and the court) demonstrate that enactment of I-137 has “taken” the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

     The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit and denied the Company’s Petition for Judicial Review of the DNRC’s actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court of the State District Court Order. The Montana State Supreme Court heard the appeal on October 28, 2003, and a ruling is expected during 2004.

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

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, this new initiative would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

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

     A 1993 Feasibility Study indicated that 205.1 million tons of the McDonald deposit, with an average grade of 0.025 opt, could be mined economically (at a gold price of $375/oz.) in an open-pit, heap-leaching operation. The study indicated that mining and crushing of 121 million tons of mineralized material above a 0.016 opt cutoff grade (with an average grade of 0.034 opt) and mining and direct loading onto the leach pad of an additional 84 million tons of lower grade mineralized material (averaging 0.012 opt) all could be mined, with an expected average 72% recovery of the contained gold.

     The McDonald gold deposit has been defined by 637 drillholes, containing 475,000 feet, over an area of approximately 8,000 feet in east-west dimension and 4,000 feet in north-south dimension. Seventy-nine of these drillholes, including 56,300 feet, were coreholes. This data base includes 168 holes drilled since the 1993 Feasibility Study. Every five foot sample interval has been assayed by outside commercial labs for its gold content, with routine check assays. The rock obtained in the coreholes was used extensively for metallurgical testing of leaching characteristics of the deposit.

     In spite of the prohibition of development and mining of the McDonald deposit posed by I-137, but because of the need for an updated design of the project should I-137 be overturned or modified, in 2003, the Company commissioned an experienced engineering firm, Chlumsky, Armbrust and Meyer (CAM) to conduct a Pre-Feasibility Study and redesign of the McDonald Gold Project. This study integrates the results of additional metallurgical and drilling data, a $350/oz gold price, and information obtained from public hearings on the Plan of Operations submitted in 1994, all changed conditions since the 1993 Feasibility Study. These factors were combined with the objective of producing a redesign which could obtain lower capital and operating costs.

     The resulting redesign of the McDonald Gold Project has produced a Pre-Feasibility Study for an open-pit mining operation utilizing a dedicated leach pad with in-pad solution storage for run-of-mine (no crushing) leaching. If I-137 were to be overturned and development of the project were legally possible, CAM’s redesign pre-feasibility, completed at a $350 gold price, indicates that gold and silver can be produced profitably from the McDonald deposit at a $325 gold price, which approximates the average price of gold for the prior three years. The redesign utilizes average recovery factors of 67.5% and 33.0% for gold and silver, respectively, of the total content of each metal in the run-of-mine ore placed on leach pad. The redesign integrates the following environmental advantages over the 1993 design:

-	no facilities located on the alluvial valley of the Blackfoot River

-	in-pad solution storage, therefore, no open ponds

-	no relocation of State Highway 200

-	mine buildings and facilities located out of sight and away from the highway

-	non-ore rock piles lined for containment of any seepage

-	capping of leach pads with impermeable synthetic liner

McDONALD GOLD DEPOSIT (1)
MINERALIZED MATERIAL

Cut Off Grade (2)	Tons	Grade	Grade
(opt gold)	(millions)	(opt gold)	(opt silver)
0.006	667.6	0.016	0.095
0.008	521.8	0.019	0.104
0.010	410.4	0.022	0.113
0.016	211.1	0.030	0.138
0.020	143.4	0.036	0.157
0.025	93.2	0.044	0.179
0.035	44.9	0.059	0.222
0.050	17.7	0.087	0.292
0.100	3.3	0.186	0.498

(1)	Currently constrained from development due to the Montana anti-mining law, I-137, the validity of which has been challenged by several lawsuits and a new initiative (See “Legal Status” above).

(2)	Cutoff grade is the lowest grade of gold that is included in each category of tons and grade of mineralized material.

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

BRIGGS/PANAMINT PROPERTIES

     General

     Outside the Briggs Mine, the Company has defined several advanced stage exploration targets within its 3,340 acre claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, the Company had developed a detailed geological understanding of this deposit type. Using this knowledge, the Company has identified significant gold mineralization within the Briggs claim block extending for 10 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, Cecil R, Pleasant Canyon, and Jackpot. In 1991, considerable drilling was conducted on the Goldtooth, Jackson and Cecil R areas. Access to many parts of the claim block for drilling was severely hampered by the presence of Wilderness Study Areas. In 1994, the WSA designation was removed from the entire claim block.

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

MONTANA PROPERTIES

     The Company, through its wholly-owned subsidiary, CR Montana Corporation, owns approximately 900,000 acres of mineral rights and fee lands in western Montana. The fee mineral rights underlie surface rights owned by other parties. The lands and mineral rights are comprised primarily of lands assembled in the early 1900s by The Anaconda Company for their timber and mineral potential. The lands occur in fourteen counties in the mountainous terrain west of the Continental Divide, with most of the lands being located within fifty miles east and west of Missoula, extending to the Idaho State line, and within sixty miles west of Kalispell in northwestern Montana. The mineral rights and fee lands contain many known occurrences of gold, silver, copper, barite, phosphate, and other mineral commodities. During 2003, the Company sold several parcels of mineral rights and fee lands, realizing proceeds of approximately $0.2 million.

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

LEASED PROPERTY

     The Company leases approximately 2,567 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2004. Rent is presently $4,000 per month. The Company maintains storage and/or facilities in Lincoln, Montana, and Ridgecrest, California, on a month-to-month basis.

ITEM 3.LEGAL PROCEEDINGS

     CR Kendall – Water Rights Lawsuit

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2003, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of December 31, 2003.

     McDonald Gold Project – Montana Department of Natural Resources Metaliferous Mineral Leases

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

     Seven-Up Pete Venture – I-137 Lawsuit

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

     The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, the alternative technology analyses submitted to the DNRC (and the court), demonstrate that enactment of I-137 has “taken” the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as several hundred million dollars before litigation and related expenses.

     The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit and denied the Company’s Petition for Judicial Review of the DNRC’s actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court. The Montana State Supreme Court heard the appeal on October 28, 2003, and a ruling is expected during 2004.

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, this new initiative would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

     The proposed new initiative described above contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the proposed new initiative, if qualified for the ballot and then enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of security holders in the last quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is traded on The American Stock Exchange (AMEX) under the symbol CAU. Canyon’s common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company’s initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the quarterly high and low prices for the Company’s common stock during 2003 and 2002.

	Common Stock
	High	Low
2003
Fourth Quarter	$4.29	$1.61
Third Quarter	$2.26	$1.22
Second Quarter	$1.69	$1.06
First Quarter	$1.61	$0.91
2002
Fourth Quarter	$2.00	$1.03
Third Quarter	$2.59	$1.55
Second Quarter	$2.77	$1.40
First Quarter	$1.78	$1.00

     On February 20, 2004, the high and low prices for the Company’s common stock were $5.20 and $4.82, respectively.

     As of February 20, 2004, there were 1,194 holders of record of the Company’s common stock. The number of shareholders of the Company who beneficially own shares in nominee or “street” name or through similar arrangements is estimated by the Company to be approximately 5,000.

     As of February 20, 2004, there were outstanding 25,661,765 shares of common stock.

Dividends

     Since the Company’s inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

Issues of Unregistered Securities

     During the fourth quarter of 2003, the Company issued 56,900 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected information regarding the Company’s financial condition and results of operations over the past five years.

	December 31,
	2003	2002	2001	2000	1999
Summary of Consolidated Balance Sheets
Working Capital	$4,887,500	$3,982,800	$2,916,300	$4,054,500	$240,300
Current Assets	9,503,400	10,590,700	11,532,800	13,978,200	13,899,200
Total Assets	36,407,600	37,025,900	45,267,500	50,015,900 (1)	71,075,700
Current Liabilities	4,615,900	6,607,900	8,616,500	9,923,700	13,658,900
Long-term Obligations	6,078,800	3,922,600	6,492,400	7,282,000	11,937,700
Total Liabilities	10,694,700	10,530,500	15,108,900	17,205,700	25,596,600
Common Stockholders’ Equity	25,712,900	26,495,400	30,158,600	32,810,200	45,479,100
Summary of Consolidated Statements of Operations
Sales	$13,010,100	$17,377,100	$28,126,000	$34,726,300	$30,904,500
Income (Loss) Before
Extraordinary Items and Cumulative Effect of Change in Accounting Principle	(10,016,500)
Net Income (Loss)	(10,028,200)	(5,373,500)	(7,446,200)	(13,422,800)	917,000
Net Income (Loss) Per Share (2)
Basic and Diluted (3)	(0.45)	(0.29)	(0.54)	(1.15)	0.08

(1)	The Company wrote-down the carrying value of its Briggs Mine assets to fair market value in 2000.

(2)	Per share amounts in 1999 have been restated to give effect to the Company’s March 24, 2000 1/4 reverse split.

(3)	Common stock equivalents had no effect on per share amounts in 1999 and would be antidilutive during 2003, 2002, 2001, and 2000, respectively, as the Company recorded net losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, judicial proceedings, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Most of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Overview

     The Company’s financial condition and liquidity improved from December 31, 2002 to December 31, 2003, primarily due to equity financings which resulted in proceeds of $6.5 million and the sale of $3.3 million of 6%, two year convertible debentures. These inflows allowed the Company to absorb negative operating cash flow of $1.0 million, spend $3.2 million on development of the last area of known reserves at the Briggs Mine, and pay down debt by $2.1 million. The Company ended the year with $4.1 million of cash and cash equivalents.

     Revenues continued to decline year over year, due to lower production levels, as the Briggs operation nears the end of its mine life. Revenues declined 25% in 2003 from 2002 levels and 54% from 2001 levels. Improving spot gold prices resulted in price realizations of $347 per ounce in 2003 as compared to $300 per ounce in 2002 and $289 per ounce in 2001. Overall, the Company’s results of operations reflect higher losses before gains on asset disposals year over year ($10.1 million in 2003; $8.2 million in 2002; and $7.6 million in 2001) as the improvement in price realizations was more than offset by lower aggregate revenues and higher unit costs of sales.

     During 2003, the Company continued its litigation efforts with regard to overturning the anti-mining initiative, I-137 in Montana. Oral arguments were heard by the Montana State Supreme Court in October 2003 and the Company expects a ruling during 2004. In addition, the Company commissioned an independent engineering consulting firm to complete a Pre-Feasibility Study and redesign of the McDonald Gold Project.

     During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 40% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. The Company, through December 31, 2003, had funded $0.4 million of exploration and metallurgical test work and was committed to fund an additional $0.1 million for engineering work. The Company is presently evaluating those results and will make a determination in the second quarter of 2004 whether to proceed to the next phase, which would require a $3.0 million commitment and allow the Company to earn a 50% interest in the project. Should the Company elect to not proceed with this phase, it will receive 600,000 shares of Gold Resource Corporation as consideration for its funding of $0.5 million of exploration, engineering and metallurgical test work.

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

     At least annually, the Company estimates its ore reserves at its producing properties. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. The Company uses its ore reserve estimates in determining the unit basis for mine depreciation and closure rates. Changes in ore reserve estimates could significantly affect these items.

     The Company produces gold at its Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. The Company must make certain estimates regarding this overall process, the most significant of which are the amount and timing of gold to be recovered. Although the Company can calculate with reasonable certainty the tonnage and grades of ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed or run-of-mine) and the particular mineralogy of a deposit being mined. The Company bases its estimates on laboratory leaching models, which approximates the ore under leach on the heap. From this data, the Company estimates the amount of gold that can be recovered and the time it will take for recovery. The Company continually monitors the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the amount of gold under leach, the Company calculates, or derives the amount, by taking the difference between the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré. Based on a gold price of $400 per ounce, if 5% less gold is recovered than the Company estimates exists on the heap at December 31, 2003, this would have an impact on net income and cash flow of approximately $0.3 million and $0.2 million, respectively. Similar financial impacts would be recognized for varying recovery changes on a pro rata basis. The Company must capture and classify its inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to i) all direct costs incurred in the leaching and refining processes, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As the Company’s estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. Based on current reserves, the Briggs Mine will stop loading ore on the heap leach pad in April 2004 and active leaching with cyanide will end in April 2005.

     The Company must estimate reclamation and site closure obligations well in advance of actual activities. Estimates are based primarily on environmental and regulatory requirements and the fair value of such obligations are recognized in the period incurred. As additional information is obtained, revised estimates for producing operations are applied prospectively while revisions to estimates for operations already in the reclamation phase are reflected in net income in the period in which the revisions occur.

     The Company assesses its producing properties and undeveloped mineral claims and leases for impairment when events or changes in circumstances warrant and at least annually. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation and other courses of action to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $16,031,400 at December 31, 2003, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions. The Company continually monitors the status of the litigation and will adjust its assumptions as future events or other changes in circumstances occur.

     The Company must estimate useful lives and residual values to establish amortization amounts for the carrying values of its intangible assets. These assets, which are comprised of the Company’s McDonald and Seven-Up Pete properties, are presently legally constrained from development due to the anti-mining initiative, I-137. The Company has filed lawsuits seeking to have I-137 declared unconstitutional, or alternatively, to obtain a “takings” or damage award for the lost value of the properties. The Company must use considerable judgment in establishing a litigation timeline and possible monetary outcomes, and utilizes external counsel and other consultants to establish these parameters. The Company, as of January 1, 2002, established an amortization period of eight years applied to the carrying values of the properties.

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

RESULTS OF OPERATIONS

     2003 Compared to 2002

     The Company recorded a net loss of $10.0 million, or $0.45 per share, on revenues of $13.0 million in 2003. This compares to a net loss of $5.4 million, or $0.29 per share, on revenues of $17.4 million in 2002. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

     During 2003, the Company sold 37,506 ounces of gold and 13,943 ounces of silver at an average realized price of $347 per equivalent gold ounce. During 2002, the Company sold 57,838 ounces of gold and 14,554 ounces of silver at an average realized price of $300 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $364 per ounce in 2003 and $310 per ounce in 2002. All of the Company’s revenues in 2003 and 2002 were from domestic activities.

     The following table summarizes the Company’s gold deliveries and revenues in 2003 and 2002.

	2003			2002
	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000’s	Ounces	Per Oz.	$000’s
Deliveries
Forwards	15,380	$341	$5,243	30,600	$269	$8,224
Spot sales	22,126	$356	7,872	27,238	$310	8,442
Cash settlement of forwards	—	—	(173)	—	—	(619)
Deferred income	—	—	—	—	—	1,264

	37,506	$345	12,942	57,838	$299	17,311
Other transactions
Silver proceeds	—	—	68	—	—	66

	37,506	$347	$13,010	57,838	$300	$17,377

     Cost of sales was $14.9 million in 2003 compared to $15.5 million in 2002. These amounts include write downs of inventories at the Briggs Mine to net realizable value of $2.8 million and $0.3 million in 2003 and 2002, respectively. The large write-downs of inventories in 2003 were a result of high unit costs of production resulting from lower production levels. In 2003, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations. In 2002, cost of sales also includes a provision for estimated site reclamation costs accrued on a units-of-production method. See the following paragraph regarding the Company’s adoption as of January 1, 2003, of an accounting standard related to asset retirement obligations.

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

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and addresses financial accounting and reporting for intangible assets, acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company, as of January 1, 2002, commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. For the years ended December 31, 2003 and 2002, amortization expense of $2.7 million was recorded each year in connection with adoption of this standard.

     Depreciation, depletion, and amortization was lower in 2003 due to a lower number of recoverable ounces mined.

     Selling, general, and administration expenses were higher in 2003 due to an increase in investor relations activity and to higher legal and other professional services.

     Exploration and development costs were higher in 2003 due to higher costs associated with the Company’s McDonald Gold Project.

     Interest income and expense were not materially different during 2003 and 2002.

     The following table summarizes gains on asset dispositions the Company recognized during 2003 and 2002:

	$000s
	2003	2002
Sale of foreign exploration property	—	$1,557
Sale of Briggs crusher	—	1,173
Sales of mineral property interests	$85	71

	$85	$2,801

     The Company recorded unrealized mark-to-market gains on its forward gold contracts of $0.3 million and $0.1 million during 2003 and 2002, respectively. These amounts are shown as a separate line item in the other income (expense) section in the Statement of Operations.

     There was no current or deferred provision for income taxes during 2003 or 2002. Additionally, although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2003 and 2002 due to an assessment of the “more likely than not” realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     Inflation did not have a material impact on operations in 2003 or 2002. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

     2002 Compared to 2001

     The Company recorded a net loss of $5.4 million, or $0.29 per share, on revenues of $17.4 million in 2002. This compares to a net loss of $7.4 million, or $0.54 per share, on revenues of $28.1 million in 2001. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

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

     The following table summarizes the Company’s gold deliveries and revenues in 2002 and 2001.

	2002			2001
	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000’s	Ounces	Per Oz.	$000’s
Deliveries
Forwards	30,600	$269	8,224	22,900	$274	$6,283
Spot sales	27,238	$310	8,442	74,543	$270	20,096
Cash settlement
of forwards	—	—	(619)	—	—	126
Deferred income	—	—	1,264	—	—	1,505

	57,838	$299	17,311	97,443	$287	28,010
Other transactions
Silver proceeds	—	—	66	—	—	116

	57,838	$300	$17,377	97,443	$289	$28,126

     Cost of sales was $15.5 million in 2002 compared to $23.3 million in 2001. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. In addition, during 2002 and 2001, the Company wrote down inventories at the Briggs Mine to net realizable value. These write downs ($0.3 million in 2002 and $1.6 million in 2001) are also included in cost of sales.

     Cost of sales per ounce was higher in 2002 due to lower gold production. The lower gold production was principally a result of completing pre-stripping requirements at the Goldtooth deposit, which resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

     Depreciation, depletion, and amortization was lower in 2002 due to lower ounces of recoverable gold mined, despite inclusion of the amortization of other intangible assets described in the following paragraph of which there was no comparable activity in 2001.

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and addresses financial accounting and reporting for intangible assets, acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. For the year ended December 31, 2002, amortization expense of $2.7 million was recorded in connection with adoption of this standard.

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

     The following table summarizes gains on asset dispositions the Company recognized during 2002 and 2001:

	$000s
	2002	2001
Sale of foreign exploration property	$1,557	$250
Sale of Briggs crusher	1,173	—
Sales of mineral property interests	71	—
Other	—	(49)

	$2,801	$201

     The Company recorded an unrealized mark-to-market gain on its forward gold contracts of $0.1 million during 2002, and an unrealized mark-to-market loss of $0.6 million during 2001. These amounts are shown as a separate line item in the other income (expense) section in the Statement of Operations.

     During 2001, the Company entered into a 20,000 ounces forward position and financially settled the contract with its counterparty, which resulted in a gain of $0.2 million. This amount is included in other income in the Statement of Operations. There was no comparable activity in 2002.

     There was no current or deferred provision for income taxes during 2002 or 2001. Additionally, although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, the Company recorded a full valuation allowance on its net deferred tax assets in 2002 and 2001 due to an assessment of the “more likely than not” realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     Inflation did not have a material impact on operations in 2001 or 2000.

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flow from operations, and cash raised from financing activities subsequent to year end. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the

Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or voter initiative (See “Other Matters – McDonald Gold Project – Anti-Mining Initiative”), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Summary of 2003 Cash Flows:

     The Company’s cash and cash equivalents increased $3.7 million during 2003 to $4.1 million at year-end. The increase was a result of net cash used in operations of $1.0 million, net cash used in investing activities of $3.1 million and $7.8 million of net cash provided by financing activities.

Operating Activities:

     Operations used $1.0 million of cash in 2003 as compared to using $2.8 million of cash in 2002. During 2001, positive operating cash flow of $3.5 million was achieved. The improvement in 2003 operating cash flow as compared to 2002 was a result of favorable working capital changes, principally related to a drawdown of 17,877 ounces on the heap leach pad and to a larger amount of mining costs devoted to development work. Positive operating cash flow in 2001 was achieved because of higher gold sales.

Investing Activities:

Capital Expenditures

     Capital expenditures in 2003 totaled $3.2 million - essentially related to development of the North Briggs Layback at the Briggs Mine.

     Capital expenditures in 2002 totaled $1.1 million - essentially to complete development of the Goldtooth deposit at the Briggs Mine.

     Capital expenditures in 2001 totaled $3.5 million. Major components were development of the North Briggs deposit, and expansion of the leach pad capacity to accommodate all currently known reserves to be mined.

Asset Dispositions

     During 2003 and 2002, the Company received proceeds of approximately $0.2 million and $0.3 million, respectively, in connection with the sales of certain mineral property interests in western Montana. During 2002, expenses associated with the sales totaled approximately $0.4 million.

     During 2002, the Company received proceeds of approximately $2.6 million from the sale of the Briggs Mine crusher.

     During 2002 and 2001, the Company received proceeds of approximately $1.5 million and $0.3 million, respectively, in connection with the sale of an exploration property.

     During 2001, the Company received proceeds of approximately $0.4 million through the sale of certain non-mineralized lands from the McDonald Gold Project.

Financing Activities:

Common Stock Issues for Cash

     In August 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,800 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expires on September 30, 2004. Warrants tendered to the Company in the Offer resulted in proceeds of approximately $1.9 million and the Company issuing 1,419,900 shares of its common stock and new warrants to purchase 1,419,900 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,900 shares were subsequently exercised at $1.67 per share resulting in proceeds of approximately $0.3 million and the Company issuing 182,900 shares of its common stock.

     During the period September through October 2003, the Company issued 2,307,400 shares of common stock and warrants to purchase 2,307,400 shares of common stock in a private placement, raising approximately $4.1 million. The warrants have an expiration date of December 1, 2005, and are exerciseable at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. As of December 31, 2003, warrants to purchase 27,800 shares of common stock had been exercised, resulting in proceeds of approximately $0.1 million.

     During 2003, exercise of employee stock options resulted in proceeds of approximately $0.1 million and the Company issuing 109,200 shares of its common stock.

     During the period January through April 2002, the Company issued 1,832,800 shares in private placements, raising approximately $2.2 million.

     In December 2001, the Company issued 1,897,100 shares in a private placement, raising approximately $1.7 million.

     During the period January through February 2001, the Company issued 652,700 shares in a private placement, raising approximately $0.4 million.

Debenture Sales

     In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. During 2003, approximately $0.6 million of principal was converted to 452,900 shares of common stock.

Credit Arrangements

     CR Briggs Loan Facility

     On December 6, 1995, the Company’s wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for its Briggs Mine in California. The outstanding balance on this facility ($1.2 million) was paid off on February 28, 2003 with proceeds from the aforementioned sale of debentures.

     Equipment Lease Buyouts

     The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million at an interest rate of 6.75%. During 2003, principal payments of approximately $0.6 million were made in connection with the financing. Financing terms on other equipment acquired prior to 2003 required payments of approximately $10,000 per month at an interest rate of 9.9%. Principal payments of $68,100 and $102,000 were made during 2002 and 2001, respectively, in connection with the financings.

     Surety Bonds

     Certain bonds have been issued aggregating $4.0 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2003, the Surety held the following collateral for such bonds: (i) cash in the amount of $150,800; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

     Purchase of the McDonald Gold Project

     On September 25, 1997, the Company, together with its wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana’s partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV. The SPV includes the McDonald Gold Project near Lincoln, Montana. The Company made an initial payment of $5 million and is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. (See “Other Matters – McDonald Gold Project — Anti-Mining Initiative”).The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction, and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

Outlook:

Operations

     The Briggs Mine is expected to produce approximately 35,000 ounces of gold in 2004 at cash operating costs of approximately $200 per ounce. Capital spending of approximately $0.3 million is anticipated, to complete development of the North Briggs Layback reserve. The Company anticipates active mining to be concluded in April 2004, with reclamation of the waste dumps commencing thereafter, at a cost of approximately $0.7 million. Ore on the heap leach pad will be actively leached throughout 2004. The Company expects to close-out its hedge position which existed at December 31, 2003 (3,820 ounces of floating rate forward contracts at an average price of approximately $377 per ounce), by delivery of gold during the first half of 2004.

     The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2004. This estimate is based on the likelihood that only pad recontouring work will be undertaken in 2004 as a result of the Montana Department of Environmental Quality’s decision to require an Environmental

Impact Statement before proceeding with reclamation activities. See “Other Matters- Environmental Regulation.”

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2004. In addition, the Company expects to participate financially in a proposed modification of the anti-mining initiative, I-137, for the November 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit mines with appropriate engineering practices and environmental safeguards.

Financing

     At December 31, 2003, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 1,419,900 shares of common stock at an exercise price of $1.67 per share, which expire on September 30, 2004 and ii) warrants to purchase 2,279,600 shares of common stock at a price of $1.98 through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of approximately $7.3 million would be realized on exercise of these warrants.

     In January 2004, the Company filed a shelf registration on Form S-3 to register up to $25 million of securities, which may consist of common stock and/or warrants. The registration statement provides flexibility for possible future sales of the registered securities, the proceeds of which would be used for exploration, continued funding of existing projects, working capital, and general corporate purposes.

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through the aforementioned shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

Contractual Obligations

     The Company’s contractual obligations are as follows:

		PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$3,921,900	$1,221,200	$2,700,700	$—	$—
Capital lease obligations	59,800	23,200	36,600	—	—
Operating lease obligations	29,800	29,800	—	—	—
Purchase obligations (2)	1,285,600	1,285,600	—	—	—
Other long-term liabilities	4,303,700	932,500	3,371,200	—	—

Total	$9,600,800	$3,492,300	$6,108,500	$—	$—

(1)	Includes $2,674,000 of convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock.

(2)	One year purchase contract for cyanide consumption at the Briggs Mine of $1,185,600 and commitment to fund $100,000 of engineering work at the El Aguila project in Mexico.

Other Matters:

McDonald Gold Project

     Anti-Mining Initiative

     In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, this new initiative would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

     State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

     The proposed new initiative described above contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the proposed new initiative, if qualified for the ballot and then enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2003, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of December 31, 2003.

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

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). Costs incurred for reclamation and closure activities at the Kendall Mine in 2003, 2002, and 2001 were $0.3 million, $0.2 million, and $0.5 million, respectively. Costs to date total $7.9 million and the Company’s estimate of total costs to achieve mine closure is $9.1 million. The Company has $1,920,100 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s action. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

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

Recently Issued Accounting Standards

     Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have any impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS No. 150 be classified as a liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraphs nine and ten for these non-controlling interests during the deferral period; and (ii) require the restatement of any financial statements that have been issued where those provisions were applied to mandatorily redeemable non-controlling interests. SFAS No. 150 did not have any impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

Dividends

     Since the Company’s inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

     The Company’s earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $364 per ounce.

     As of December 31, 2003, the Company had outstanding floating forward gold contracts on 3,820 ounces at an average price of $377 per ounce, approximately 11% of anticipated production in 2004. A floating rate forward contract allows the Company the flexibility to (i) deliver gold and receive the contract price if the market price is below the contract price or (ii) extend the maturity date of the forward contract and sell at the market price if the contract price is below the market price. For purposes of illustrating the potential impact of a change in gold price on the Company’s annual profitability and cash flow, if 11% of its estimated production for 2004 was delivered against forward contracts, a $10 change in the price of gold would have an impact of approximately $0.3 million. Similarly, a forward position of 50% with a $10 change in the price of gold would impact the Company’s annual profitability and cash flow by approximately $0.2 million.

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

     At December 31, 2003, the fair value of the Company’s forward gold contracts was approximately $0.1 million less than contractual amounts.

Interest Rates

     At December 31, 2003, the Company’s debt was approximately $3.7 million of which $2.7 million relates to its 6% convertible debentures and $1.0 million relates to a fixed rate (6.75%) financing of a lease buy-out of the mining fleet at the Briggs Mine. Thus, the Company is not presently subject to interest rate risk.

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

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003, its method of accounting for intangible assets, effective January 1, 2002 and its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado
March 19, 2004

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$4,139,800	$430,800
Restricted cash	307,100	375,100
Accounts receivable	128,200	6,800
Metal inventories	4,238,300	8,787,700
Materials and supplies	128,900	187,900
Prepaid and other current assets	561,100	802,400

Total current assets	9,503,400	10,590,700

Property and equipment, at cost
Producing properties	50,265,100	43,347,000
Other	940,000	916,300

	51,205,100	44,263,300
Accumulated depreciation and depletion	(43,609,300)	(38,905,400)

Net property and equipment	7,595,800	5,357,900

Undeveloped mineral claims and leases, net	16,031,400	18,703,300
Restricted cash	2,819,900	2,294,700
Other noncurrent assets	457,100	79,300

Total Assets	$36,407,600	$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,138,200	$3,908,700
Notes payable – current	1,037,400	1,355,600
Capital leases – current	20,400	167,400
Accrued reclamation costs	932,500	228,000
Unrealized loss on derivative instruments	147,200	487,600
Other current liabilities	340,200	460,600

Total current liabilities	4,615,900	6,607,900
Notes payable – long term	2,674,000	—
Capital leases – long term	33,600	28,400
Accrued reclamation costs	3,371,200	3,894,200

Total liabilities	10,694,700	10,530,500

Commitments and contingencies (Note 9)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 25,593,800 at December 31, 2003; and 18,853,400 at December 31, 2002	255,900	188,500
Capital in excess of par value	112,135,800	102,957,500
Deficit	(86,678,800)	(76,650,600)

Total Stockholders’ Equity	25,712,900	26,495,400

Total Liabilities and Stockholders’ Equity	$36,407,600	$37,025,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
REVENUE
Sales	$13,010,100	$17,377,100	$28,126,000

EXPENSES
Cost of sales (exclusive of depreciation, depletion, and amortization)	14,888,600	15,462,300	23,319,000
Depreciation, depletion, and amortization	5,854,500	8,054,700	9,757,700
Selling, general and administrative	1,586,600	1,332,300	1,261,700
Exploration and development costs	865,000	592,600	481,800
Accretion expense	186,100	—	—
Gain on asset disposals	(85,300)	(2,801,100)	(201,400)

	23,295,500	22,640,800	34,618,800

OTHER INCOME (EXPENSE)
Interest income	52,300	57,000	133,100
Interest expense	(273,800)	(283,800)	(706,400)
Unrealized gain (loss) on derivative instruments	340,400	110,000	(597,600)
Other	150,000	7,000	217,500

	268,900	(109,800)	(953,400)

Loss before cumulative effect of change in accounting principle	(10,016,500)	(5,373,500)	(7,446,200)
Cumulative effect of change in accounting principle	(11,700)	—	—

Net loss	($10,028,200)	($5,373,500)	($7,446,200)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	($0.45)	($0.29)	($0.54)
Cumulative effect of change in accounting principle	—	—	—

Basic and diluted net loss per share	($0.45)	($0.29)	($0.54)

Weighted average shares outstanding	22,487,100	18,854,500	13,743,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital		Other	Common
	Number of	At Par	In Excess	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Deficit	Income (Loss)	Equity
Balances, December 31, 2000	12,499,200	$125,000	$96,516,100	($63,830,900)		$32,810,200
Stock issued for cash	2,549,800	25,500	2,081,800			2,107,300
Stock issued in payment of land acquired and royalty assignment	1,250,000	12,500	1,395,000			1,407,500
Exercise of stock option	7,700	100	(100)			—
Comprehensive income
Net (loss)	—	—	—	(7,446,200)		(7,446,200)
Other comprehensive income (loss)
Transition adjustment (1)	—	—	—	—	3,084,300	3,084,300
Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	(1,505,200)	(1,505,200)
Net gain on forward gold contracts recognized in net income	—	—	—	—	(315,100)	(315,100)

					(1,820,300)	(1,820,300)

Unrealized gain on securities	—	—	—	—	15,800	15,800

Other comprehensive income	—	—	—	—	1,279,800	1,279,800

Comprehensive (loss)	—	—	—	—	—	(6,166,400)

Balances, December 31, 2001	16,306,700	163,100	99,992,800	(71,277,100)	1,279,800	30,158,600
Stock issued for cash	1,832,800	18,300	2,153,200			2,171,500
Stock issued in payment of goods and services	567,600	5,700	720,900			726,600
Other stock issued	97,000	900	91,100			92,000
Exercise of stock options	49,300	500	(500)			—
Comprehensive loss
Net (loss)	—	—	—	(5,373,500)		(5,373,500)
Other comprehensive (loss)
Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	(1,264,000)	(1,264,000)
Gain on securities recognized in net income	—	—	—	—	(15,800)	(15,800)

Other comprehensive (loss)	—	—	—	—	(1,279,800)	(1,279,800)

Comprehensive (loss)	—	—	—	—	—	(6,653,300)

Balances, December 31, 2002	18,853,400	$188,500	$102,957,500	($76,650,600)	—	$26,495,400
Stock issued for cash	2,307,400	23,100	4,130,200			4,153,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600			1,952,600
Other stock issued	140,700	1,400	147,500			148,900
Exercise of stock options	109,200	1,100	87,400			88,500
Exercise of warrants	1,630,600	16,300	2,261,100			2,277,400
Conversion of debentures	452,900	4,500	620,500			625,000
Comprehensive loss
Net (loss)	—	—	—	(10,028,200)		(10,028,200)
Other comprehensive (loss)	—	—	—		—	—

Comprehensive (loss)	—	—	—	—	—	(10,028,200)

Balances, December 31, 2003	25,593,800	$255,900	$112,135,800	($86,678,800)	—	$25,712,900

(1)	Fair market value of the Company’s forward gold contracts and deferred hedging gains derecogonized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	($10,028,200)	($5,373,500)	($7,446,200)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	5,854,500	8,054,700	9,757,700
Amortization of financing costs	12,200	55,800	167,500
Cumulative effect of change in accounting principle	11,700	—	—
Gain on asset dispositions	(85,300)	(2,801,100)	(201,400)
Unrealized (gain) loss on derivative instruments	(340,400)	(110,000)	597,600
Reclassification adjustment of other comprehensive income	—	(1,279,800)	(1,505,200)
Other	148,900	92,100	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121,400)	16,000	745,300
(Increase) decrease in inventories	4,354,700	(973,500)	(47,100)
(Increase) decrease in prepaid and other assets	(292,800)	102,800	(132,300)
Increase (decrease) in accounts payable and accrued liabilities	786,100	(493,400)	368,500
Increase (decrease) in other liabilities	(855,100)	(20,000)	1,338,900
Increase in restricted cash	(397,700)	(31,800)	(108,900)

Total adjustments	9,075,400	2,611,800	10,980,600

Net cash provided by (used in) operating activities	(952,800)	(2,761,700)	3,534,400

Cash flows from investing activities:
Purchases and development of property and equipment	(3,232,500)	(1,059,100)	(3,554,700)
Proceeds from asset dispositions	229,400	3,987,500	664,700
Earnest money received (applied)	(27,600)	62,700	—
Increase in restricted cash	(59,500)	(243,200)	—

Net cash provided by (used in) investing activities	(3,090,200)	2,747,900	(2,890,000)

Cash flows from financing activities:
Issuance of stock	6,519,200	2,171,500	2,107,300
Proceeds from sale of debentures	3,299,000	—	—
Payments on debt	(1,901,000)	(2,461,700)	(1,687,000)
Payments on capital lease obligations	(165,200)	(883,300)	(507,800)

Net cash provided by (used in) financing activities	7,752,000	(1,173,500)	(87,500)

Net increase (decrease) in cash and cash equivalents	3,709,000	(1,187,300)	556,900
Cash and cash equivalents, beginning of year	430,800	1,618,100	1,061,200

Cash and cash equivalents, end of year	$4,139,800	$430,800	$1,618,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $261,800, $177,100 and $489,900 of interest during 2003, 2002, and 2001, respectively. Interest in the amount of $50,100 was capitalized during 2001. There was no interest capitalized during 2003 and 2002.

2.	The Company paid no income taxes during 2003, 2002, and 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during 2003. During 2001, the Company financed an equipment lease buy-out in the amount of $167,400.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during 2003. During 2002, the Company issued 567,600 shares of common stock with a fair market value of $726,000 to certain creditors as payment for goods and services.

3.	The Company issued 452,900 shares of common stock in connection with the conversion of $625,000 debenture principal during 2003.

4.	The Company issued 140,700 shares of common stock with a fair market value of $148,800 to an employee as compensation for services in 2003. During 2002, the Company issued 94,500 shares of common stock with a fair market value of $87,100 to an employee as compensation for services.

5.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease in 2002.

6.	The Company purchased a net smelter returns royalty in 2001 by issuing 1,050,000 shares of its common stock with a fair market value of $1,207,500.

7.	The Company acquired certain real property interests in 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

8.	Capital lease obligations of $23,400, $35,100, and $443,900 were incurred for equipment in 2003, 2002, and 2001, respectively.

9.	In 2003, the Company recorded an increase to property costs of $2,095,900 in connection with adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. See Note 4 for a further discussion of this accounting principle.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Liquidity:

     Canyon Resources Corporation (the Company or Canyon) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing, operating and final closure of mining projects. The Company has gold production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals) in the western United States and in Latin America. The principal market for the Company’s precious metals products are European-based bullion trading concerns.

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flow from operations, and cash raised from financing activities subsequent to year end. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or voter initiative (see Note 9(d)), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

2.	Basis of Presentation:

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

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. The Company maintained at December 31, 2003 and 2002, a significant portion of its cash in two financial institutions. See Note 10.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies, continued

Restricted Cash: Cash held as collateral for reclamation bonds is classified based on the expected release or use of such collateral. Cash held in trust and restricted to specific use is classified as current when expected to be used in current operations or noncurrent when expected to be used in the acquisition, maintenance, or development of noncurrent assets.

Inventories: In-process and finished goods inventory are stated at the lower of average cost or net realizable value. In-process material includes the estimated recoverable ounces of gold contained in broken-ore under leach on the heap leach pad. Costs capitalized to inventory for in-process material include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. Finished goods represent contained ounces of gold in unsold doré. Costs capitalized to inventory for finished goods include i) all of the costs included in in-process materials, ii) all direct costs incurred in the leaching and refining processes, iii) applicable depreciation, depletion and amortization, and iv) allocated indirect mine general and administrative overhead costs. Materials and supplies are stated at cost.

Available For Sale Securities: Investments in securities that have readily determinable fair values are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of Stockholders’ Equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

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

Undeveloped Mineral Interests: The Company’s McDonald and Seven-Up Pete mineral property interests represent intangible assets with definite lives. The lives of these assets is dependent on whether the Company is able to further develop and mine the properties. Pending the outcome of legal proceedings more fully discussed in Note 9(d), the Company has determined the useful lives to be eight years based on the time frame that it may take to conclude all legal proceedings. Accordingly, the carrying values of these properties are being amortized on a straight-line basis over this period commencing January 1, 2002 (See Note 4). If at such time these properties are reclassified as having proven and probable reserves, any remaining unamortized carrying values will be amortized on a units-of-production basis when the properties are brought into production.

Producing Properties and Equipment: Acquisition and development costs associated with properties brought into production, including the costs necessary for constructing and readying a heap leach pad, are charged to operations using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed on the heap leach pad. Costs of start-up activities and on-going costs to maintain production are expensed as incurred. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered from the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies, continued

to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations.

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

Undeveloped mineral interests are assessed for impairment at least annually, or more frequently when changes in market conditions or other events occur. Impairments are measured based on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation and other courses of action to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $16,031,400 at December 31, 2003, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions.

Asset Retirement Obligations: On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations.

Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales.

See Note 4 for additional discussion of the Company’s adoption of SFAS No. 143 and the pro forma effects on net income and per share amounts on prior years.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies, continued:

Revenue Recognition: Revenue from the sale of gold is recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales are made in accordance with sales contracts where the price is fixed or determinable.

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

Under these contracts, the Company has the option on maturity to deliver production, net financial settle in the marketplace, or roll the contract forward to a later maturity date and at new pricing terms. Consequently, the Company does not designate the contracts against specific future gold production and accordingly, these derivative instruments do not qualify for hedge accounting under Statement of Financial Account Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

These derivative instruments are recognized as assets or liabilities at fair value and are measured at least quarterly. Changes in fair value are recorded in earnings. On settlement of a contract, against which the Company has delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if the Company had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). See Note 4 for a discussion on the Company’s adoption of SFAS No. 133 effective January 1, 2001.

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

Stock Compensation: In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. As a result, no compensation cost has been recognized in the accompanying financial statements as the exercise price of all stock option grants is at least equal to 100% of the market price of the Company’s common stock at the date of grant. In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15,

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies, continued:

2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded.

	2003	2002	2001
Net loss, as reported	($10,028,200)	($5,373,500)	($7,446,200)
Add: compensation expense determined under fair value based method	(672,900)	(228,200)	(100,100)

Pro forma net loss	($10,701,100)	($5,601,700)	($7,546,300)

Basic and diluted loss per share
• As reported	($0.45)	($0.29)	($0.54)
• Pro forma	($0.48)	($0.30)	($0.55)

The weighted average fair value for options granted in 2003, 2002, and 2001 was $1.03 per share, $0.66 per share, and $0.56 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2003		2002	2001
Expected volatility
• Incentive Stock Options	49.8%		49.0%	76.9%
• Non-Qualified Stock Options	52.4%		64.6%	76.9%
Expected option term
• Incentive Stock Options	3 years		3 years	3 years
• Non-Qualified Stock Options	3.2 years		5 years	5 years
Weighted average risk-free interest rate
• Incentive Stock Options	2.4%		2.4%	3.8%
• Non-Qualified Stock Options	2.3%		3.7%	5.0%
Forfeiture rate
• Incentive Stock Options	—	(1)	10%	10%
• Non-Qualified Stock Options	0.5	% (2)	5%	5%

(1)	Grants immediately exercisable

(2)	Most grants immediately exerciseable

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

4.	Adoption of New Accounting Standards:

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Adoption of New Accounting Standards, continued:

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

          The pro forma effects on net income and per share amounts before cumulative effect of a change in accounting principle for 2002 and 2001 as if the Company had adopted SFAS No. 143 on January 1, 2002 and January 1, 2001, respectively, are presented below.

	2002	2001
Loss before cumulative effect of change in accounting principle as reported	($5,373,500)	($7,446,200)
Accretion expense	(183,200)	(182,400)
Additional depreciation expense	(194,800)	(365,600)
Reduction for reclamation accrual in cost of sales	214,000	573,000

Pro forma loss before cumulative effect of change in accounting principle	($5,537,500)	($7,421,200)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.29)	($0.54)
Pro forma	($0.29)	($0.54)

          The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2002	$4,122,200
Impact of adopting SFAS No. 143	332,000
Settlement of liabilities	(336,600)
Accretion expense	186,100

Balance, December 31, 2003	4,303,700
Current portion	932,500

Noncurrent portion	$3,371,200

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Adoption of New Accounting Standards, continued:

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and addresses financial accounting and reporting for intangible assets, acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. As the Company’s mineral interests in the McDonald and Seven-Up Pete properties represent intangible assets as defined in this new standard, the Company has commenced amortizing the carrying values of these properties taking into account residual values over their useful lives. The carrying values reflect the costs of acquiring the property interests and additional development activity up to the date of the anti-mining initiative passed by the Montana electorate in November 1998. (See Note 7).

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

     On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended for certain derivative instruments and hedging activities with the issuance of SFAS No. 138. These standards require that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. On adoption, existing hedge positions were measured at fair value. As the Company’s then existing gold price protection program was a cash flow hedge, the fair market value of $315,100 was recognized as a cumulative effect adjustment in other comprehensive income. In addition, $2,769,200 of deferred income arising from the deferral in gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Restricted Cash:

     Restricted cash consisted of the following at December 31:

	2003	2002
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	150,800	149,400
Kendall Mine reclamation (c)	1,920,100	1,896,300
McDonald Gold Project cash reclamation bond (d)	500,000	—
Unexpended proceeds from gold sales (e)	—	131,900
Net proceeds from property sales (f)	272,100	182,000
Escrow deposits (g)	35,000	61,200

	3,127,000	2,669,800
Current portion	307,100	375,100

Noncurrent portion	$2,819,900	$2,294,700

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2004, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	The Briggs Mine loan facility required all proceeds from gold sales to be held in trust and disbursed from the collected credit balance in certain orders of priority. The outstanding balance on the loan facility was paid off on February 28, 2003.

(f)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 9(e)).

(g)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Metal Inventories:

     Metal inventories consisted of the following at December 31:

	2003	2002
Broken ore under leach	$4,191,400	$8,428,200
Doré	46,900	359,500

	$4,238,300	$8,787,700

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $2,800,300, $253,800, and $1,561,800 in 2003, 2002, and 2001, respectively.

7.	Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at December 31:

	2003			2002
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Net Book Value	Carrying Value	Amortization	Net Book Value
Property:
Mcdonald	$16,200,200	($4,050,000)	$12,150,200	$16,200,200	($2,025,000)	$14,175,200
Seven-up pete	5,175,000	(1,293,800)	3,881,200	5,175,000	(646,900)	4,528,100

	$21,375,200	($5,343,800)	$16,031,400	$21,375,200	($2,671,900)	$18,703,300

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Note 9(d) for a discussion of the legal status of the properties.

8.	Notes Payable:

     Notes payable consisted of the following at December 31:

	2003	2002
Briggs facility (a)	$—	$1,355,600
Caterpillar finance (b)	1,037,400	—
Debentures (c)	2,674,000	—

	3,711,400	1,355,600
Current portion	1,037,400	1,355,600

Notes payable - noncurrent	$2,674,000	$—

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%. During 2002 and 2001, the weighted average interest rates were 4.3% and 6.8%, respectively.

(b)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable, continued:

the purchase price at an interest rate of 6.75%. Remaining principal is due in three equal installments, commencing in March 2004.

(c)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. During 2003, $625,000 of principal was converted to 452,900 shares of common stock. The remaining principal of $2,674,000, unless otherwise converted, is due March 1, 2005.

9.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,920,100 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies, continued:

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

On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, this new initiative would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies, continued:

Should I-137 be overturned through the legal process or by voter initiative, significant capital will be required to resume permitting and ultimately develop the McDonald Gold Project. No assurances can be made regarding the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2003, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of December 31, 2003.

(f)	Assignment of Royalty Proceeds

In October 2001, the Company issued 1,050,000 shares of common stock with a fair market value of $1,207,500 to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company’s Briggs Mine, commencing April 1, 2001.

From April 1, 2001 through December 31, 2003, the Briggs Mine had produced 167,316 ounces of gold and will be subject to a 3% net smelter returns royalty on all remaining production once the 175,000 ounce threshold is achieved.

(g)	Lease Commitments:

The Company has entered into various operating leases for office space and equipment including mining fleet at the Briggs Mine. In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price at an interest rate of 6.75%. At December 31, 2003, there were no operating lease payments extending beyond one year under noncancelable leases

The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Currently, minimum advance royalty payments expensed total approximately $125,300 annually.

The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $100 per

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies, continued:

mining claim. The Company’s present inventory of claims would require approximately $17,100 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $16,000 annually.

Lease costs included in cost of goods sold for the years ended December 31, 2003, 2002, and 2001 were $23,800, $840,200, and $1,120,100, respectively.

Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 2003, 2002, and 2001, was $50,900, $53,200, and $44,700, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,544,400 and $1,376,400, respectively, at December 31, 2003 and cost and accumulated amortization of $1,521,000 and $1,257,800, respectively, at December 31, 2002, for leases that have been capitalized. Future minimum lease obligations under capital leases are as follows:

2004	$23,200
2005	25,900
2006	10,700

Total	59,800
Less amounts representing interest	5,800

Present value of minimum lease payments	54,000
Less current obligations	20,400

Long-term obligations under capital lease	$33,600

(h)	During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 40% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. The Company, through December 31, 2003, had funded $400,000 of exploration and metallurgical test work and was committed to fund an additional $100,000 for engineering work. The Company is presently evaluating those results and will make a determination in the second quarter of 2004 whether to proceed to the next phase, which would require a $3.0 million commitment and allow the Company to earn a 50% interest in the project. Should the Company elect to not proceed with this phase, it will receive 600,000 shares of Gold Resource Corporation as consideration for its funding of $50,000 of exploration, engineering and metallurgical test work.

10.	Certain Concentrations and Concentrations of Credit Risk:

     The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels insured by the Federal Deposit Insurance Corporation. The Company considers the institutions to be financially strong and does not consider the underlying risk to be significant. To date, these concentrations of credit risk have not had a significant effect on the Company’s financial position or results of operations.

     The Company sold its gold and silver production predominantly to one customer during 2003, to three customers during 2002, and to two customers during 2001. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Certain Concentrations and Concentrations of Credit Risk, continued:

     The Company is subject to credit risk in connection with its hedging activities as outlined in Note 11 in the event of non-performance by its counterparties. The Company uses only highly-rated creditworthy counterparties, however, and does not anticipate non-performance. The Company, however, could be subject to margin calls by its counterparties if the market price of gold significantly exceeds the contract price of its forward contracts.

11.	Derivative Instruments and Price Protection Arrangements:

     At December 31, 2003, the Company had 3,820 ounces outstanding on a gold forward sales contract at an average price of approximately $377 per ounce with a fair market value that was $147,200 less than the contractual amount. Unrealized gains and losses on the Company’s forward contracts resulting from year to year changes in the mark-to-market calculations are as follows:

	2003	2002	2001
Unrealized gain (loss)	$340,500	$110,000	($597,600)

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

     The Company liquidated certain gold forward contracts in 1998 and 1999. The gains on the liquidations were deferred and have been recognized in operations based on the original expected settlement dates of the forward contracts. For the year ended December 31, 2001, deferred income of $0.3 million is included in revenues in the Statement of Operations in connection with the transaction.

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

12.	Fair Value of Financial Instruments:

     The estimated fair values of the Company’s financial instruments approximate carrying values at December 31, 2003, and December 31, 2002. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Restricted Cash: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Fair Value of Financial Instruments, continued:

Long-term Debt: Carrying values approximate fair values based on discounted cash flows using the Company’s current rate of borrowing for a similar liability.

13.	Income Taxes:

     There was no current or deferred provision for income taxes for the years ended December 31, 2003, 2002, and 2001. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2003	2002	2001
Tax at statutory rate of 34%	($3,409,600)	($1,827,000)	($2,531,700)
Net operating loss without tax benefit	3,409,600	1,827,000	2,531,700

	$—	$—	$—

     Deferred tax assets were comprised of the following at December 31:

	2003	2002
Deferred Tax Assets
Reserve for mine reclamation	$1,705,500	$1,634,000
Inventories	658,200	1,252,500
Net PP&E and Other	2,878,100	3,242,600
Net operating loss carryforwards	29,262,000	25,357,500

Total gross deferred tax assets	34,503,800	31,486,600
Valuation allowance	(34,503,800)	(31,486,600)

Net deferred tax assets	$—	$—

     Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2003, 2002, and 2001, the valuation allowance increased $3,017,200, $2,408,300, and $3,642,000, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

     At December 31, 2003, the Company had net operating loss carryforwards for regular tax purposes of approximately $79,180,000 and approximately $71,816,000 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2004 through 2023.

14.	Stock Options:

     The Company adopted an Incentive Stock Option Plan on April 12, 1982, as amended (the Plan), whereby options to purchase shares of the Company’s common stock may be granted to employees of the Company, including those who are also directors of the Company, or subsidiary corporations in which the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the market price of the Company’s common stock at the date of grant for employees who own 10% or less of the total voting stock of the Company; and 110% of the market price of the Company’s common stock at the date of grant for employees who own more than 10% of the Company’s voting stock. Options granted can have a term no longer than 10 years and are first exercisable at dates determined at the discretion of the Company’s Board of Directors.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock Options, continued:

     Incentive stock option activity during 2003, 2002, and 2001 was as follows:

	2003		2002		2001
		Weighted Average		Weighted Average		Weighted Average
	Amount	Price	Amount	Price	Amount	Price
Outstanding, beginning of year	590,500	$1.10	546,875	$1.73	518,875	$3.20
Grants	155,925	$3.38	176,000	$1.15	201,000	$1.04
Exercises	(107,500)	$1.05	(47,250)	$1.00	(66,666)	$1.00
Forfeitures	—	—	—	—	(33,334)	$1.00
Expirations	—	—	(85,125)	$5.31	(73,000)	$11.31

Outstanding, end of year	638,925	$1.66	590,500	$1.10	546,875	$1.73

Exercisable, end of year	462,925	$1.86	238,500	$1.10	182,375	$3.02

     A summary of the outstanding incentive stock options as of December 31, 2003, follows:

		Weighted Average
Range of Exercise		Remaining	Weighted Average
Prices	Amount Outstanding	Contractual Life	Exercise Price
$1.00 - $1.09	155,000	2.9 years	$1.04
$1.10 - $1.19	328,000	3.0 years	$1.14
$1.20 - $3.38	155,925	4.9 years	$3.38

     At December 31, 2003, there were 28,453 shares reserved for future issuance under the Plan.

     On March 20, 1989, the Company’s Board of Directors approved the adoption of a Non-Qualified Stock Option Plan (the Non-Qualified Plan). Under the Non-Qualified Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and its subsidiaries and affiliates, who are responsible for the Company’s growth and profitability. The Non-Qualified Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Options granted under the Non-Qualified Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company’s common stock at the time the option is granted.

     Non-qualified stock option activity during 2003, 2002, and 2001 was as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
	Amount	Average Price	Amount	Average Price	Amount	Average Price
Outstanding, beginning of year	320,000	$1.32	257,500	$1.06	255,000	$1.17
Grants	411,601	$2.63	140,000	$1.82	30,000	$1.05
Exercises	(25,000)	$1.00	(75,000)	$1.00	—	—
Forfeitures	—	—	—	—	—	—
Expirations	(2,500)	$3.24	(2,500)	$12.00	(27,500)	$2.11

Outstanding, end of year	704,101	$2.09	320,000	$1.32	257,500	$1.06

Exercisable, end of year	664,101	$2.13	290,000	$1.22	227,500	$1.06

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock Options, continued:

     A summary of the outstanding non-qualified stock options as of December 31, 2003, follows:

Range of Exercise		Weighted Average Remaining	Weighted Average
Prices	Amount Outstanding	Contractual Life	Exercise Price
Less than $1.00	67,500	1.3 years	$0.70
$1.00 - $1.99	374,526	2.2 years	$1.52
$2.00 - $2.99	30,000	3.4 years	$2.30
$3.00 - $3.99	232,075	4.9 years	$3.38

     At December 31, 2003, there were grants for 232,075 underlying shares which are subject to shareholder approval for an increase in the aggregate shares under the Non-Qualified Plan. The Company expects to set forth a proposal to increase the shares under the Plan for vote by the shareholders at its Annual Meeting of Shareholders scheduled for June 10, 2004. The grants will become null and void if the Company’s shareholders fail to approve an increase in the aggregate number of shares under the Plan.

15.	Earnings Per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for all years presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all years presented. Common stock equivalents in 2003, 2002, and 2001 that were not included in the computation of diluted EPS because the effect would be antidilutive were 5,068,300, 1,974,900, and 757,900, respectively.

16.	Recently Issued Financial Accounting Standards:

     Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company’s financial position, results of operations or cash flows at December 31, 2003, or for the year then ended.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Recently Issued Financial Accounting Standards, continued:

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have any impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS No. 150 be classified as a liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraphs nine and ten for these non-controlling interests during the deferral period; and (ii) require the restatement of any financial statements that have been issued where those provisions were applied to mandatorily redeemable non-controlling interests. SFAS No. 150 did not have any impact on the Company’s financial position, results of operations, or cash flows at December 31, 2003, or for the year then ended.

17.	Subsequent Event

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,862,600	$3,387,100	$3,208,700	$2,551,700
Operating loss (1)	($2,445,300)	($2,989,800)	($2,209,800)	($2,640,500)
Net loss (1)	($1,884,000)	($2,926,400)	($2,450,100)	($2,767,700)
Net loss per share	($0.09)	($0.14)	($0.11)	($.11)

	2002
Sales	$4,042,300	$2,838,000	$4,903,600	$5,593,200
Operating loss (1)	($1,819,900)	($1,112,300)	($553,700)	($1,777,800)
Net loss (1)	($2,791,600)	($1,322,300)	($142,300)	($1,117,300)
Net loss per share	($0.17)	($0.07)	($0.01)	($0.04)

(1)	Includes write downs of inventory to net realizable value as follows:

	2003	2002
First quarter	$538,100	—
Second quarter	$1,185,800	—
Third quarter	$433,800	—
Fourth quarter	$642,600	$253,800

     The write downs of inventories in 2003 were a result of high unit costs of production resulting from lower production levels.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in the Company’s certified public accountants during the past two years. There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9(a). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Control Over Financial Reporting

     The Company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company’s financial reporting, the effectiveness and efficiency of the Company’s operations and the Company’s compliance with applicable laws and regulations. There have been no changes in the Company’s internal controls or in other factors during the fourth fiscal quarter that could significantly affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” included in the Company’s Proxy Statement for the 2004 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears under the captions “Compensation Committee Interlocks and Insider Participation”, “Report of the Compensation Committee on Executive Compensation”, “Compensation of Officers”, “Shareholder Return Performance Graph”, “Compensation of Directors”, and “Change in Control Arrangement” included in the Company’s Proxy Statement for the 2004 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS

     The information required by this item appears under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” included in the Company’s Proxy Statement for the 2004 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is not currently applicable to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item appears under the caption “Relationship with Independent Accountants” included in the Company’s Proxy Statement for the 2004 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements (included in Part II of this Report)

Report of Independent Accountants

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Operations – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(b)	A report on Form 8-K was filed on November 14, 2003 in connection with the Company’s news release announcing its financial results for the third quarter of 2003.

(c)	Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 70 — 71. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Chlumsky, Armbrust & Meyer

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: March 19, 2004	/s/ Richard H. De Voto

Richard H. De Voto
Principal Executive Officer

Date: March 19, 2004	/s/ Gary C. Huber

Gary C. Huber
Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 19, 2004	/s/ Richard H. De Voto

Richard H. De Voto, Director

Date: March 19, 2004	/s/ Gary C. Huber

Gary C. Huber, Director

Date: March 19, 2004	/s/ Leland O. Erdahl

Leland O. Erdahl, Director

Date: March 19, 2004	/s/ David K. Fagin

David K. Fagin, Director

Date: March 19, 2004	/s/ Richard F. Mauro

Richard F. Mauro, Director

Date: March 19, 2004	/s/ Ronald D. Parker

Ronald D. Parker, Director

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Chlumsky, Armbrust & Meyer

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.