Form 10-Q
period 2004-03-31
CANYON RESOURCES CORP
filed 2004-05-24
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the period ended March 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from            to

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act.) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,932,865 shares of the Company’s Common Stock were outstanding as of May 3, 2004.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended March 31, 2004

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Consolidated Balance Sheets		Page 2

Consolidated Statements of Operations		Page 3

Consolidated Statements of Cash Flows		Page 4-5

Consolidated Statements of Changes in Stockholders’ Equity		Page 6

Notes to Interim Consolidated Financial Statements		Page 7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 27

Item 4.	Controls and Procedures	Page 28

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
		(Restated)
ASSETS
Cash and cash equivalents	$9,326,300	$4,139,800
Restricted cash	307,100	307,100
Accounts receivable	33,400	128,200
Metal inventories	8,227,400	4,238,300
Materials and supplies	126,900	128,900
Prepaid and other assets	884,300	561,100

Total current assets	18,905,400	9,503,400

Property and equipment, at cost
Producing properties	50,631,900	50,265,100
Other	915,200	940,000

	51,547,100	51,205,100
Accumulated depreciation and depletion	(49,205,900)	(43,609,300)

Net property and equipment	2,341,200	7,595,800

Undeveloped mineral claims and leases, net	15,363,400	16,031,400
Restricted cash	2,824,600	2,819,900
Other assets	557,100	457,100

Total Assets	$39,991,700	$36,407,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,405,300	$2,138,200
Notes payable – current	3,711,400	1,037,400
Capital leases – current	19,400	20,400
Asset retirement obligations	932,500	932,500
Unrealized loss on derivative instruments	—	147,200
Other current liabilities	332,800	340,200

Total current liabilities	7,401,400	4,615,900
Notes payable – long term	—	2,674,000
Capital leases – long term	29,700	33,600
Asset retirement obligations	3,296,100	3,371,200

Total Liabilities	10,727,200	10,694,700

Commitments and contingencies (Note 9)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding:
27,775,700 at March 31, 2004, and 25,593,800 at December 31, 2003	277,800	255,900
Capital in excess of par value	126,099,300	116,864,400
Deferred compensation	(246,900)	(264,200)
Deficit	(96,865,700)	(91,143,200)

Total Stockholders’ Equity	29,264,500	25,712,900

Total Liabilities and Stockholders’ Equity	$39,991,700	$36,407,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2004	2003
		(Restated)
REVENUE
Sales	$1,737,500	$3,862,600

EXPENSES
Cost of sales (exclusive of depreciation, depletion, and amortization)	3,821,000	3,633,600
Depreciation, depletion, and amortization	1,610,700	2,084,600
Selling, general and administrative	1,721,600	439,100
Exploration and development costs	378,400	225,000
Accretion expense	43,300	46,500
Gain on asset disposals	—	(76,300)

	7,575,000	6,352,500

OTHER INCOME (EXPENSE)
Interest income	15,500	9,600
Interest expense	(58,700)	(74,200)
Gain on derivative instruments	147,200	487,600
Other	11,000	150,000

	115,000	573,000

Loss before cumulative effect of change in accounting principle	(5,722,500)	(1,916,900)
Cumulative effect of change in accounting principle	—	(11,700)

Net loss	($5,722,500)	($1,928,600)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	($0.22)	($0.10)
Cumulative effect of change in accounting principle	—	—

Basic and diluted net loss per share	($0.22)	($0.10)

Weighted average shares outstanding	26,377,900	20,300,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	($5,722,500)	($1,928,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,610,700	2,084,600
Amortization of financing costs	–	12,200
Cumulative effect of change in accounting principle	–	11,700
Gain on asset dispositions	–	(76,300)
Gain on derivative instruments	(147,200)	(487,600)
Non-cash compensation expense	1,259,700	44,600
Other	66,700	26,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	94,800	(500)
Decrease in inventories	698,300	388,500
Increase in prepaid and other assets	(423,200)	(35,200)
Increase (decrease) in accounts payable and accrued liabilities	267,400	(262,000)
Decrease in other liabilities	(75,100)	(11,300)
Increase in restricted cash	(4,700)	(374,500)

Total adjustments	3,347,400	1,320,200

Net cash used in operating activities	(2,375,100)	(608,400)

Cash flows from investing activities:
Purchases and development of property and equipment	(381,200)	(25,400)
Proceeds from asset sales	–	186,600
Increase in restricted cash	–	(43,800)

Net cash provided by (used in) investing activities	(381,200)	117,400

Cash flows from financing activities:
Issuance of stock	7,947,700	26,000
Proceeds from sale of debentures	–	3,299,000
Payments on debt	–	(1,612,100)
Payments on capital lease obligations	(4,900)	(93,500)

Net cash provided by financing activities	7,942,800	1,619,400

Net increase in cash and cash equivalents	5,186,500	1,128,400
Cash and cash equivalents, beginning of year	4,139,800	430,800

Cash and cash equivalents, end of period	$9,326,300	$1,559,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $58,700 of interest during the first three months of 2004, and $62,000 during the corresponding period of 2003.

2.	The Company paid no income taxes during the first three months of 2004 nor the corresponding period of 2003.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first three months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first three months of 2003.

3.	During the first three months of 2004, the Company issued 52,300 shares of common stock with a proceeds value of $66,700 to an employee as compensation for services. During the first three months of 2003, the Company issued 27,900 shares of common stock with a proceeds value of $26,000 to an employee as compensation for services.

4.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $1,259,700 and $44,600 during the first three months of 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in			Common
	Number of	At Par	Excess of Par	Deferred	Retained	Stockholders'
	Shares	Value	Value	Compensation	Deficit	Equity
Balances, January 1, 2004 as restated	25,593,800	$255,900	$116,864,400	($264,200)	($91,143,200)	$25,712,900
Stock issued for cash	1,631,000	16,300	7,111,000	–	–	7,127,300
Exercise of warrants	483,600	4,900	811,400	–	–	816,300
Exercise of stock options	15,000	200	3,900	–	–	4,100
Other stock issued	52,300	500	66,200	–	–	66,700
Other equity changes (1)	–	–	1,242,400	17,300	–	1,259,700
Comprehensive loss
Net loss					(5,722,500)	(5,722,500)
Other comprehensive loss	–	–	–	–	–	–

Comprehensive loss					(5,722,500)	(5,722,500)

Balances, March 31, 2004	27,775,700	$277,800	$126,099,300	($246,900)	($96,865,700)	$29,264,500

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plans.

	Common Stock		Capital in			Common
	Number of	At Par	Excess of Par	Deferred	Retained	Stockholders'
	Shares	Value	Value	Compensation	Deficit	Equity
Balances, January 1, 2003 as restated	18,853,400	$188,500	$104,966,300	($6,500)	($78,652,900)	$26,495,400
Stock issued in payment of services	2,099,600	21,000	1,931,600	–	–	1,952,600
Exercise of stock options	30,900	300	25,700	–	–	26,000
Other stock issued	27,900	300	25,700	–	–	26,000
Other equity changes (1)	–	–	51,000	(6,400)	–	44,600
Comprehensive loss
Net loss (Restated)					(1,928,600)	(1,928,600)
Other comprehensive loss	–	–	–	–	–	–

Comprehensive loss (Restated)					(1,928,600)	(1,928,600)

Balances, March 31, 2003, as restated	21,011,800	$210,100	$107,000,300	($12,900)	($80,581,500)	$26,616,000

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plans.

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

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2004.

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

3. Stock Based Compensation:

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders to exercise options by surrendering shares underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options are accounted for using variable plan accounting. As a result, while no compensation cost has been recognized at the grant date as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized. Had compensation cost been recorded under the fair value provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three months ended March 31:

	2004	2003
		(Restated)
Net loss, as reported	($5,722,500)	($1,928,600)
Deduct: compensation expense determined under variable plan accounting	1,259,700	44,600
Add: compensation expense determined under fair value based method	(16,200)	(29,000)

Pro forma net loss	($4,479,000)	($1,913,000)

Basic and diluted loss per share
o As reported	($0.22)	($0.10)
o Pro forma	($0.17)	($0.09)

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Earnings per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 123, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three months ended March 31, 2004 and 2003 that were not included in the computation of diluted EPS because the effect would have been antidilutive were 6,787,700 and 3,271,200, respectively.

5. Restricted Cash:

     Restricted cash consisted of the following at:

	March 31,	December 31,
	2004	2003
Collateral for Letter of Credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events(b)	151,200	150,800
Kendall Mine reclamation(c)	1,924,400	1,920,100
McDonald Gold Project cash reclamation bond(d)	500,000	500,000
Net proceeds from property sales(e)	272,100	272,100
Escrow deposits(f)	35,000	35,000

	3,131,700	3,127,000
Current portion	307,100	307,100

Noncurrent portion	$2,824,600	$2,819,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2004, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 9(a))

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 9(e)).

(f)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories:

     Metal inventories consisted of the following at:

	March 31, 2004	December 31, 2003
Broken ore under leach	$7,694,000	$4,191,400
Doré	533,400	46,900

	$8,227,400	$4,238,300

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $2,367,800 and $538,100 during the first quarters of 2004 and 2003, respectively.

7.	Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	March 31, 2004			December 31, 2003
	Gross	Accumulated		Gross	Accumulated
	Carrying Value	Amortization	Net Book Value	Carrying Value	Amortization	Net Book Value
Property:
McDonald	$16,200,200	($4,556,300)	$11,643,900	$16,200,200	($4,050,000)	$12,150,200
Seven-Up Pete	5,175,000	(1,455,500)	3,719,500	5,175,000	(1,293,800)	3,881,200

	$21,375,200	($6,011,800)	$15,363,400	$21,375,200	($5,343,800)	$16,031,400

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Note 9(d) for a discussion of the legal status of the properties.

8.	Notes Payable:

     Notes payable consisted of the following at:

	March 31, 2004	December 31, 2003
Caterpillar Finance (a)	$1,037,400	$1,037,400
Debentures (b)	2,674,000	2,674,000

	3,711,400	3,711,400
Current portion	3,711,400	1,037,400

Notes payable – Noncurrent	$—	$2,674,000

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%. Remaining principal is due in the second quarter of 2004.

(b)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Notes Payable, continued:

retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. The principal amount, unless otherwise converted, is due March 1, 2005.

9.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,924,400 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

(c)	Contingent Liability

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

The Company made an initial payment of $5 million and is required to make a final payment of $10.0 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from any potential takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases.

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

On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

Should I-137 be overturned through the legal process or by voter initiative, significant capital will be required to resume permitting and ultimately develop the McDonald Gold Project. No assurances can be made regarding the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future.

(e)	McDonald Gold Project — State Leases

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

The proposed new initiative, I-147, described above contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the proposed new initiative, if qualified for the ballot and then enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of March 31, 2004.

(g)	Assignment of Royalty Proceeds

In October 2001, the Company issued 1,050,000 shares of common stock with a fair market value of $1,207,500 to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company’s Briggs Mine, commencing April 1, 2001.

From April 1, 2001 through March 31, 2004, the Briggs Mine had produced 172,997 ounces of gold and will be subject to a 3% net smelter returns royalty on all remaining production once the 175,000 ounce threshold is achieved.

(h)	Other Items

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

The Company, through March 31, 2004, had funded $500,000 of exploration and metallurgical test work. The Company is presently evaluating those results and will make a determination in the third quarter of 2004 whether to proceed to the next phase, which would require a $3.0 million commitment and allow the Company to earn a 50% interest in the project. Should the Company elect to not proceed with this phase, it will receive 600,000 shares of Gold Resource Corporation as consideration for its funding of $500,000 of exploration, engineering and metallurgical test work.

10.	Derivative Instruments and Price Protection Arrangements:

     During the first three months of 2004, the Company delivered gold against a forward contract that existed at December 31, 2003 (3,820 ounces at an average price of approximately $377 per ounce) which resulted in a gain of $147,200. During the first quarter of 2003, a mark-to-market gain of $487,600 was recorded. These gains are shown as a separate line item in the other income (expense) section in the Statement of Operations.

11.	Income Taxes:

     The Company has not recorded a tax benefit for the current period as the realization is not expected to be likely during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

12.	Restatement of Prior Financial Information:

     The Company has restated its financial statements for prior periods to account for the Company’s stock option plans using variable plan accounting, insofar as the Company has permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company has accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. The following sets forth the effects of the aforementioned adjustment to the Company’s Consolidated Statements of Operations for each of the quarters in 2003 and their respective year-to-date amounts, the Company’s Consolidated Statements of Cash Flows in 2003 for the three, six and nine month periods and full year, and the Company’s Consolidated Balance Sheet at December 31, 2003.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

12.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
REVENUE
Sales	$3,862,600	$—		$3,862,600

EXPENSES
Cost of sales	3,628,200	5,400	(a)	3,633,600
Depreciation, depletion and amortization	2,084,600	—		2,084,600
Selling, general and administrative	409,800	29,300	(b)	439,100
Exploration and development costs	215,100	9,900	(c)	225,000
Accretion expense	46,500	—		46,500
Gain on asset disposals	(76,300)	—		(76,300)

	6,307,900	44,600		6,352,500

OTHER INCOME (EXPENSE)	573,000	—		573,000

Loss before cumulative effect of change in accounting principle	(1,872,300)	(44,600)		(1,916,900)
Cumulative effect of change in accounting principle	(11,700)	—		(11,700)

Net loss	($1,884,000)	($44,600)		($1,928,600)

Basic and diluted net loss per share	($0.09)	($0.01)		($0.10)

Weighted average shares outstanding	20,300,500	20,300,500		20,300,500

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

12.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	As Previously			As	As Previously			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated
REVENUE
Sales	$3,387,100	$—		$3,387,100	$7,249,700	$—		$7,249,700

EXPENSES
Cost of sales	4,173,500	—		4,173,500	7,801,700	5,400	(a)	7,807,100
Depreciation, depletion & amortization	1,545,700	—		1,545,700	3,630,000	—		3,630,300
Selling, general and administrative	435,400	93,700	(b)	529,100	845,200	123,000	(b)	968,200
Exploration and development costs	175,100	4,200	(c)	179,300	390,200	14,100	(c)	404,300
Accretion expense	46,600	—		46,600	93,100	—		93,100
(Gain) loss on asset disposals	600	—		600	(75,700)	—		(75,700)

	6,376,900	97,900		6,474,800	12,684,800	142,500		12,827,300

OTHER INCOME (EXPENSE)	63,400	—		63,400	636,400	—		636,400

Loss before cumulative effect of change in accounting principle	(2,926,400)	(97,900)		(3,024,300)	(4,798,700)	(142,500)		(4,941,200)
Cumulative effect of change in accounting principle	—	—		—	(11,700)	—		(11,700)

Net loss	($2,926,400)	($97,900)		($3,024,300)	($4,810,400)	($142,500)		($4,952,900)

Basic and diluted net loss per share	($0.14)	—		($0.14)	($0.23)	($0.01)		($0.24)

Weighted average shares outstanding	21,021,100	21,021,100		21,021,100	20,660,800	20,660,800		20,660,800

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	As Previously		As	As Previously			As
	Reported	Adjustment	Restated	Reported	Adjustment		Restated
REVENUE
Sales	$3,208,700	$—	$3,208,700	$10,458,400	$—		$10,458,400

EXPENSES
Cost of sales	3,449,400	—	3,449,400	11,251,100	5,400	(a)	11,256,500
Depreciation, depletion & amortization	1,345,500	—	1,345,500	4,975,800	—		4,975,800
Selling, general and administrative	334,100	264,300 (b)	598,400	1,179,300	387,300	(b)	1,566,600
Exploration and development costs	252,500	12,800 (c)	265,300	642,700	26,900	(c)	669,600
Accretion expense	46,500	—	46,500	139,600	—		139,600
Gain on asset disposals	(9,500)	—	(9,500)	(85,200)	—		(85,200)

	5,418,500	277,100	5,595,600	18,103,300	419,600		18,522,900

OTHER INCOME (EXPENSE)	(240,300)	—	(240,300)	396,100	—		396,100

Loss before cumulative effect of change in accounting principle	(2,450,100)	(277,100)	(2,727,200)	(7,248,800)	(419,600)		(7,668,400)
Cumulative effect of change in accounting principle	—	—	—	(11,700)	—		(11,700)

Net loss	($2,450,100)	($277,100)	($2,727,200)	($7,260,500)	($419,600)		($7,680,100)

Basic and diluted net loss per share	($0.11)	($0.01)	($0.12)	($0.34)	($0.02)		($0.36)

Weighted average shares outstanding	23,107,200	23,107,200	23,107,200	21,480,400	21,480,400		21,480,400

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

12.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2003				Year Ended December 31, 2003
	As Previously			As	As Previously			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated
REVENUE
Sales	$2,551,700	$—		$2,551,700	$13,010,100	$—		$13,010,100

EXPENSES
Cost of sales	3,637,500	12,100	(a)	3,649,600	14,888,600	17,500	(a)	14,906,100
Depreciation, depletion & amortization	878,700	—		878,700	5,854,500	—		5,854,500
Selling, general and administrative	407,300	1,953,800	(b)	2,361,100	1,586,600	2,341,100	(b)	3,927,700
Exploration and development costs	222,300	76,600	(c)	298,900	865,000	103,500	(c)	968,500
Accretion expense	46,500	—		46,500	186,100	—		186,100
Gain on asset disposals	(100)	—		(100)	(85,300)	—		(85,300)

	5,192,200	2,042,500		7,234,700	23,295,500	2,462,100		25,757,600

OTHER INCOME (EXPENSE)	(127,200)	—		(127,200)	268,900	—		268,900

Loss before cumulative effect of change in accounting principle	(2,767,700)	(2,042,500)		(4,810,200)	(10,016,500)	(2,462,100)		(12,478,600)
Cumulative effect of change in accounting principle	—	—		—	(11,700)	—		(11,700)

Net loss	($2,767,700)	($2,042,500)		($4,810,200)	($10,028,200)	($2,462,100)		($12,490,300)

Basic and diluted net loss per share	($0.11)	($0.08)		($0.19)	($0.45)	($0.11)		($0.56)

Weighted average shares outstanding	25,519,500	25,519,500		25,519,500	22,487,100	22,487,100		22,487,100

(a)	Compensation expense associated with stock options granted to employees at the Briggs Mine.

(b)	Compensation expense associated with stock options granted to management, non-employee directors, and consultants.

(c)	Compensation expense associated with stock options granted to employees of the McDonald Gold Project.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($1,884,000)	($44,600)		($1,928,600)
Adjustments to reconcile net loss to net cash used in operating activities	1,275,600	44,600	(d)	1,320,200

Net cash used in operating activities	(608,400)	–		(608,400)
Cash flows from investing activities:
Net cash provided by investing activities	117,400			117,400
Cash flows from financing activities:
Net cash provided by financing activities	1,619,400			1,619,400

Net increase in cash and cash equivalents	1,128,400			1,128,400
Cash and cash equivalents, beginning of year	430,800			430,800

Cash and cash equivalents, end of period	$1,559,200			$1,559,200

	Six Months Ended June 30, 2003
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($4,810,400)	($142,500)		($4,952,900)
Adjustments to reconcile net loss to net cash used in operating activities	3,782,300	142,500	(d)	3,924,800

Net cash used in operating activities	(1,028,100)	–		(1,028,100)
Cash flows from investing activities:
Net cash used in investing activities	(229,000)			(229,000)
Cash flows from financing activities:
Net cash provided by financing activities	2,420,200			2,420,200

Net increase in cash and cash equivalents	1,163,100			1,163,100
Cash and cash equivalents, beginning of year	430,800			430,800

Cash and cash equivalents, end of period	$1,593,900			$1,593,900

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($7,260,500)	($419,600)		($7,680,100)
Adjustments to reconcile net loss to net cash used in operating activities	6,583,200	419,600	(d)	7,002,800

Net cash used in operating activities	(677,300)	–		(677,300)
Cash flows from investing activities:
Net cash used in investing activities	(1,425,100)			(1,425,100)
Cash flows from financing activities:
Net cash provided by financing activities	7,492,900			7,492,900

Net increase in cash and cash equivalents	5,390,500			5,390,500
Cash and cash equivalents, beginning of year	430,800			430,800

Cash and cash equivalents, end of period	$5,821,300			$5,821,300

	Year Ended December 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($10,028,200)	($2,462,100)		($12,490,300)
Adjustments to reconcile net loss to net cash used in operating activities	9,075,400	2,462,100	(d)	11,537,500

Net cash used in operating activities	(952,800)	–		(952,800)
Cash flows from investing activities:
Net cash used in investing activities	(3,090,200)			(3,090,200)
Cash flows from financing activities:
Net cash provided by financing activities	7,752,000			7,752,000

Net increase in cash and cash equivalents	3,709,000			3,709,000
Cash and cash equivalents, beginning of year	430,800			430,800

Cash and cash equivalents, end of period	$4,139,800			$4,139,800

(d)	Non-cash compensation expense.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
ASSETS
Total assets	$36,407,600	$–		$36,407,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,694,700	–		10,694,700

Common stock	255,900	–		255,900
Capital in excess of par value	112,135,800	4,728,600	(e)	116,864,400
Deferred compensation	–	(264,200	)(f)	(264,200)
Deficit	(86,678,800)	(4,464,400	)(g)	(91,143,200)

Total Stockholders’ Equity	25,712,900	–		25,712,900

Total Liabilities and Stockholders’ Equity	$36,407,600	$–		$36,407,600

(e)	Total compensation accrued (vested and non-vested in-the-money stock option awards outstanding and stock options exercised).

(f)	Non-vested in-the-money stock option awards outstanding.

(g)	Cumulative effect (vested in-the-money stock option awards outstanding and stock options exercised).

13.  Recently Issued Financial Accounting Standards:

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows.

     The Emerging Issues Task Force (EITF) formed a committee (Committee) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (FSP) in this regard.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Recently Issued Financial Accounting Standards, continued:

     On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company is presently evaluating the impact that adoption of the FSP will have on its financial position, results of operations, and cash flows.

     The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on the Company’s accounting in the future.

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

Restatement of Financial Statements

     As further discussed in Note 12 to the Consolidated Financial Statements, the Company has restated its financial statements for prior periods to account for the Company’s stock option plans using variable plan accounting, insofar as the Company has permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company has accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. For the three months ended March 31, 2003, the adjustment increased the Company’s net loss by $44,600, or $0.01 per share.

Overview

     The Company’s financial condition and liquidity improved from December 31, 2003 to March 31, 2004, primarily due to an equity financing which resulted in proceeds of $7.1 million and the exercise of certain warrants, which resulted in proceeds of $0.8 million. These inflows allowed the Company to absorb negative operating cash flow of $2.3 million and spend $0.4 million on development of the last area of known reserves at the Briggs Mine. The Company ended the quarter with $9.3 million of cash and cash equivalents.

     Revenues declined 55% from the prior period, due to lower production levels, as the Briggs operation nears the end of its mine life. Improving spot gold prices resulted in price realizations of $383 per ounce during the first three months of 2004, as compared to $307 per ounce in the first three months of 2003. Overall, the Company’s results of operations reflect a higher net loss in 2004 as the improvement in price realizations was more than offset by lower aggregate revenues and higher unit costs of sales.

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

Critical Accounting Policies and Estimates

     The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Users of financial information produced for interim periods are encouraged to refer to the Company’s accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in its Annual Report on Form 10-K.

Results of Operations

     The Company recorded a net loss of $5.7 million, or $0.22 per share, on revenues of $1.7 million for the three months ended March 31, 2004. For the comparable period of 2003, the Company recorded a net loss of $1.9 million, or $0.10 per share, on revenues of $3.9 million.

     For the three months ended March 31, 2004, the Company sold 4,540 ounces of gold and at an average price of $383 per equivalent gold ounce. For the comparable period of 2003, the Company sold 12,550 ounces of gold and 4,300 ounces of silver at an average realized price of $307 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $409 and $352 per ounce for the three months ended March 31, 2004 and 2003, respectively.

     The following table summaries the Company’s gold deliveries and revenues:

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Ounce	$000s	Ounces	Ounce	$000s
Deliveries
Forwards	3,820	$377	$1,442	4,200	$270	$1,133
Spot sales	720	$410	295	8,350	$345	2,883
Cash settlement of forwards	–	–	–	–	–	(173)
Deferred income	–	–	–	–	–	–

	4,540	$383	1,737	12,550	$306	3,843
Other transactions
Silver proceeds	–	–	–	–	–	20

	4,540	$383	$1,737	12,550	$307	$3,863

     Cost of sales was $3.8 million for the three months ended March 31, 2004, as compared to $3.6 million in the prior period. These amounts include write downs of inventory at the Briggs Mine to net realizable value of $2.4 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

     Depreciation, depletion and amortization was higher in the current period due to a greater number of recoverable ounces mined, as the Company commenced mining of the high grade North Briggs lay back.

     Selling, general and administrative expense was approximately $1.3 million higher in the current period due to accrued compensation recorded in connection with the Company’s stock option plans and to increased investor relations activity.

     Exploration and development costs were approximately $0.2 million higher in the current period due to higher costs at the Company’s McDonald Gold Project.

     Interest income and expense was not materially different for the periods presented.

     The Company recognized a gain of approximately $0.076 million in connection with the sale of certain property interests during the three months ended March 31, 2003. There was no comparable activity in the current period.

     During the first quarter of 2004, the Company recorded a gain on a forward gold contract of approximately $0.1 million. During the first quarter of 2003, a mark-to-market gain of approximately $0.5 million was recorded. These gains are shown as a separate line item in the other income (expense) section on the Statement of Operations.

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

Liquidity & Capital Resources

     For the three months ended March 31, 2004, operating activities used $2.3 million of cash, investing activities used $0.4 million of cash and financing activities provided $7.9 million of cash, resulting in a net increase in cash of $5.2 million. Cash and cash equivalents at March 31, 2004 was $9.3 million.

     During the first three months of 2004, the Company (i) raised $7.1 million through the sale of 1,631,000 shares of common stock at a price of $4.37 per share and (ii) received proceeds of approximately $0.8 million in connection with the exercise of certain warrants.

Outlook

Summary

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

Operations

     Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be actively leached throughout 2004. Reclamation of the waste dumps will commence in the second quarter of 2004 and continue through the year, at a cost of approximately $0.7 million. The Briggs Mine is expected to produce approximately 31,000 ounces of gold in 2004 at cash operating costs of approximately $200 — $220 per ounce.

     The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2004. This estimate is based on the likelihood that only pad recontouring work will be undertaken in 2004 as a result of the Montana Department of Environmental Quality’s decision to require an Environmental Impact Statement before proceeding with reclamation activities. See Note 9(a) to the Consolidated Financial Statements.

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2004. In addition, the Company expects to participate financially in the proposed new initiative, I-147, for the November 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit mines with appropriate engineering practices and environmental safeguards.

Financing

     At March 31, 2004, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 964,100 shares of common stock at an exercise price of $1.67 per share, which expire on September 30, 2004 and ii) warrants to purchase 2,251,800 shares of common stock at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of between $6.1 million and $6.5 million would be realized on exercise of these warrants, depending on the terms in effect at the time of exercise.

     The Company’s 6% convertible debentures ($2.7 million of principal at March 31, 2004), are convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The principal amount, if not otherwise converted, is due March 1, 2005.

Contractual Obligations

     The Company’s contractual obligations are as follows:

		Payments due by period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations(1)	$3,711,400	$3,711,400	$–	$–	$–

Capital lease obligations	49,100	19,400	29,700	–	–

Operating lease obligations	161,900	44,500	100,300	17,100	–

Purchase obligations(2)	1,185,600	1,185,600	–	–	–

Other long-term liabilities	4,228,600	932,500	3,296,100	–	–

Total	$9,336,600	$5,893,400	$3,426,100	$17,100	$–

(1)	Includes $2,674,000 of convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock.

(2)	One year purchase contract for cyanide consumption at the Briggs Mine.

Potential Commitment

     During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado corporation, which is an affiliate of, and 40% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. The Company, through March 31, 2004, had funded $0.5 million of exploration and metallurgical test work. The Company is presently evaluating those results and will make a determination in the third quarter of 2004 whether to proceed to the next phase, which would require a $3.0 million commitment and allow the Company to earn a 50% interest in the project. Should the Company elect to not proceed with this phase, it will receive 600,000 shares of Gold Resource Corporation as consideration for its funding of $0.5 million of exploration, engineering and metallurgical test work.

Other Matters

McDonald Gold Project – Anti-Mining Initiative

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

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with appropriate engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

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

     The proposed new initiative, I-147, described above contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the proposed new initiative, if qualified for the ballot and then enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

Kendall Mine — Lawsuit and Preliminary Injunction

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of March 31, 2004.

Recently Issued Financial Accounting Standards:

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows.

     The Emerging Issues Task Force (EITF) formed a committee (Committee) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (FSP) in this regard.

     On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company is presently evaluating the impact that adoption of the FSP will have on its financial position, results of operations, and cash flows.

     The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on the Company’s accounting in the future.

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

     At March 31, 2004, future production from the Company’s Briggs Mine was unhedged. At current production levels, a $10 per ounce change in the price of gold will impact the Company’s annual profitability and cash flow by approximately $0.3 million.

Interest Rates

     At March 31, 2004, the Company’s debt was approximately $3.7 million of which $2.7 million relates to its 6% convertible debentures and $1.0 million relates to a fixed rate (6.75%) financing of a lease buy-out of the mining fleet at the Briggs Mine. Thus, the Company is not presently subject to interest rate risk.

Foreign Currency

     The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

Item 4. Controls and Procedures

     Based on an evaluation by the Company’s management as of the end of the period covered by this Quarterly Report on Form 10-Q, subject to and except for the discussion below and elsewhere in this Form 10-Q concerning the restatement of our financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined by regulations of the Securities Exchange Act of 1934 is amended (the “Exchange Act”), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

     The restatement of the Company’s financial statements contained in this Form 10-Q are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Statements,” and in Note 12 of the Notes to the Interim Consolidated Financial Statements included in Part 1, Item 1.

     The Company’s independent auditors, PricewaterhouseCoopers LLP, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the AICPA) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company has performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement discussed in this Form 10-Q. In response to this matter, the Company, during the second quarter 2004, has put additional internal controls in place over the accounting for these stock option plans.

     The Company has identified no changes in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1. Legal Proceedings

No material changes.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the first three months of 2004, the Company issued 52,300 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities None

Item 3.	Defaults Upon Senior Securities	None
Item 4. Submission of Matters to Vote of Security Holders None

Item 4.	Submission of Matters to Vote of Security Holders	None
Item 5. Other Information None

Item 5.	Other Information	None
Item 6(a) Exhibits

Item 6(a) Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 30 – 31. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.
Item 6(b) Reports on Form 8-K

Item 6(b) Reports on Form 8-K

A report on Form 8-K was filed under date of March 2, 2004 concerning the Company’s financial results for the fiscal year ended December 31, 2003.

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

CANYON RESOURCES CORPORATION

Date: May 24, 2004	/s/ Richard H. De Voto Richard H. De Voto President

Date: May 24, 2004	/s/ Gary C. Huber Gary C. Huber Vice President-Finance

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)
10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.