Form 10-K/A
period 2003-12-31
CANYON RESOURCES CORP
filed 2004-05-28
CIK 739460

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [   ] No [X]

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

Total Number of Pages: 56
Exhibit Index: Page 53

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (Amendment) amends in their entirety Items 6, 7, 8, 9(a), and 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 19, 2004. The purpose of this Amendment is to restate the Company’s financial information to account for the Company’s stock option plans using variable plan accounting and is more fully described in Note 16 to the Consolidated Financial Statements included in Item 8 of this 10-K/A. All information contained in this Amendment is as of December 31, 2003 and does not reflect any subsequent information or events other than the restatement of financial information referred to above.

PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected information regarding the Company’s financial condition and results of operations over the past five years. (1)

	December 31,
	2003	2002	2001	2000		1999
	RESTATED	RESTATED	RESTATED	RESTATED		RESTATED
Summary of Consolidated Balance Sheets
Working Capital	$4,887,500	$3,982,800	$2,916,300	$4,054,500		$240,300
Current Assets	9,503,400	10,590,700	11,532,800	13,978,200		13,899,200
Total Assets	36,407,600	37,025,900	45,267,500	50,015,900	(2)	71,075,700
Current Liabilities	4,615,900	6,607,900	8,616,500	9,923,700		13,658,900
Long-term Obligations	6,078,800	3,922,600	6,492,400	7,282,000		11,937,700
Total Liabilities	10,694,700	10,530,500	15,108,900	17,205,700		25,596,600
Common Stockholders’ Equity	25,712,900	26,495,400	30,158,600	32,810,200		45,479,100
Summary of Consolidated Statements of Operations
Sales	$13,010,100	$17,377,100	$28,126,000	$34,726,300		$30,904,500
Income (Loss) Before Extraordinary Items and Cumulative Effect of Change in Accounting Principle	(12,478,600)
Net Income (Loss)	(12,490,300)	(5,481,300)	(7,464,100)	(13,373,000	)(5)	844,400	(6)
Net Income (Loss) Per Share (3)
Basic and Diluted (4)	(0.56)	(0.29)	(0.54)	(1.14	)(5)	0.07	(6)

(1)	Financial information has been restated. See Note 16 to the Consolidated Financial Statements.

(2)	The Company wrote-down the carrying value of its Briggs Mine assets to fair market value in 2000.

(3)	Per share amounts in 1999 have been restated to give effect to the Company’s March 24, 2000 1/4 reverse split.

(4)	Common stock equivalents had no effect on per share amounts in 1999 and would be antidilutive during 2003, 2002, 2001, and 2000, respectively, as the Company recorded net losses.

(5)	Impact of restatement was to increase the Company’s net loss by $49,800, or $0.01 per share.

(6)	Impact of restatement was to decrease the Company’s net income by $72,600, or $0.01 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The matters discussed in this report on Form 10-K/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, judicial proceedings, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Most of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Restatement of Financial Information

     As further discussed in Note 16 to the Consolidated Financial Statements, the Company has restated its financial statements to account for the Company’s stock option plans using variable plan accounting, insofar as the Company has permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2001 and increased the Company’s net loss by $2,462,100, or $0.11 per share in 2003, $107,800 in 2002, and $17,900, in 2001. The adjustments had no effect on per share amounts in 2002 and 2001. The adjustments also increased net losses of years prior to 2001 by $1,876,600 and therefore increased Retained Deficit by $1,876,600 at January 1, 2001. The Company has also restated its results of operations for each of the quarters in 2003 and 2002 as discussed under “Selected Quarterly Financial Data” on page 51. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

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

     Revenues continued to decline year over year, due to lower production levels, as the Briggs operation nears the end of its mine life. Revenues declined 25% in 2003 from 2002 levels and 54% from 2001 levels. Improving spot gold prices resulted in price realizations of $347 per ounce in 2003 as compared to $300 per ounce in 2002 and $289 per ounce in 2001. Overall, the Company’s results of operations reflect higher losses before gains on asset disposals year over year ($12.4 million in 2003; $8.3 million in 2002; and $7.7 million in 2001) as the improvement in price realizations was more than offset by lower aggregate revenues and higher unit costs of sales.

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

     RESULTS OF OPERATIONS

     2003 Compared to 2002

     The Company recorded a net loss of $12.5 million, or $0.56 per share, on revenues of $13.0 million in 2003. This compares to a net loss of $5.5 million, or $0.29 per share, on revenues of $17.4 million in 2002. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

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

     Selling, general, and administration expenses were higher in 2003 due to i) higher compensation accrued in connection with the Company’s stock option plans, ii) an increase in investor relations activity, and iii) higher legal and other professional services.

     Exploration and development costs were higher in 2003 due to higher costs associated with the Company’s McDonald Gold Project which includes higher compensation cost accrued in connection with the Company’s stock option plans.

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

     2002 Compared to 2001

     The Company recorded a net loss of $5.5 million, or $0.29 per share, on revenues of $17.4 million in 2002. This compares to a net loss of $7.5 million, or $0.54 per share, on revenues of $28.1 million in 2001. The 2002 results include the benefit of gains on certain asset dispositions of approximately $2.8 million.

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

     Selling, general, and administration expenses were higher in 2002 due principally to higher compensation accrued in connection with the Company’s stock option plans and an increase in investor relations activity.

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

Investing Activities:

Capital Expenditures

     Capital expenditures in 2003 totaled $3.2 million — essentially related to development of the North Briggs Layback at the Briggs Mine.

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

     The Company expects to spend approximately $0.2 million on closure activities at the Kendall Mine during 2004. This estimate is based on the likelihood that only pad recontouring work will be undertaken in 2004 as a result of the Montana Department of Environmental Quality’s decision to require an Environmental Impact Statement before proceeding with reclamation activities. See “Other Matters — Environmental Regulation.”

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

Financing

     At December 31, 2003, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 1,419,900 shares of common stock at an exercise price of $1.67 per share, which expire on September 30, 2004 and ii) warrants to purchase 2,279,600 shares of common stock at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of approximately $7.3 million would be realized on exercise of these warrants.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Changes in Stockholders’ Equity	24-25
Consolidated Statements of Cash Flows	26-27
Notes to Consolidated Financial Statements	28-50
Selected Quarterly Financial Data (Unaudited)	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

As explained in Notes 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003, its method of accounting for intangible assets, effective January 1, 2002 and its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado
March 19, 2004, except for
Note 16, as to which the date is May 27, 2004

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$4,139,800	$430,800
Restricted cash	307,100	375,100
Accounts receivable	128,200	6,800
Metal inventories	4,238,300	8,787,700
Materials and supplies	128,900	187,900
Prepaid and other current assets	561,100	802,400

Total current assets	9,503,400	10,590,700

Property and equipment, at cost
Producing properties	50,265,100	43,347,000
Other	940,000	916,300

	51,205,100	44,263,300
Accumulated depreciation and depletion	(43,609,300)	(38,905,400)

Net property and equipment	7,595,800	5,357,900

Undeveloped mineral claims and leases, net	16,031,400	18,703,300
Restricted cash	2,819,900	2,294,700
Other noncurrent assets	457,100	79,300

Total Assets	$36,407,600	$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,138,200	$3,908,700
Notes payable – current	1,037,400	1,355,600
Capital leases – current	20,400	167,400
Accrued reclamation costs	932,500	228,000
Unrealized loss on derivative instruments	147,200	487,600
Other current liabilities	340,200	460,600

Total current liabilities	4,615,900	6,607,900
Notes payable – long term	2,674,000	—
Capital leases – long term	33,600	28,400
Accrued reclamation costs	3,371,200	3,894,200

Total liabilities	10,694,700	10,530,500

Commitments and contingencies (Note 9)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 25,593,800 at December 31, 2003; and 18,853,400 at December 31, 2002	255,900	188,500
Capital in excess of par value	116,864,400	104,966,300
Deferred compensation	(264,200)	(6,500)
Deficit	(91,143,200)	(78,652,900)

Total Stockholders’ Equity	25,712,900	26,495,400

Total Liabilities and Stockholders’ Equity	$36,407,600	$37,025,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
REVENUE
Sales	$13,010,100	$17,377,100	$28,126,000

EXPENSES
Cost of sales (exclusive of depreciation, depletion, and amortization)	14,906,200	15,464,300	23,327,700
Depreciation, depletion, and amortization	5,854,500	8,054,700	9,757,700
Selling, general and administrative	3,927,600	1,433,100	1,270,600
Exploration and development costs	968,500	597,600	482,100
Accretion expense	186,100	—	—
Gain on asset disposals	(85,300)	(2,801,100)	(201,400)

	25,757,600	22,748,600	34,636,700

OTHER INCOME (EXPENSE)
Interest income	52,300	57,000	133,100
Interest expense	(273,800)	(283,800)	(706,400)
Unrealized gain (loss) on derivative instruments	340,400	110,000	(597,600)
Other	150,000	7,000	217,500

	268,900	(109,800)	(953,400)

Loss before cumulative effect of change in accounting principle	(12,478,600)	(5,481,300)	(7,464,100)
Cumulative effect of change in accounting principle	(11,700)	—	—

Net loss	($12,490,300)	($5,481,300)	($7,464,100)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	($0.56)	($0.29)	($0.54)
Cumulative effect of change in accounting principle	—	—	—

Basic and diluted net loss per share	($0.56)	($0.29)	($0.54)

Weighted average shares outstanding	22,487,100	18,854,500	13,743,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital			Accumulated Other	Capital
	Number of	At Par	In Excess	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Income (Loss)	Equity
Balances, December 31, 2000, as previously reported	12,499,200	$125,000	$96,516,100	—	($63,830,900)		$32,810,200
Adjustments (Note 16)	—	—	1,876,600	—	(1,876,600)		—

Balances, January 1, 2001, as adjusted	12,499,200	125,000	98,392,700	—	(65,707,500)		32,810,200
Stock issued for cash	2,549,800	25,500	2,081,800	—			2,107,300
Stock issued in payment of land acquired and royalty assignment	1,250,000	12,500	1,395,000	—			1,407,500
Exercise of stock option	7,700	100	(100)	—			—
Other equity changes(1)			17,900	—			17,900
Comprehensive income
Net (loss) (Restated) (2)	—	—	—	—	(7,464,100)		(7,464,100)
Other comprehensive income (loss)
Transition adjustment (3)	—	—	—	—	—	3,084,300	3,084,300
Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	—	(1,505,200)	(1,505,200)
Net gain on forward gold contracts recognized in net income	—	—	—	—	—	(315,100)	(315,100)

					—	(1,820,300)	(1,820,300)

Unrealized gain on securities	—	—	—	—	—	15,800	15,800

Other comprehensive income	—	—	—	—	—	1,279,800	1,279,800

Comprehensive (loss) (Restated) (2)	—	—	—	—	—	—	(6,184,300)

Balances, December 31, 2001, as restated	16,306,700	163,100	101,887,300	—	(73,171,600)	1,279,800	30,158,600
Stock issued for cash	1,832,800	18,300	2,153,200				2,171,500
Stock issued in payment of goods and services	567,600	5,700	720,900				726,600
Other stock issued	97,000	900	91,100				92,000
Exercise of stock options	49,300	500	(500)				—
Other equity changes(1)			114,300	(6,500)			107,800
Comprehensive loss
Net (loss) (Restated) (2)	—	—	—	—	(5,481,300)		(5,481,300)
Other comprehensive (loss)
Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	—	(1,264,000)	(1,264,000)
Gain on securities recognized in net income	—	—	—	—	—	(15,800)	(15,800)

Other comprehensive (loss)	—		—	—	—	(1,279,800)	(1,279,800)

Comprehensive (loss) (Restated) (2)	—	—	—	—	—	—	(6,761,100)

Balances, December 31, 2002, as restated	18,853,400	$188,500	$104,966,300	($6,500)	($78,652,900)	—	$26,495,400

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

	Common Stock					Accumulated
			Capital			Other	Common
	Number of	At Par	In Excess	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Income (Loss)	Equity
Balances, December 31, 2002, as restated	18,853,400	$188,500	$104,966,300	($6,500)	(78,652,900)	—	$26,495,400
Stock issued for cash	2,307,400	23,100	4,130,200	—			4,153,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	—			1,952,600
Other stock issued	140,700	1,400	147,500	—			148,900
Exercise of stock options	109,200	1,100	87,400	—			88,500
Exercise of warrants	1,630,600	16,300	2,261,100	—			2,277,400
Conversion of debentures	452,900	4,500	620,500	—			625,000
Other equity changes (1)	—	—	2,719,800	(257,700)			2,462,100
Comprehensive loss
Net (loss) (Restated)(2)	—	—	—	—	(12,490,300)		(12,490,300)
Other comprehensive (loss)	—	—	—	—		—	—

Comprehensive (loss) (Restated)(2)	—	—	—	—	—	—	(12,490,300)

Balances, December 31, 2003, as restated	25,593,800	$255,900	$116,864,400	($264,200)	($91,143,200)	—	$25,712,900

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plans.

(2)	See Note 16 for further discussion of the restatements of net (loss) for the years ended December 31, 2003, 2002, and 2001 and Retained Deficit at January 1, 2001.

(3)	Fair market value of the Company’s forward gold contracts and deferred hedging gains derecogonized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	($12,490,300)	($5,481,300)	($7,464,100)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	5,854,500	8,054,700	9,757,700
Amortization of financing costs	12,200	55,800	167,500
Cumulative effect of change in accounting principle	11,700	—	—
Gain on asset dispositions	(85,300)	(2,801,100)	(201,400)
Unrealized (gain) loss on derivative instruments	(340,400)	(110,000)	597,600
Reclassification adjustment of other comprehensive income	—	(1,279,800)	(1,505,200)
Non-cash compensation expense	2,462,100	107,800	17,900
Other	148,900	92,100	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121,400)	16,000	745,300
(Increase) decrease in inventories	4,354,700	(973,500)	(47,100)
(Increase) decrease in prepaid and other assets	(292,800)	102,800	(132,300)
Increase (decrease) in accounts payable and accrued liabilities	786,100	(493,400)	368,500
Increase (decrease) in other liabilities	(855,100)	(20,000)	1,338,900
Increase in restricted cash	(397,700)	(31,800)	(108,900)

Total adjustments	11,537,500	2,719,600	10,998,500

Net cash provided by (used in) operating activities	(952,800)	(2,761,700)	3,534,400

Cash flows from investing activities:
Purchases and development of property and equipment	(3,232,500)	(1,059,100)	(3,554,700)
Proceeds from asset dispositions	229,400	3,987,500	664,700
Earnest money received (applied)	(27,600)	62,700	—
Increase in restricted cash	(59,500)	(243,200)	—

Net cash provided by (used in) investing activities	(3,090,200)	2,747,900	(2,890,000)

Cash flows from financing activities:
Issuance of stock	6,519,200	2,171,500	2,107,300
Proceeds from sale of debentures	3,299,000	—	—
Payments on debt	(1,901,000)	(2,461,700)	(1,687,000)
Payments on capital lease obligations	(165,200)	(883,300)	(507,800)

Net cash provided by (used in) financing activities	7,752,000	(1,173,500)	(87,500)

Net increase (decrease) in cash and cash equivalents	3,709,000	(1,187,300)	556,900
Cash and cash equivalents, beginning of year	430,800	1,618,100	1,061,200

Cash and cash equivalents, end of year	$4,139,800	$430,800	$1,618,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $261,800, $177,100 and $489,900 of interest during 2003, 2002, and 2001, respectively. Interest in the amount of $50,100 was capitalized during 2001. There was no interest capitalized during 2003 and 2002.

2.	The Company paid no income taxes during 2003, 2002, and 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during 2003. During 2001, the Company financed an equipment lease buy-out in the amount of $167,400.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during 2003. During 2002, the Company issued 567,600 shares of common stock with a fair market value of $726,000 to certain creditors as payment for goods and services.

3.	The Company issued 452,900 shares of common stock in connection with the conversion of $625,000 debenture principal during 2003.

4.	The Company issued 140,700 shares of common stock with a fair market value of $148,800 to an employee as compensation for services in 2003. During 2002, the Company issued 94,500 shares of common stock with a fair market value of $87,100 to an employee as compensation for services.

5.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease in 2002.

6.	The Company purchased a net smelter returns royalty in 2001 by issuing 1,050,000 shares of its common stock with a fair market value of $1,207,500.

7.	The Company acquired certain real property interests in 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

8.	Capital lease obligations of $23,400, $35,100, and $443,900 were incurred for equipment in 2003, 2002, and 2001, respectively.

9.	In 2003, the Company recorded an increase to property costs of $2,095,900 in connection with adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. See Note 4 for a further discussion of this accounting principle.

10.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $2,462,100, $107,800, and $17,900 during 2003, 2002, and 2001, respectively.

11.	The Company issued shares of common stock in the amounts of 21,700, 49,400, and 7,700 during 2003, 2002, and 2001, respectively, in connection with certain stock option exercises in which the exercise price was paid for by surrendering shares underlying the options.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Liquidity:

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

Under these contracts, the Company has the option on maturity to deliver production, net financial settle in the marketplace, or roll the contract forward to a later maturity date and at new pricing terms. Consequently, the Company does not designate the contracts against specific future gold production and accordingly, these derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Net loss, as reported	($12,490,300)	($5,481,300)	($7,464,100)
Deduct: compensation expense determined under variable plan accounting	2,462,100	107,800	17,900
Add: compensation expense determined under fair value based method	(672,900)	(228,200)	(100,100)

Pro forma net loss	($10,701,100)	($5,601,700)	($7,546,300)

Basic and diluted loss per share
• As reported	($0.56)	($0.29)	($0.54)
• Pro forma	($0.48)	($0.30)	($0.55)

The weighted average fair value for options granted in 2003, 2002, and 2001 was $1.03 per share, $0.66 per share, and $0.56 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2003		2002	2001
Expected volatility
- Incentive Stock Options	49.8%		49.0%	76.9%
- Non-Qualified Stock Options	52.4%		64.6%	76.9%
Expected option term
- Incentive Stock Options	3 years		3 years	3 years
- Non-Qualified Stock Options	3.2 years		5 years	5 years
Weighted average risk-free interest rate
- Incentive Stock Options	2.4%		2.4%	3.8%
- Non-Qualified Stock Options	2.3%		3.7%	5.0%
Forfeiture rate
- Incentive Stock Options	—	(1)	10%	10%
• Non-Qualified Stock Options	0.5	%(2)	5%	5%

(1)	Grants immediately exercisable

(2)	Most grants immediately exerciseable

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

	2002	2001
	(Restated)	(Restated)
Loss before cumulative effect of change in accounting principle as reported	($5,481,300)	($7,464,100)
Accretion expense	(183,200)	(182,400)
Additional depreciation expense	(194,800)	(365,600)
Reduction for reclamation accrual in cost of sales	214,000	573,000

Pro forma loss before cumulative effect of change in accounting principle	($5,645,300)	($7,439,100)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.29)	($0.54)
Pro forma	($0.30)	($0.54)

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

7.	Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at December 31:

	2003			2002
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Property:
McDonald	$16,200,200	($4,050,000)	$12,150,200	$16,200,200	($2,025,000)	$14,175,200
Seven-Up Pete	5,175,000	(1,293,800)	3,881,200	5,175,000	(646,900)	4,528,100

	$21,375,200	($5,343,800)	$16,031,400	$21,375,200	($2,671,900)	$18,703,300

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Note 9(d) for a discussion of the legal status of the properties.

8.	Notes Payable:

Notes payable consisted of the following at December 31:

	2003	2002
Briggs facility (a)	$—	$1,355,600
Caterpillar finance (b)	1,037,400	—
Debentures (c)	2,674,000	—

	3,711,400	1,355,600
Current portion	1,037,400	1,355,600

Notes payable — noncurrent	$2,674,000	$—

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%. During 2002 and 2001, the weighted average interest rates were 4.3% and 6.8%, respectively.

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

     There was no current or deferred provision for income taxes for the years ended December 31, 2003, 2002, and 2001. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Tax at statutory rate of 34%	($4,246,700)	($1,863,600)	($2,537,800)
Net operating loss without tax benefit	4,246,700	1,863,600	2,537,800

	$—	$—	$—

     Deferred tax assets were comprised of the following at December 31:

	2003	2002
Deferred Tax Assets
Reserve for mine reclamation	$1,705,500	$1,634,000
Inventories	658,200	1,252,500
Net PP&E and Other	2,878,100	3,242,600
Net operating loss carryforwards	29,262,000	25,357,500

Total gross deferred tax assets	34,503,800	31,486,600
Valuation allowance	(34,503,800)	(31,486,600)

Net deferred tax assets	$—	$—

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock Options, continued:

     Incentive stock option activity during 2003, 2002, and 2001 was as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Price	Amount	Price	Amount	Price
Outstanding, beginning of year	590,500	$1.10	546,875	$1.73	518,875	$3.20
Grants	155,925	$3.38	176,000	$1.15	201,000	$1.04
Exercises	(107,500)	$1.05	(47,250)	$1.00	(66,666)	$1.00
Forfeitures	—	—	—	—	(33,334)	$1.00
Expirations	—	—	(85,125)	$5.31	(73,000)	$11.31

Outstanding, end of year	638,925	$1.66	590,500	$1.10	546,875	$1.73

Exercisable, end of year	462,925	$1.86	238,500	$1.10	182,375	$3.02

     A summary of the outstanding incentive stock options as of December 31, 2003, follows:

Range of Exercise	Amount	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price
$1.00-$1.09	155,000	2.9 years	$1.04
$1.10-$1.19	328,000	3.0 years	$1.14
$1.20-$3.38	155,925	4.9 years	$3.38

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

16.	Restatement of Financial Information:

     The Company has restated its financial statements to account for the Company’s stock option plans using variable plan accounting, insofar as the Company has permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2001 and increased the Company’s net loss by $2,462,100, or $0.11 per share in 2003, $107,800 in 2002, and $17,900, in 2001. The adjustments had no effect on per share amounts in 2002 and 2001. The adjustments also increased net losses of years prior to 2001 by $1,876,600 and therefore increased Retained Deficit by $1,876,600 at January 1, 2001.

     The following sets forth the effects of the aforementioned restatements to the Company’s Consolidated Balance Sheet at December 31, 2003 and December 31, 2002, and its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
ASSETS
Total assets	$36,407,600	$—		$36,407,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,694,700	—		10,694,700

Common stock	255,900	—		255,900
Capital in excess of par value	112,135,800	4,728,600	(a)	116,864,400
Deferred compensation	—	(264,200	) (b)	(264,200)
Deficit	(86,678,800)	(4,464,400	) (c)	(91,143,200)

Total Stockholders’ Equity	25,712,900	—		25,712,900

Total Liabilities and Stockholders’ Equity	$36,407,600	$—		$36,407,600

	December 31, 2002
	As Previously			As
	Reported	Adjustment		Restated
ASSETS
Total assets	$37,025,900	$—		$37,025,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,530,500	—		10,530,500

Common stock	188,500	—		188,500
Capital in excess of par value	102,957,500	2,008,800	(a)	104,966,300
Deferred compensation	—	(6,500	) (b)	(6,500)
Deficit	(76,650,600)	(2,002,300	) (c)	(78,652,900)

Total Stockholders’ Equity	26,495,400	—		26,495,400

Total Liabilities and Stockholders’ Equity	$37,025,900	$—		$37,025,900

(a)	Total compensation accrued (vested and non-vested in-the-money stock option awards outstanding and stock options exercised).

(b)	Non-vested in-the-money stock option awards outstanding.

(c)	Cumulative effect (vested in-the-money stock option awards outstanding and stock options exercised).

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
REVENUE
Sales	$13,010,100	$—		$13,010,100

EXPENSES
Cost of sales	14,888,600	17,600	(d)	14,906,200
Depreciation, depletion and amortization	5,854,500	—		5,854,500
Selling, general and administrative	1,586,600	2,341,000	(e)	3,927,600
Exploration and development costs	865,000	103,500	(f)	968,500
Accretion expense	186,100	—		186,100
Gain on asset disposals	(85,300)	—		(85,300)

	23,295,500	2,462,100		25,757,600

OTHER INCOME (EXPENSE)	268,900	—		268,900

Loss before cumulative effect of change in accounting principle	(10,016,500)	(2,462,100)		(12,478,600)
Cumulative effect of change in accounting principle	(11,700)	—		(11,700)

Net loss	($10,028,200)	($2,462,100)		($12,490,300)

Basic and diluted net loss per share	($0.45)	($0.11)		($0.56)

Weighted average shares outstanding	22,487,100	22,487,100		22,487,100

	Year Ended December 31, 2002
	As Previously			As
	Reported	Adjustment		Restated
REVENUE
Sales	$17,377,100	$—		$17,377,100

EXPENSES
Cost of sales	15,462,300	2,000	(d)	15,464,300
Depreciation, depletion and amortization	8,054,700	—		8,054,700
Selling, general and administrative	1,332,300	100,800	(e)	1,433,100
Exploration and development costs	592,600	5,000	(f)	597,600
Gain on asset disposals	(2,801,100)	—		(2,801,100)

	22,640,800	107,800		22,748,600

OTHER INCOME (EXPENSE)	(109,800)	—		(109,800)

Net loss	($5,373,500)	($107,800)		($5,481,300)

Basic and diluted net loss per share	($0.29)	—		($0.29)

Weighted average shares outstanding	18,854,500	18,854,500		18,854,500

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Restatement of Prior Financial Information continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001
	As Previously			As
	Reported	Adjustment		Restated
REVENUE
Sales	$28,126,000	$—		$28,126,000

EXPENSES
Cost of sales	23,319,000	8,700	(d)	23,327,700
Depreciation, depletion and amortization	9,757,700	—		9,757,700
Selling, general and administrative	1,261,700	8,900	(e)	1,270,600
Exploration and development costs	481,800	300	(f)	482,100
Gain on asset disposals	(201,400)	—		(201,400)

	34,618,800	17,900		34,636,700

OTHER INCOME (EXPENSE)	(953,400)	—		(953,400)

Net loss	($7,446,200)	($17,900)		($7,464,100)

Basic and diluted net loss per share	($0.54)	—		($0.54)

Weighted average shares outstanding	13,743,200	13,743,200		13,743,200

(d)	Compensation expense associated with stock options granted to employees at the Briggs Mine.

(e)	Compensation expense associated with stock options granted to management, non-employee directors, and consultants.

(f)	Compensation expense associated with stock options granted to employees of the McDonald Gold Project.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($10,028,200)	($2,462,100)		($12,490,300)
Adjustments to reconcile net loss to net cash used in operating activities	9,075,400	2,462,100	(g)	11,537,500

Net cash used in operating activities	(952,800)	—		(952,800)
Cash flows from investing activities:
Net cash used in investing activities	(3,090,200)			(3,090,200)
Cash flows from financing activities:
Net cash provided by financing activities	7,752,000			7,752,000

Net increase in cash and cash equivalents	3,709,000			3,709,000
Cash and cash equivalents, beginning of year	430,800			430,800

Cash and cash equivalents, end of year	$4,139,800			$4,139,800

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Restatement of Prior Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($5,373,500)	($107,800)		($5,481,300)
Adjustments to reconcile net loss to net cash used in operating activities	2,611,800	107,800	(g)	2,719,600

Net cash used in operating activities	(2,761,700)	—		(2,761,700)
Cash flows from investing activities:
Net cash provided by investing activities	2,747,900			2,747,900
Cash flows from financing activities:
Net cash used in financing activities	(1,173,500)			(1,173,500)

Net decrease in cash and cash equivalents	(1,187,300)			(1,187,300)
Cash and cash equivalents, beginning of year	1,618,100			1,618,100

Cash and cash equivalents, end of year	$430,800			$430,800

	Year Ended December 31, 2001
	As Previously			As
	Reported	Adjustment		Restated
Cash flows from operating activities:
Net loss	($7,446,200)	($17,900)		($7,464,100)
Adjustments to reconcile net loss to net cash used in operating activities	10,980,600	17,900	(g)	10,998,500

Net cash provided by operating activities	3,534,400	—		3,534,400
Cash flows from investing activities:
Net cash used in investing activities	(2,890,000)			(2,890,000)
Cash flows from financing activities:
Net cash used in financing activities	(87,500)			(87,500)

Net increase in cash and cash equivalents	556,900			556,900
Cash and cash equivalents, beginning of year	1,061,200			1,061,200

Cash and cash equivalents, end of year	$1,618,100			$1,618,100

(g)	Non-cash compensation expense.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Recently Issued Financial Accounting Standards:

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Event

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

	2003 RESTATED
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,862,600	$3,387,100	$3,208,700	$2,551,700
Operating loss (1) (2)	($2,489,900)	($3,087,700)	($2,486,900)	($4,683,000)
Net loss (1) (2)	($1,928,600)	($3,024,300)	($2,727,200)	($4,810,200)
Net loss per share (2)	($0.10)	($0.14)	($0.12)	($0.19)

	2002 RESTATED
Sales	$4,042,300	$2,838,000	$4,903,600	$5,593,200
Operating loss (1) (2)	($2,096,500)	($1,397,700)	($551,700)	($1,325,600)
Net loss (1) (2)	($3,068,200)	($1,607,700)	($140,300)	($665,100)
Net loss per share (2)	($0.18)	($0.08)	($0.01)	($0.03)

(1)	Includes write downs of inventory to net realizable value as follows:

	2003	2002
First quarter	$538,100	—
Second quarter	$1,185,800	—
Third quarter	$433,800	—
Fourth quarter	$642,600	$253,800

     The write downs of inventories in 2003 were a result of high unit costs of production resulting from lower production levels.

(2)	Operating loss, net loss and per share amounts have been restated. This is discussed more fully in Note 16 to the Consolidated Financial Statements. The impact of these adjustments on the Company’s quarterly financial results are as follows:

	AS PREVIOUSLY REPORTED			ADJUSTMENTS			AS RESTATED
	Operating	Net	Per	Operating	Net	Per	Operating	Net	Per
	Loss	Loss	Share	Loss	Loss	Share	Loss	Loss	Share
	2003
First Quarter	($2,445,300)	($1,884,000)	($0.09)	($44,600)	($44,600)	($0.01)	($2,489,900)	($1,928,600)	($0.10)
Second Quarter	($2,989,800)	($2,926,400)	($0.14)	($97,900)	($97,900)	—	($3,087,700)	($3,024,300)	($0.14)
Third Quarter	($2,209,800)	($2,450,100)	($0.11)	($277,100)	($277,100)	($0.01)	($2,486,900)	($2,727,200)	($0.12)
Fourth Quarter	($2,640,500)	($2,767,700)	($0.11)	($2,042,500)	($2,042,500)	($0.08)	($4,683,000)	($4,810,200)	($0.19)

	2002
First Quarter	($1,819,900)	($2,791,600)	($0.17)	($276,600)	($276,600)	($0.01)	($2,096,500)	($3,068,200)	($0.18)
Second Quarter	($1,112,300)	($1,322,300)	($0.07)	($285,400)	($285,400)	($0.01)	($1,397,700)	($1,607,700)	($0.08)
Third Quarter	($553,700)	($142,300)	($0.01)	$2,000	$2,000	—	($551,700)	($140,300)	($0.01)
Fourth Quarter	($1,777,800)	($1,117,300)	($0.04)	$452,200	$452,200	$0.01	($1,325,600)	($665,100)	($0.03)

ITEM 9(a). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Based on an evaluation by the Company’s management as of the end of the period covered by this Annual Report on Form 10-K/A, subject to and except for the discussion below and elsewhere in this Form 10-K/A concerning the restatement of our financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined by regulations of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     The restatement of the Company’s financial statements contained in this Form 10-K/A are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Restatement of Financial Information,” and in Note 16 of the Notes to the Consolidated Financial Statements included in Part II, Item 8.

     The Company’s independent auditors, PricewaterhouseCoopers LLP, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the AICPA) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company has performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement discussed in this Form 10-K/A. In response to this matter, the Company, during the second quarter 2004, has put additional internal controls in place over the accounting for these stock option plans.

     The Company has identified no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements (included in Part II of this Report)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Operations – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(b)	A report on Form 8-K was filed on November 14, 2003 in connection with the Company’s news release announcing its financial results for the third quarter of 2003.

(c)	Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 54 — 55. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER		DESCRIPTION
3.1		Articles of Incorporation of the Company, as amended (1)

3.1.1		Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2		Bylaws of the Company, as amended (3)

4.1		Specimen Common Stock Certificate (4)

4.2		Specimen Warrant Certificate (5)

4.4		Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5		Specimen Debenture (7)

10.1		Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2		Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1		Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2		Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3		Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4		Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5		Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6		Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3		Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

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

10.5		Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1		Subsidiaries of the Registrant (17)

23.1	*	Consent of PricewaterhouseCoopers LLP

23.2		Consent of Chlumsky, Armbrust & Meyer (17)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibits 21.1 and 23.2 are incorporated by reference from Exhibits 21.1 and 23.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: May 27, 2004	/s/ Richard H. De Voto
Richard H. De Voto
Principal Executive Officer

Date: May 27, 2004	/s/ Gary C. Huber
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

10.5		Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1		Subsidiaries of the Registrant (17)

23.1	*	Consent of PricewaterhouseCoopers LLP

23.2		Consent of Chlumsky, Armbrust & Meyer (17)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibits 21.1 and 23.2 are incorporated by reference from Exhibits 21.1 and 23.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.