Form 10-K/A
period 2003-12-31
CANYON RESOURCES CORP
filed 2004-10-25
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Total Number of Pages: 64
Exhibit Index: Page 61

Explanatory Note

     This Amendment No. 2 on Form 10-K/A (Amendment No. 2) amends in their entirety Items 6, 7, 8, 9(a), and 15 of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on May 28, 2004. The purpose of this Amendment No. 2 is to restate the Company’s financial statements for the impacts resulting from i) correcting the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion and amortization capitalized as part of metal inventories and the related inventory valuation, and cost of sales calculations; ii) expensing exploration costs previously recorded as a note receivable; iii) correcting the fair market value of stock issued to an employee as compensation for services; and iv) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments are more fully described in Note 17 (b) to the Consolidated Financial Statements included in Item 8 of this Amendment No. 2 on Form 10-K/A. All information contained in this Amendment No. 2 is as of December 31, 2003 and does not reflect any subsequent information or events other than the restatement of financial information referred to above.

PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected information regarding the Company’s financial condition and results of operations over the past five years. (1)

	December 31,
	2003 (1)	2002 (1)	2001 (1)	2000 (2)		1999 (2)
	RESTATED
Summary of Consolidated Balance Sheets
Working Capital	$4,887,400	$2,887,200	$1,175,100	$479,500		($661,900)
Current Assets	9,503,300	9,495,100	9,791,600	10,403,200		12,997,000
Total Assets	33,313,200	35,456,200	41,245,600	42,294,400		52,682,100
Current Liabilities	4,615,900	6,607,900	8,616,500	9,923,700		13,658,900
Long-term Obligations	6,003,800	3,922,600	6,492,400	7,282,000		11,937,700
Total Liabilities	10,619,700	10,530,500	15,108,900	17,205,700		25,596,600
Common Stockholders’ Equity	22,693,500	24,925,700	26,136,700	25,088,700		27,085,500

Summary of Consolidated Statements of Operations
Sales	$13,010,100	$17,377,100	$28,126,000	$34,726,300		$30,904,500
Income (Loss) Before Extraordinary Items and Cumulative Effect of Change in Accounting Principle	(14,130,500)
Net Income (Loss) (2)	(14,142,200)	(3,074,200)	(3,764,500)	(2,700,900	)(5)	(1,102,700	)(6)
Net Income (Loss) Per Share (3)
Basic and Diluted (4)	(0.63)	(0.16)	(0.27)	(0.23	)(5)	(0.10	)(6)

(1)	Financial information has been restated. See Notes 17(a) and 17(b) to the Consolidated Financial Statements.

(2)	As a result of correcting the Company’s impairment analyses, the Company has determined that certain long-lived assets at the Briggs Mine were impaired in earlier periods. The previous impairment analyses, in addition to the projected revenues from the estimated gold contained in the ore at the Briggs Mine, incorrectly included projected revenues from the sale of metals inventory. The reduction in the projected revenues due to the elimination of revenues from the sale of metals inventory resulted in the impairment of the long-lived assets at the Briggs Mine in prior periods. The impairment of the long-lived assets also reduced the Company’s annual depreciation, depletion and amortization (DD&A) capitalized as part of metals inventory and the affected inventory valuation and cost of sales calculations. Changes in the asset impairments also impact the amount of gain (loss) recognized on the subsequent sales of mine assets. As a result of the changes in the impairment analyses, the Company has made the following adjustments to its operating results (amounts in the table below are in thousands):

	2000	1999
Increase (decrease) to net loss
Impairment expense	($3,477)	$4,838
Adjustments to DD&A	(5,604)	(2,723)
Adjustments to inventory write downs and cost of sales	(1,591)	(168)

Change in net loss	($10,672)	$1,947

(3)	Per share amounts in 1999 have been restated to give effect to the Company’s March 24, 2000 1/4 reverse split.

(4)	Common stock equivalents would be antidilutive during all years presented as the Company recorded net losses.

(5)	Impact of restatement was to decrease the Company’s net loss by $10,672,100, or $0.91 per share.

(6)	Impact of restatement was to decrease the Company’s net income by $1,947,100, or $0.17 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior Restatement of Financial Information

     As further discussed in Note 17(a) to the Consolidated Financial Statements, the Company previously restated its financial statements to account for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2001 and increased the Company’s net loss by $2,462,100, or $0.11 per share in 2003, $107,800 in 2002, and $17,900 in 2001. The adjustments had no material effect on per share amounts in 2002 and 2001. The adjustments also increased net losses of years prior to 2001 by $1,876,600 and therefore increased Retained Deficit by $1,876,600 at January 1, 2001. The Company has also restated its results of operations for each of the quarters in 2003 and 2002 as discussed under “Selected Quarterly Financial Data” on page 58. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

Current Restatement of Financial Information

     As further discussed in Note 17(b) to the Consolidated Financial Statements, the Company has restated its financial statements for the financial impact resulting from i) correcting the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion, and amortization capitalized as part of metal inventories and the related inventory valuation, and cost of sales calculations; ii) expensing certain exploration costs previously recorded as a note receivable; iii) correcting the fair market value of stock issued to an employee as compensation for services; and iv) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2001 and increased the Company’s net loss by $1,651,900, or $0.07 per share in 2003, and decreased the Company’s net loss by $2,407,100, or $0.13 per share in 2002 and $3,699,600, or $0.27 per share in 2001. The adjustments also increased net losses of years prior to 2001 by $7,721,500 and therefore increased Retained Deficit by $7,721,500 at January 1, 2001. The Company has also restated its results of operations for each of the quarters in 2003 and 2002 as discussed under “Selected Quarterly Financial Data” on page 58. Amounts in the ensuing discussion have been adjusted for these restatements where applicable.

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

     Revenues continued to decline year over year, due to lower production levels, as the Briggs operation nears the end of its mine life. Revenues declined 25% in 2003 from 2002 levels and 54% from 2001 levels. Improving spot gold prices resulted in price realizations of $347 per ounce in 2003 as compared to $300 per ounce in 2002 and $289 per ounce in 2001. Overall, the Company’s results of operations reflect higher losses before gains on asset disposals year over year ($14.2 million in 2003; $6.7 million in 2002; and $4.0 million in 2001) as the improvement in price realizations was more than offset by lower aggregate revenues and higher unit costs of sales.

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

Critical Accounting Policies and Estimates

     The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on Form 10-K/A. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

     2003 Compared to 2002

     The Company recorded a net loss of $14.1 million, or $0.63 per share, on revenues of $13.0 million in 2003. This compares to a net loss of $3.1 million, or $0.16 per share, on revenues of $17.4 million in 2002. The 2002 results include the benefit of gains on certain asset dispositions of approximately $3.6 million.

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

     Cost of sales was $14.1 million in 2003 compared to $16.0 million in 2002. These amounts include write downs of inventories at the Briggs Mine to net realizable value of $1.6 million in each year. The large write-downs of inventories were a result of high unit costs of production resulting from lower production levels. In 2003, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations. In 2002, cost of sales also includes a provision for estimated site reclamation costs accrued on a units-of-production method. See the following paragraph regarding the Company’s adoption as of January 1, 2003, of an accounting standard related to asset retirement obligations.

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

     Exploration and development costs were higher in 2003 due to exploration activities in Mexico and to higher compensation accrued in connection with the Company’s stock option plans.

     During 2003, the Company determined that certain gold ounces contained in sulfide ores were no longer economic, and as such, decreased the reserves at the Briggs Mine. As a consequence, the Company recorded a write down of $3.4 million on the mine’s long-lived assets.

     Interest expense was higher during 2003 due to the amortization of a beneficial conversion feature on the Company’s convertible debt.

     The following table summarizes gains on asset dispositions the Company recognized during 2003 and 2002:

	$000s
	2003	2002
Sale of foreign exploration property	—	$1,557
Sale of Briggs crusher	—	1,964
Sales of mineral property interests	$85	71

	$85	$3,592

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

     2002 Compared to 2001

     The Company recorded a net loss of $3.1 million, or $0.16 per share, on revenues of $17.4 million in 2002. This compares to a net loss of $3.8 million, or $0.27 per share, on revenues of $28.1 million in 2001. The 2002 results include the benefit of gains on certain asset dispositions of approximately $3.6 million.

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

     Cost of sales was $16.0 million in 2002 compared to $22.9 million in 2001. Cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations, including provisions for estimated site reclamation costs accrued on a units-of-production basis. In addition, during 2002 and 2001, the Company wrote down inventories at the Briggs Mine to net realizable value by $1.6 million and $0.5 million, respectively, which are also included in cost of sales.

     Cost of sales per ounce was higher in 2002 due to lower gold production. The lower gold production was principally a result of completing pre-stripping requirements at the Goldtooth deposit, which resulted in significantly lower ore tons and ounces of gold placed on the leach pad for processing and recovery.

     Depreciation, depletion, and amortization was higher in 2002, due to the amortization of other intangible assets described in the following paragraph of which there was no comparable activity in 2001.

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

     As a result of an increase in the estimated capital expenditures required to develop and produce the remaining reserves at the Briggs Mine, the Company recorded a write down of $1.5 million in 2001 on the mine’s long-lived assets.

     Interest income was lower in 2002 due to lower cash balances and yields. Interest expense was lower due to lower principal balances and interest rates.

     The following table summarizes gains on asset dispositions the Company recognized during 2002 and 2001:

	$000s
	2002	2001
Sale of foreign exploration property	$1,557	$250
Sale of Briggs crusher	1,964	—
Sales of mineral property interests	71	—
Other	—	(49)

	$3,592	$201

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

     Capital expenditures in 2001 totaled $3.6 million. Major components were development of the North Briggs deposit, and expansion of the leach pad capacity to accommodate all currently known reserves to be mined.

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

Financing

     At December 31, 2003, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 1,419,900 shares of common stock at an exercise price of $1.67 per share, which expire on September 30, 2004 and ii) warrants to purchase 2,279,600 shares of common stock at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of between $6.9 million and $7.3 million would be realized on exercise of these warrants, depending on the terms in effect at the time of exercise.

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

Contractual Obligations

     The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$3,921,900	$1,221,200	$2,700,700	$—	$—
Capital lease obligations	59,800	23,200	36,600	—	—
Operating lease obligations	29,800	29,800	—	—	—
Purchase obligations (2)	1,285,600	1,285,600	—	—	—
Asset retirement obligations	4,303,700	932,500	3,371,200	—	—

Total	$9,600,800	$3,492,300	$6,108,500	$—	$—

(1)	Includes $2,674,000 of convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock.

(2)	One year purchase contract for cyanide consumption at the Briggs Mine of $1,185,600 and commitment to fund $100,000 of engineering work at the El Aguila project in Mexico.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Changes in Stockholders’ Equity	24-25
Consolidated Statements of Cash Flows	26-27
Notes to Consolidated Financial Statements	28-57
Selected Quarterly Financial Data (Unaudited)	58

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

As discussed in Note 17, to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

As discussed in Notes 3 and 4 to the Consolidated Financial Statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003, its method of accounting for intangible assets, effective January 1, 2002 and its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado
March 19, 2004, except for
Note 17(a) as to which the date is May 27, 2004 and
Note 17(b) as to which the date is October 25, 2004

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — RESTATED

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$4,139,800	$430,800
Restricted cash	307,100	375,100
Accounts receivable	128,200	6,800
Metal inventories	4,238,200	7,692,100
Materials and supplies	128,900	187,900
Prepaid and other current assets	561,100	802,400

Total current assets	9,503,300	9,495,100

Property and equipment, at cost
Producing properties	6,237,000	8,704,000
Other	940,000	916,300

	7,177,000	9,620,300
Accumulated depreciation and depletion	(2,275,500)	(4,736,500)

Net property and equipment	4,901,500	4,883,800

Undeveloped mineral claims, net	16,031,400	18,703,300
Restricted cash	2,819,900	2,294,700
Other noncurrent assets	57,100	79,300

Total Assets	$33,313,200	$35,456,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,138,200	$3,908,700
Notes payable – current	1,037,400	1,355,600
Capital leases – current	20,400	167,400
Unrealized loss on derivative instruments	147,200	487,600
Accrued reclamation costs	932,500	228,000
Other current liabilities	340,200	460,600

Total current liabilities	4,615,900	6,607,900

Notes payable – long term	2,599,000	—
Capital leases – long term	33,600	28,400
Accrued reclamation costs	3,371,200	3,894,200

Total liabilities	10,619,700	10,530,500

Commitments and contingencies (Note 10)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 25,593,800 at December 31, 2003; and 18,853,400 at December 31, 2002	255,900	188,500
Capital in excess of par value	117,111,700	105,011,400
Deferred compensation	(264,200)	(6,500)
Retained deficit	(94,409,900)	(80,267,700)

Total Stockholders’ Equity	22,693,500	24,925,700

Total Liabilities and Stockholders’ Equity	$33,313,200	$35,456,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — RESTATED

	Years Ended December 31,
	2003	2002	2001
REVENUE
Sales	$13,010,100	$17,377,100	$28,126,000

EXPENSES
Cost of sales	14,067,900	16,028,700	22,853,500
Depreciation, depletion, and amortization	4,435,500	5,828,600	5,032,300
Selling, general and administrative	3,974,100	1,478,200	1,270,600
Exploration costs	1,368,500	597,600	482,100
Accretion expense	186,100	—	—
Impairment of long-lived assets	3,382,000	—	1,500,000
Gain on asset disposals	(85,300)	(3,591,600)	(201,400)

	27,328,800	20,341,500	30,937,100

OTHER INCOME (EXPENSE)
Interest income	52,300	57,000	133,100
Interest expense	(354,500)	(283,800)	(706,400)
Gain (loss) on derivative instruments	340,400	110,000	(597,600)
Other	150,000	7,000	217,500

	188,200	(109,800)	(953,400)

Loss before cumulative effect of change in accounting principle	(14,130,500)	(3,074,200)	(3,764,500)
Cumulative effect of change in accounting principle	(11,700)	—	—

Net loss	($14,142,200)	($3,074,200)	($3,764,500)

Basic and diluted net loss per share	($0.63)	($0.16)	($0.27)

Weighted average shares outstanding	22,487,100	18,854,500	13,743,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - RESTATED

	Common Stock					Accumulated
			Capital			Other	Common
	Number of	At Par	In Excess	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Income (Loss)	Equity
Balances, December 31, 2000, as previously reported	12,499,200	$125,000	$96,516,100	—	($63,830,900)		$32,810,200
Prior period adjustments (Notes 17(a) & 17(b))	—	—	1,876,600	—	(9,598,100)		(7,721,500)

Balances, January 1, 2001, as adjusted	12,499,200	125,000	98,392,700	—	(73,429,000)		25,088,700
Stock issued for cash	2,549,800	25,500	2,081,800	—			2,107,300
Stock issued in payment of land acquired and royalty assignment	1,250,000	12,500	1,395,000	—			1,407,500
Exercise of stock option	7,700	100	(100)	—			—
Other equity changes (1)			17,900	—			17,900
Comprehensive income Net (loss) (2)	—	—	—	—	(3,764,500)		(3,764,500)
Other comprehensive income (loss)
Transition adjustment (3)	—	—	—	—	—	3,084,300	3,084,300
Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	—	(1,505,200)	(1,505,200)
Net gain on forward gold contracts recognized in net income	—	—	—	—	—	(315,100)	(315,100)

					—	(1,820,300)	(1,820,300)

Unrealized gain on securities	—	—	—	—	—	15,800	15,800

Other comprehensive income	—	—	—	—	—	1,279,800	1,279,800

Comprehensive (loss) (2)	—	—	—	—	—	—	(2,484,700)

Balances, December 31, 2001, as restated	16,306,700	163,100	101,887,300	—	(77,193,500)	1,279,800	26,136,700
Stock issued for cash	1,832,800	18,300	2,153,200				2,171,500
Stock issued in payment of goods and services	567,600	5,700	720,900				726,600
Other stock issued	97,000	900	136,200				137,100
Exercise of stock options	49,300	500	(500)				—
Other equity changes (1)			114,300	(6,500)			107,800
Comprehensive loss Net (loss) (2)	—	—	—	—	(3,074,200)		(3,074,200)
Other comprehensive (loss) Reclassification adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	—	(1,264,000)	(1,264,000)
Gain on securities recognized in net income	—	—	—	—	—	(15,800)	(15,800)

Other comprehensive (loss)	—	—	—	—	—	1,279,800	1,279,800

Comprehensive (loss) (2)	—	—	—	—	—	—	(4,354,000)

Balances, December 31, 2002, as restated	18,853,400	$188,500	$105,011,400	($6,500)	($80,267,700)	—	$24,925,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - RESTATED,
continued

	Common Stock					Accumulated
			Capital			Other	Common
	Number of	At Par	In Excess	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Income (Loss)	Equity
Balances, December 31, 2002, as restated	18,853,400	$188,500	$105,011,400	($6,500)	(80,267,700)	—	$24,925,700
Stock issued for cash	2,307,400	23,100	4,130,200	—			4,153,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	—			1,952,600
Other stock issued	140,700	1,400	194,000	—			195,400
Exercise of stock options	109,200	1,100	87,400	—			88,500
Exercise of warrants	1,630,600	16,300	2,261,100	—			2,277,400
Conversion of debentures	452,900	4,500	620,500	—			625,000
Beneficial conversion feature	—	—	155,700	—		—	155,700
Other equity changes (1)	—	—	2,719,800	(257,700)			2,462,100
Comprehensive loss
Net (loss) (2)	—	—	—	—	(14,142,200)		(14,142,200)
Other comprehensive (loss)	—	—	—	—		—	—

Comprehensive (loss) (2)	—	—	—	—	—	—	(14,142,200)

Balances, December 31, 2003, as restated	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	—	$22,693,500

(1)	See Note 17(a) for further discussion of compensation expense determined under variable plan accounting for the Company’s stock option plans.

(2)	See Note 17(b) for further discussion of the restatements of net (loss) for the years ended December 31, 2003, 2002, and 2001 and Retained Deficit at January 1, 2001.

(3)	Fair market value of the Company’s forward gold contracts and deferred hedging gains derecogonized as liabilities upon adoption of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – RESTATED

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	($14,142,200)	($3,074,200)	($3,764,500)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	4,435,500	5,828,600	5,032,300
Amortization of financing costs	12,200	55,800	167,500
Amortization of beneficial conversion feature	80,700	—	—
Impairment of inventory	1,568,000	1,636,300	522,800
Impairment of long-lived assets	3,382,000	—	1,500,000
Cumulative effect of change in accounting principle	11,700	—	—
Gain on asset dispositions	(85,300)	(3,591,600)	(201,400)
Unrealized (gain) loss on derivative instruments	(340,400)	(110,000)	597,600
Reclassification adjustment of other comprehensive income	—	(1,279,800)	(1,505,200)
Non-cash compensation expense	2,657,500	240,000	17,900
Interest accretion	186,100	—	—
Other	—	5,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121,400)	16,000	745,300
(Increase) decrease in inventories	1,948,400	(2,045,400)	(1,044,100)
(Increase) decrease in prepaid and other assets	107,200	102,800	(132,300)
Increase (decrease) in accounts payable and accrued liabilities	600,000	(493,400)	368,500
Increase (decrease) in other liabilities	(855,100)	(20,000)	1,338,900
Increase in restricted cash	(397,700)	(31,800)	(108,900)

Total adjustments	13,189,400	312,500	7,298,900

Net cash provided by (used in) operating activities	(952,800)	(2,761,700)	3,534,400

Cash flows from investing activities:
Purchases and development of property and equipment	(3,232,500)	(1,059,100)	(3,554,700)
Proceeds from asset dispositions	229,400	3,987,500	664,700
Earnest money received (applied)	(27,600)	62,700	—
Increase in restricted cash	(59,500)	(243,200)	—

Net cash provided by (used in) investing activities	(3,090,200)	2,747,900	(2,890,000)

Cash flows from financing activities:
Issuance of stock	6,519,200	2,171,500	2,107,300
Proceeds from sale of debentures	3,299,000	—	—
Payments on debt	(1,901,000)	(2,461,700)	(1,687,000)
Payments on capital lease obligations	(165,200)	(883,300)	(507,800)

Net cash provided by (used in) financing activities	7,752,000	(1,173,500)	(87,500)

Net increase (decrease) in cash and cash equivalents	3,709,000	(1,187,300)	556,900
Cash and cash equivalents, beginning of year	430,800	1,618,100	1,061,200

Cash and cash equivalents, end of year	$4,139,800	$430,800	$1,618,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $261,800, $177,100 and $489,900 of interest during 2003, 2002, and 2001, respectively. Interest in the amount of $50,100 was capitalized during 2001. There was no interest capitalized during 2003 and 2002.

2.	The Company paid no income taxes during 2003, 2002, and 2001.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during 2003. During 2001, the Company financed an equipment lease buy-out in the amount of $167,400.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during 2003. During 2002, the Company issued 567,600 shares of common stock with a fair market value of $726,000 to certain creditors as payment for goods and services.

3.	The Company issued 452,900 shares of common stock in connection with the conversion of $625,000 debenture principal during 2003.

4.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease in 2002.

5.	The Company purchased a net smelter returns royalty in 2001 by issuing 1,050,000 shares of its common stock with a fair market value of $1,207,500.

6.	The Company acquired certain real property interests in 2001 by issuing 200,000 shares of its common stock with a fair market value of $200,000.

7.	Capital lease obligations of $23,400, $35,100, and $443,900 were incurred for equipment in 2003, 2002, and 2001, respectively.

8.	In 2003, the Company recorded an increase to property costs of $2,095,900 in connection with adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. See Note 5 for a further discussion of this accounting principle.

9.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $2,462,100, $107,800, and $17,900 during 2003, 2002, and 2001, respectively.

10.	The Company issued 140,700 shares of common stock with a fair market value of $195,400 (restated) to an employee as compensation for services in 2003. During 2002, the Company issued 94,500 shares of common stock with a fair market value of $132,200 (restated) to an employee as compensation for services.

11.	The Company issued shares of common stock in the amounts of 21,700, 49,400, and 7,700 during 2003, 2002, and 2001, respectively, in connection with certain stock option exercises in which the exercise price was paid for by surrendering shares underlying the options.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Liquidity:

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

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flow from operations, and cash raised from financing activities subsequent to year end. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or voter initiative (see Note 10(d)), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

Mining Claims and Leases:

Developed Mineral Interests: All costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Reserves designated as proven and probable are supported by a final feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision. If subsequent events or circumstances arise which would preclude further development of the reserves under then existing laws and regulations, additional costs are expensed until the impediments have been removed.

Undeveloped Mineral Interests: The Company’s McDonald and Seven-Up Pete mineral property interests represent intangible assets with definite lives. The lives of these assets are dependent on whether the Company is able to further develop and mine the properties. Pending the outcome of legal proceedings more fully discussed in Note 10(d), the Company has determined the useful lives to be eight years based on the time frame that it may take to conclude all legal proceedings. Accordingly, the carrying values of these properties are being amortized on a straight-line basis over this period commencing January 1, 2002 (See Note 4). If at such time these properties are reclassified as having proven and probable reserves, any remaining unamortized carrying values will be amortized on a units-of-production basis when the properties are brought into production.

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

Deferred Financing Costs: Costs incurred to obtain debt financing are capitalized and amortized to interest expense over the life of the debt facilities using the effective interest rate method.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies, continued

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Net loss, as reported	($14,142,200)	($3,074,200)	($3,764,500)
Deduct: compensation expense determined under variable plan accounting	2,462,100	107,800	17,900
Add: compensation expense determined under fair value based method	(672,900)	(228,200)	(100,100)

Pro forma net loss	($12,353,000)	($3,194,600)	($3,846,600)

Basic and diluted loss per share
• As reported	($0.63)	($0.16)	($0.27)
• Pro forma	($0.55)	($0.17)	($0.28)

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

Income Taxes: The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This method recognizes the tax consequences of temporary differences between the financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

	2002	2001
	(Restated)	(Restated)
Loss before cumulative effect of change in accounting principle as reported	($3,074,200)	($3,764,500)
Accretion expense	(183,200)	(182,400)
Additional depreciation expense	(194,800)	(365,600)
Adjustment for reclamation previously expensed through cost of sales	214,000	573,000

Pro forma loss before cumulative effect of change in accounting principle	($3,238,200)	($3,739,500)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.16)	($0.27)
Pro forma	($0.14)	($0.27)

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

     On January 1, 2001, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, for certain derivative instruments and hedging activities. This standard requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. On adoption, existing hedge positions were measured at fair value. As the Company’s then existing gold price protection program was a cash flow hedge, the fair market value of $315,100 was recognized as a cumulative effect adjustment in other comprehensive income. In addition, $2,769,200 of deferred income arising from the deferral in gains realized in 1999 on the monetization of a gold loan and of certain gold forward contracts that were liquidated, and reported as liabilities in the consolidated balance sheet, were reclassified as a cumulative effect adjustment in other comprehensive income.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     6. Metal Inventories:

     Metal inventories consisted of the following at December 31:

	2003	2002
	(Restated)	(Restated)
Broken ore under leach	$4,191,300	$7,371,000
Doré	46,900	321,100

	$4,238,200	$7,692,100

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $1,568,000, $1,636,300, and $522,800 in 2003, 2002, and 2001 respectively.

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

8. Impairment of Long-lived Assets

     The Company tests for impairment of its long-lived assets when changes in events or circumstances occur. In accordance with SFAS No. 144 the Company uses estimates of future cash flows to test the recoverability of the Briggs Mine’s long-lived assets which includes mine development expenditures and plant and equipment. The estimated future cash flows include the projected revenues from in-ground estimated reserves based on the Company’s estimate of future gold prices and all future expenditures necessary to produce those in-ground reserves. As mining progressed in the second quarter of 2003, the Briggs Mine encountered projected ore which contained lower gold grade and higher sulfide contents (with low gold recovery) than expected. The Company determined that these gold ounces were no longer economic and, as such, decreased its reserves at the Briggs Mine. As a consequence, the Company recorded a write down of $3,382,000 of these assets to their estimated fair value. In 2001, as a result of an increase in the estimated capital expenditures required to develop and produce the remaining reserves at the Briggs Mine, the Company recorded a write down of $1,500,000. The carrying values of the long-lived assets of the Briggs Mine after the impairment write downs were $4,634,300 for 2003 and $6,542,100 for 2001.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes Payable:

     Notes payable consisted of the following at December 31:

	2003
	(Restated)	2002
Briggs facility (a)	$—	$1,355,600
Caterpillar finance (b)	1,037,400	—
Debentures (c)	2,674,000	—
- discount	(75,000)	—

	3,636,400	1,355,600
Current portion	1,037,400	1,355,600

Notes payable - Noncurrent	$2,599,000	$—

(a)	The outstanding balance on this facility was paid off on February 28, 2003. The weighted average interest rate during the first two months of 2003 was 4.9%. During 2002 and 2001, the weighted average interest rates were 4.3% and 6.8%, respectively.

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price at an interest rate of 6.75%. Remaining principal is due in three equal installments, commencing in March 2004.

(c)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. During 2003, $625,000 of principal was converted into 452,900 shares of common stock. The remaining principal of $2,674,000, unless otherwise converted, is due March 1, 2005.

10.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

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

The Company has entered into various operating leases for office space and equipment including a mining fleet at the Briggs Mine. In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price at an interest rate of 6.75%. At December 31, 2003, there were no operating lease payments extending beyond one year under noncancelable leases.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Derivative Instruments and Price Protection Arrangements:

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

13.	Fair Value of Financial Instruments:

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

     There was no current or deferred provision for income taxes for the years ended December 31, 2003, 2002, and 2001. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Tax at statutory rate of 34%	($4,808,300)	($1,045,200)	($1,279,900)
Net operating loss without tax benefit	4,808,300	1,045,200	1,279,900

	$—	$—	$—

     Deferred tax assets were comprised of the following at December 31:

	2003	2002
	(Restated)	(Restated)
Deferred Tax Assets
Reserve for mine reclamation	$1,705,500	$1,634,000
Inventories	658,200	1,686,800
Net PP&E and Other	4,096,500	3,430,500
Net operating loss carryforwards	29,296,300	25,375,400

Total gross deferred tax assets	35,756,500	32,126,700
Valuation allowance	(35,756,500)	(32,126,700)

Net deferred tax assets	$—	$—

     Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2003, 2002, and 2001, the valuation allowance increased $3,629,800, $1,669,800, and $1,994,300, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

     At December 31, 2003, the Company had net operating loss carryforwards for regular tax purposes of approximately $79,311,600 and approximately $71,947,600 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2004 through 2023.

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

     The Company’s common stock equivalents consisted of the following at December 31, 2003:

	Underlying	Exercise/Conversion	Expiration
	Shares	Price Per Share	Date
Warrants(1)	1,419,900	$1.67	September 30, 2004
Warrants(2)	2,279,600	—	December 1, 2005
Convertible debentures	1,937,700	$1.38	March 1, 2005
Incentive stock options	638,900	$1.04 - $3.38	Various
Non-qualified stock options	704,100	$0.52 - $3.38	Various

(1)	In August 2003, the Company completed an exchange offer (Offer) with certain holders of outstanding warrants to purchase 1,602,800 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holders’ option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share. Warrants tendered to the Company in the Offer resulted in proceeds of approximately $1.9 million and the Company issuing 1,419,900 shares of its common stock and new warrants to purchase 1,419,900 shares of its common stock at an exercise price of $1.67 per share. The relative fair value of the new warrants issued was $284,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Earnings Per Share (EPS), continued:

(2)	During the period September through October 2003, the Company issued 2,307,400 shares of common stock and warrants to purchase 2,307,400 shares of common stock in a private placement, raising approximately $4.1 million. The warrants are exercisable at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. The relative fair value of the new warrants issued was $923,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity. As of December 31, 2003, warrants to purchase 27,800 shares of common stock had been exercised.

17.	Restatement of Financial Information:

(a)	Previous Restatement

Variable Plan Accounting for the Company’s Stock Option Plans

The Company previously restated its financial statements to account for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments are reflected in the Consolidated Financial Statements with effect as of January 1, 2001 and increased the Company’s net loss by $2,462,100, or $0.11 per share in 2003, $107,800 in 2002, and $17,900, in 2001. The adjustments had no effect on per share amounts in 2002 and 2001. The adjustments also increased net losses of years prior to 2001 by $1,876,600 and therefore increased Retained Deficit by $1,876,600 at January 1, 2001.

(b)	Current Restatements

Briggs Asset Impairments

As a result of the corrections to the Company’s impairment analyses, the Company has determined that certain long-lived assets at the Briggs Mine were impaired in earlier periods. The previous impairment analyses, in addition to the projected revenues from the estimated gold contained in the ore at the Briggs Mine, incorrectly included projected revenues from the sale of metals inventory. The reduction in the projected revenues due to the elimination of revenues from the sale of metals inventory resulted in the impairment of the long-lived assets at the Briggs Mine in prior periods. The impairment of the long-lived assets also reduced the Company’s annual depreciation, depletion and amortization (DD&A) capitalized as part of metals inventory and affected related inventory valuation and cost of sales calculations. Changes in the asset impairments also impact the amount of gain (loss) recognized on the subsequent sales of mine assets.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

As a result of the changes in the impairment analyses, the Company has made the following adjustments to its operating results (amounts in the table below are in thousands):

	2003	2002	2001
Increase (decrease) to net loss
Impairment expense	$3,382	$—	$1,500
Adjustments to DD&A	(1,419)	(2,226)	(4,726)
Adjustments to inventory write downs and cost of sales	(838)	564	(474)
Gain on sale of assets	—	(790)	—

Change in net loss	$1,125	($2,452)	($3,700)

Change in net loss per share	$0.05	($0.13)	($0.27)

These adjustments also increased net losses in years prior to 2001 by $7,721,500 and therefore increased Retained Deficit by $7,721,500 at January 1, 2001.

Expense Funding of Exploration Activities

During 2003, the Company entered into an agreement with Gold Resources Corporation (GRC), which was in substance an agreement to fund GRC’s exploration efforts at a project in the State of Oaxaca, Mexico. (See Note 10(h)). As of December 31, 2003, the Company had provided GRC $400,000 which the Company originally recorded as a note receivable. The Company has subsequently determined that the advances related to funding exploration costs should be expensed as incurred. This adjustment increased the Company’s net loss in 2003 by $400,000, or $0.02 per share.

Stock Compensation Adjustment

During 2003 and 2002, the Company issued 140,700 and 94,500 shares of unregistered common stock, respectively, as partial compensation to an individual pursuant to an employment agreement. The Company originally recorded compensation expense for these unregistered shares using a share price which was approximately 15% lower than the market price. The Company has subsequently determined that compensation expense should be calculated using the market price of unregistered shares in accordance with APB 25, Accounting for Stock-Based Compensation. As a result, the Company has increased its net loss by $46,500 in 2003 and $45,100 in 2002, which had no material effect on per share amounts.

Beneficial Conversion Feature for Convertible Debt

In March 2003, the Company completed a private placement financing of 6% two year convertible debentures which can be converted at any time into common stock at $1.38 per share. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios, requires that the intrinsic value of a beneficial conversion feature be recorded to additional paid-in capital and a discount on the convertible debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method. This

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

adjustment increased the Company’s net loss in 2003 by $80,700, which had no material effect on per share amounts.

     The following sets forth the effects of the aforementioned restatements to the Company’s Consolidated Balance Sheets at December 31, 2003 and December 31, 2002, and its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2003
	As Previously			As
	Reported	Adjustments		Restated
ASSETS
Cash and cash equivalents	$4,139,800	$—		$4,139,800
Restricted cash	307,100	—		307,100
Accounts receivable	128,200	—		128,200
Metal inventories	4,238,300	(100	) (1)	4,238,200
Materials and supplies	128,900	—		128,900
Prepaid and other assets	561,100	—		561,100

Total current assets	9,503,400	(100)		9,503,300

Property and equipment, at cost	51,205,100	(44,028,100	) (1)	7,177,000
Accumulated depreciation and depletion	(43,609,300)	(41,333,800	) (1)	(2,275,500)

Net property and equipment	7,595,800	(2,694,300)		4,901,500

Undeveloped mineral interests, net	16,031,400	—		16,031,400
Restricted cash	2,819,900	—		2,819,900
Other assets	457,100	(400,000	) (2)	57,100

Total Assets	$36,407,600	($3,094,400)		$33,313,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,694,700	(75,000	) (5)	10,619,700

Common stock	255,900	—		255,900
Capital in excess of par value	112,135,800	4,728,600	(3)
	—	91,600	(4)
	—	155,700	(5)	117,111,700
Deferred compensation	—	(264,200	) (3)	(264,200)
Deficit	(86,678,800)	(2,694,400	) (1)
	—	(400,000	) (2)
	—	(4,464,400	) (3)
	—	(91,600	) (4)
	—	(80,700	) (5)	(94,409,900)

Total Stockholders’ Equity	25,712,900	(3,019,400)		22,693,500

Total Liabilities and Stockholders’ Equity	$36,407,600	($3,094,400)		$33,313,200

(1) Briggs Mine asset impairment

(2) Expense funding of exploration activities

(3) Variable plan accounting on stock option plans

(4) Stock compensation adjustment

(5) Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2002
	As Previously			As
	Reported	Adjustments		Restated
ASSETS
Cash and cash equivalents	$430,800	$—		$430,800
Restricted cash	375,100	—		375,100
Accounts receivable	6,800	—		6,800
Metal inventories	8,787,700	(1,095,600	) (1)	7,692,100
Materials and supplies	187,900	—		187,900
Prepaid and other assets	802,400	—		802,400

Total current assets	10,590,700	(1,095,600)		9,495,100

Property and equipment, at cost	44,263,300	(34,643,000	) (1)	9,620,300
Accumulated depreciation and depletion	(38,905,400)	34,168,900	(1)	(4,736,500)

Net property and equipment	5,357,900	(474,100)		4,883,800

Undeveloped mineral interests, net	18,703,300	—		18,703,300
Restricted cash	2,294,700	—		2,294,700
Other assets	79,300	—		79,300

Total Assets	$37,025,900	($1,569,700)		$35,456,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,530,500	—		10,530,500

Common stock	188,500	—		188,500
Capital in excess of par value	102,957,500	2,008,800	(2)
		45,100	(3)	105,011,400
Deferred compensation	—	(6,500	) (2)	(6,500)
Deficit	(76,650,600)	(1,569,700	) (1)
	—	(2,002,300	) (2)
	—	(45,100	) (3)	(80,267,700)

Total Stockholders’ Equity	26,495,400	(1,569,700)		24,925,700

Total Liabilities and Stockholders’ Equity	$37,025,900	($1,569,700)		$35,456,200

(1) Briggs Mine asset impairment

(2) Variable plan accounting on stock option plans

(3) Stock compensation adjustment

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2003
	As Previously			As
	Reported	Adjustments		Restated
REVENUE
Sales	$13,010,100	$—		$13,010,100

EXPENSES
Cost of sales	14,888,600	17,600	(1)
	—	(838,300	) (2)	14,067,900
Depreciation, depletion and amortization	5,854,500	(1,419,000	) (2)	4,435,500
Selling, general and administrative	1,586,600	2,341,000	(1)
	—	46,500	(3)	3,974,100
Exploration costs	865,000	103,500	(1)
	—	400,000	(4)	1,368,500
Accretion expense	186,100	—		186,100
Impairment of long-lived assets	—	3,382,000	(2)	3,382,000
Gain on asset disposals	(85,300)	—		(85,300)

	23,295,500	4,033,300		27,328,800

OTHER INCOME (EXPENSE)	268,900	(80,700	) (5)	188,200

Loss before cumulative effect of change in accounting principle	(10,016,500)	(4,114,000)		(14,130,500)
Cumulative effect of change in accounting principle	(11,700)	—		(11,700)

Net loss	($10,028,200)	($4,114,000)		($14,142,200)

Basic and diluted net loss per share	($0.45)	($0.18)		($0.63)

Weighted average shares outstanding	22,487,100	22,487,100		22,487,100

(1) Variable plan accounting on stock option plans

(2) Briggs Mine asset impairment

(3) Stock compensation adjustment

(4) Expense funding of exploration activities

(5) Beneficial conversion feature on convertible debt

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2002
	As Previously			As
	Reported	Adjustments		Restated
REVENUE
Sales	$17,377,100	$—		$17,377,100

EXPENSES
Cost of sales	15,462,300	2,000	(1)
	—	564,400	(2)	16,028,700
Depreciation, depletion and amortization	8,054,700	(2,226,100	) (2)	5,828,600
Selling, general and administrative	1,332,300	100,800	(1)
	—	45,100	(3)	1,478,200
Exploration costs	592,600	5,000	(1)	597,600
Gain on asset disposals	(2,801,100)	(790,500	) (2)	(3,591,600)

	22,640,800	(2,299,300)		20,341,500

OTHER INCOME (EXPENSE)	(109,800)	—		(109,800)

Net loss	($5,373,500)	$2,299,300		($3,074,200)

Basic and diluted net loss per share	($0.29)	$0.13		($0.16)

Weighted average shares outstanding	18,854,500	18,854,500		18,854,500

(1) Variable plan accounting on stock option plans

(2) Briggs Mine asset impairment

(3) Stock compensation adjustment

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001
	As Previously			As
	Reported	Adjustments		Restated
REVENUE
Sales	$28,126,000	$—		$28,126,000

EXPENSES
Cost of sales	23,319,000	8,700	(1)
	—	(474,200	) (2)	22,853,500
Depreciation, depletion and amortization	9,757,700	(4,725,400	) (2)	5,032,300
Selling, general and administrative	1,261,700	8,900	(1)	1,270,600
Exploration costs	481,800	300	(1)	482,100
Impairment of long-lived assets	—	1,500,000	(2)	1,500,000
Gain on asset disposals	(201,400)	—		(201,400)

	34,618,800	(3,681,700)		30,937,100

OTHER INCOME (EXPENSE)	(953,400)	—		(953,400)

Net loss	($7,446,200)	$3,681,700		($3,764,500)

Basic and diluted net loss per share	($0.54)	$0.27		($0.27)

Weighted average shares outstanding	13,743,200	13,743,200		13,743,200

(1)	Variable plan accounting on stock option plans

(2)	Briggs Mine asset impairment

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($10,028,200)	($4,114,000)		($14,142,200)
Adjustments to reconcile net loss to net cash used in operating activities	9,075,400	2,462,100	(1)
	—	1,124,700	(2)
	—	46,500	(3)
	—	400,000	(4)
	—	80,700	(5)

Total adjustments	9,075,400	4,114,000		13,189,400

Net cash used in operating activities	(952,800)	—		(952,800)
Net cash used in investing activities	(3,090,200)	—		(3,090,200)
Net cash provided by financing activities	7,752,000	—		7,752,000

Net increase in cash and cash equivalents	3,709,000	—		3,709,000
Cash and cash equivalents, beginning of year	430,800	—		430,800

Cash and cash equivalents, end of year	$4,139,800	$—		$4,139,800

(1) Variable plan accounting on stock option plans

(2) Briggs Mine asset impairment

(3) Stock compensation adjustment

(4) Expense funding of exploration activities

(5) Beneficial conversion feature on convertible debt

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($5,373,500)	$2,299,300		($3,074,200)

Adjustments to reconcile net loss to net cash used in operating activities	2,611,800	107,800	(1)
		(2,452,200	) (2)
	—	45,100	(3)

Total adjustments	2,611,800	(2,299,300)		312,500

Net cash used in operating activities	(2,761,700)	—		(2,761,700)
Net cash provided by investing activities	2,747,900	—		2,747,900
Net cash used in financing activities	(1,173,500)	—		(1,173,500)

Net decrease in cash and cash equivalents	(1,187,300)	—		(1,187,300)
Cash and cash equivalents, beginning of year	1,618,100	—		1,618,100

Cash and cash equivalents, end of year	$430,800	$—		$430,800

	Year Ended December 31, 2001
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($7,446,200)	$3,681,700		($3,764,500)

Adjustments to reconcile net loss to net cash provided by operating activities	10,980,600	17,900	(1)
	—	(3,699,600	) (2)

Total adjustments	10,980,600	(3,681,700)		7,298,900

Net cash provided by operating activities	3,534,400	—		3,534,400
Net cash used in investing activities	(2,890,000)	—		(2,890,000)
Net cash used in financing activities	(87,500)	—		(87,500)

Net increase in cash and cash equivalents	556,900	—		556,900
Cash and cash equivalents, beginning of year	1,061,200	—		1,061,200

Cash and cash equivalents, end of year	$1,618,100	$—		$1,618,100

(1) Variable plan accounting on stock option plans

(2) Briggs Mine asset impairment

(3) Stock compensation adjustment

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Recently Issued Financial Accounting Standards:

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

19. Subsequent Event

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	2003 RESTATED
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,862,600	$3,387,100	$3,208,700	$2,551,700
Operating loss (1) (2)	($1,589,100)	($5,893,300)	($2,613,300)	($4,223,000)
Net loss (1) (2)	($1,033,600)	($5,847,700)	($2,895,800)	($4,365,100)
Net loss per share (2)	($0.05)	($0.28)	($0.13)	($0.17)

	2002 RESTATED

Sales	$4,042,300	$2,838,000	$4,903,600	$5,593,200
Operating loss (1) (2)	($2,105,000)	($249,000)	($21,600)	($588,800)
Net loss (1) (2)	($3,076,700)	($459,000)	$389,800	$71,700
Net loss per share (2)	($0.18)	($0.02)	$0.02	$—

(1) Includes write downs of inventory to net realizable value as follows:

	2003 Restated	2002 Restated
First quarter	—	$969,200
Second quarter	$732,500	$438,300
Third quarter	$617,400	$228,800
Fourth quarter	$218,100	—

        The write downs of inventories were a result of high unit costs of production resulting from lower production levels.

(2)	As further discussed in Note 17a) to the Consolidated Financial Statements, the Company previously restated its financial statements to account for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero.

As further discussed in Note 17(b) to the Consolidated Financial Statements, the Company has restated its financial statements for the financial impact resulting from i) correcting the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion, and amortization capitalized as part of metal inventories and the related inventory valuation, and cost of sales calculation; ii) expensing exploration costs that had been previously recorded as a note receivable; iii) correcting the fair market value of stock issued to an employee as compensation for services; and iv) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003.

	As Previously Reported			Adjustments			As Restated
	Operating	Net	Per	Operating	Net	Per	Operating	Net	Per
	Loss	Loss	Share	Loss	Loss	Share	Loss	Loss	Share
	2003
First Quarter	($2,445,300)	($1,884,000)	($0.09)	$856,200	$850,400	$0.04	($1,589,100)	($1,033,600)	($0.05)
Second Quarter	($2,989,800)	($2,926,400)	($0.14)	($2,903,500)	($2,921,300)	($0.14)	($5,893,300)	($5,847,700)	($0.28)
Third Quarter	($2,209,800)	($2,450,100)	($0.11)	($403,500)	($445,700)	($0.02)	($2,613,300)	($2,895,800)	($0.13)
Fourth Quarter	($2,640,500)	($2,767,700)	($0.11)	($1,582,500)	($1,597,400)	($0.06)	($4,223,000)	($4,365,100)	($0.17)

	2002
First Quarter	($1,819,900)	($2,791,600)	($0.17)	($285,100)	($285,100)	($0.01)	($2,105,000)	($3,076,700)	($0.18)
Second Quarter	($1,112,300)	($1,322,300)	($0.07)	$863,300	$863,300	$0.05	($249,000)	($459,000)	($0.02)
Third Quarter	($553,700)	($142,300)	($0.01)	$532,100	$532,100	$0.03	($21,600)	$389,800	$0.02
Fourth Quarter	($1,777,800)	($1,117,300)	($0.04)	$1,189,000	$1,189,000	$0.04	($588,800)	$71,700	$—

ITEM 9(a). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported as specified in the SEC’s rules. Disclosure controls and procedures are designed with the objective that information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. However, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     The Company’s management, including our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K/A for December 31, 2003. At the time of this evaluation, we were aware of the following weaknesses related to our internal control over financial reporting and as a result have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2003.

     During the review of the financial statements for the first quarter ending March 31, 2004 PricewaterhouseCoopers, our independent registered public accountants, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the American Institute of Certified Public Accountants (AICPA)) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement filed as Amendment No. 1 to Form 10-K/A.

     During the review of the financial statements for the second quarter ending June 30, 2004, PricewaterhouseCoopers communicated with both the Company and its Audit Committee that the method used for testing possible impairment of the Briggs Mine may be inappropriate. After an evaluation of the method, the Company determined that it inappropriately included ounces recovered from the leach pad inventory. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. The Company also determined that the following items should have been reported differently: 1) a loan made to a private exploration company, the proceeds of which were used for exploration, should have been accounted for as an exploration expense; 2) the cost of restricted shares issued under a contract for services should have been recorded at fair market value at the time the contract was executed and or amended; 3) a beneficial conversion feature and related amortization expense should have been recognized with regards to a private placement of a convertible debenture for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock.

     The items discussed in the preceding paragraph constitute material weaknesses in internal controls as defined by the standards established by the AICPA. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company believes that the material weaknesses resulted from:

1.	insufficient review of the method used for testing the impairment of the Briggs Mine;

2.	insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles related to complex transactions.

     Our Audit Committee held a meeting with management and the independent registered public accountants and determined that the Company’s financial statements for 2003 and prior periods and quarterly period ended March 31, 2004, should be restated. The restatement of the Company’s financial statements contained in this Form 10-K/A are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information,” and in Note 17 of the Notes to the Consolidated Financial Statements included in Part II, Item 8.

     We have undertaken the following initiatives with respect to our internal controls and procedures in order to address the material weaknesses:

1)	adding additional staff at the corporate controller level,

2)	scheduled training for accounting staff to heighten awareness of generally accepted accounting principles,

3)	hired outside consultants to document our accounting processes and identify areas that require control or process improvements, and

4)	implementation of initial recommendations by the outside consultants.

     In connection with the identified internal control weaknesses, we have performed substantial additional procedures to confirm that the financial information fairly presents our operating results and financial condition for the periods presented, therefore our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of October 25, 2004.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Operations – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(b)	A report on Form 8-K was filed on November 14, 2003 in connection with the Company’s news release announcing its financial results for the third quarter of 2003.

(c)	Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 62 — 63. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1	Subsidiaries of the Registrant (17)

23.1*	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Chlumsky, Armbrust & Meyer (17)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibits 21.1 and 23.2 are incorporated by reference from Exhibits 21.1 and 23.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: October 25, 2004	/s/ Richard H. De Voto Richard H. De Voto Principal Executive Officer
Date: October 25, 2004	/s/ Gary C. Huber Gary C. Huber Principal Financial and Accounting Officer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

21.1	Subsidiaries of the Registrant (17)

23.1*	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Chlumsky, Armbrust & Meyer (17)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibits 21.1 and 23.2 are incorporated by reference from Exhibits 21.1 and 23.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.