Form 10-Q/A
period 2004-03-31
CANYON RESOURCES CORP
filed 2004-10-25
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act.) Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,932,865 shares of the Company’s Common Stock were outstanding as of May 3, 2004.

Explanatory Note

     This Amendment on Form 10-Q/A (Amendment) amends in its entirety the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, which was filed with the Securities and Exchange Commission on May 24, 2004. The purpose of this Amendment is to restate the Company’s financial statements for the impacts resulting from i) correcting the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion and amortization capitalized as part of metal inventories and the related inventory valuation, and cost of sales calculations; ii) expensing exploration costs previously recorded as a note receivable; iii) correcting the fair market value of stock issued to an employee as compensation for services; and iv) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments are more fully described in Note 12 to the Interim Consolidated Financial Statements included in Part 1 of this Form 10-Q/A. All information contained in this Amendment is as of March 31, 2004 and does not reflect any subsequent information or events other than the restatement of financial information referred to above.

CANYON RESOURCES CORPORATION
FORM 10-Q/A
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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2003.

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Page 4-5
Consolidated Statements of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Page 7-20
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 21
Item 3.Quantitative and Qualitative Disclosures About Market Risk	Page 27
Item 4. Controls and Procedures	Page 27
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
	(Restated)
ASSETS
Cash and cash equivalents	$9,326,300	$4,139,800
Restricted cash	307,100	307,100
Accounts receivable	33,400	128,200
Metal inventories	7,884,500	4,238,200
Materials and supplies	126,900	128,900
Prepaid and other assets	884,300	561,100

Total current assets	18,562,500	9,503,300

Property and equipment, at cost
Producing properties	6,603,800	6,237,000
Other	915,200	940,000

	7,519,000	7,177,000
Accumulated depreciation and depletion	(5,555,300)	(2,275,500)

Net property and equipment	1,963,700	4,901,500

Undeveloped mineral claims and leases, net	15,363,400	16,031,400
Restricted cash	2,824,600	2,819,900
Other assets	57,100	57,100

Total Assets	$38,771,300	$33,313,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,405,300	$2,138,200
Notes payable – current	3,651,700	1,037,400
Capital leases – current	19,400	20,400
Asset retirement obligations	932,500	932,500
Unrealized loss on derivative instruments	—	147,200
Other current liabilities	332,800	340,200

Total current liabilities	7,341,700	4,615,900

Notes payable – long term	—	2,599,000
Capital leases – long term	29,700	33,600
Asset retirement obligations	3,296,100	3,371,200

Total Liabilities	10,667,500	10,619,700

Commitments and contingencies (Note 9)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 27,775,700 at March 31, 2004, and 25,593,800 at December 31, 2003	277,800	255,900
Capital in excess of par value	126,359,300	117,111,700
Deferred compensation	(246,900)	(264,200)
Retained deficit	(98,286,400)	(94,409,900)

Total Stockholders’ Equity	28,103,800	22,693,500

Total Liabilities and Stockholders’ Equity	$38,771,300	$33,313,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
(Unaudited)

	Three months ended March 31,
	2004	2003
REVENUE
Sales	$1,737,500	$3,862,600

EXPENSES
Cost of sales (exclusive of depreciation, depletion, and amortization)	2,355,100	3,113,100
Depreciation, depletion, and amortization	1,102,600	1,689,800
Selling, general and administrative	1,998,300	453,600
Exploration and development costs	214,400	225,000
Accretion expense	43,300	46,500
Gain on asset disposals	—	(76,300)

	5,713,700	5,451,700

OTHER INCOME (EXPENSE)
Interest income	15,500	9,600
Interest expense	(74,000)	(80,000)
Gain on derivative instruments	147,200	487,600
Other	11,000	150,000

	99,700	567,200

Loss before cumulative effect of change in accounting principle	(3,876,500)	(1,021,900)
Cumulative effect of change in accounting principle	—	(11,700)

Net loss	($3,876,500)	($1,033,600)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	($0.15)	($0.05)
Cumulative effect of change in accounting principle	—	—

Basic and diluted net loss per share	($0.15)	($0.05)

Weighted average shares outstanding	26,377,900	20,300,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(Unaudited)

	Three months ended March 31
	2004	2003
Cash flows from operating activities:
Net loss	($3,876,500)	($1,033,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,102,600	1,689,800
Amortization of financing costs	—	12,200
Amortization of beneficial conversion feature	15,300	5,800
Cumulative effect of change in accounting principle	—	11,700
Inventory impairment	552,300	—
Gain on asset dispositions	—	(76,300)
Gain on derivative instruments	(147,200)	(487,600)
Non-cash compensation expense	1,339,100	85,100
Interest accretion	43,300	46,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	94,800	(500)
Increase in inventories	(1,319,900)	(132,000)
Increase in prepaid and other assets	(323,200)	(35,200)
Increase (decrease) in accounts payable and accrued liabilities	224,100	(308,500)
Decrease in other liabilities	(75,100)	(11,300)
Increase in restricted cash	(4,700)	(374,500)

Total adjustments	1,501,400	425,200

Net cash used in operating activities	(2,375,100)	(608,400)

Cash flows from investing activities:
Purchases and development of property and equipment	(381,200)	(25,400)
Proceeds from asset sales	—	186,600
Increase in restricted cash	—	(43,800)

Net cash provided by (used in) investing activities	(381,200)	117,400

Cash flows from financing activities:
Issuance of stock	7,947,700	26,000
Proceeds from sale of debentures	—	3,299,000
Payments on debt	—	(1,612,100)
Payments on capital lease obligations	(4,900)	(93,500)

Net cash provided by financing activities	7,942,800	1,619,400

Net increase in cash and cash equivalents	5,186,500	1,128,400
Cash and cash equivalents, beginning of year	4,139,800	430,800

Cash and cash equivalents, end of period	$9,326,300	$1,559,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $58,700 of interest during the first three months of 2004, and $62,000 during the corresponding period of 2003.

2.	The Company paid no income taxes during the first three months of 2004 nor the corresponding period of 2003.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first three months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first three months of 2003.

3.	During the first three months of 2004, the Company issued 52,300 shares of common stock with a fair value of $79,400 (restated) to an employee as compensation for services. During the first three months of 2003, the Company issued 27,900 shares of common stock with a fair value of $40,500 (restated) to an employee as compensation for services.

4.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $1,259,700 and $44,600 during the first three months of 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - RESTATED
(Unaudited)

	Common Stock
	Number of	At Par	Capital in Excess of Par	Deferred	Retained	Common Stockholders’
	Shares	Value	Value	Compensation	Deficit	Equity
Balances, January 1, 2004	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	$22,693,500
Stock issued for cash	1,631,000	16,300	7,111,000	—	—	7,127,300
Exercise of warrants	483,600	4,900	811,400	—	—	816,300
Exercise of stock options	15,000	200	3,900	—	—	4,100
Other stock issued	52,300	500	78,900	—	—	79,400
Other equity changes(1)	—	—	1,242,400	17,300	—	1,259,700
Comprehensive loss
Net loss					(3,876,500)	(3,876,500)
Other comprehensive loss	—	—	—	—	—	—

Comprehensive loss					(3,876,500)	(3,876,500)

Balances, March 31, 2004	27,775,700	$277,800	$126,359,300	($246,900)	($98,286,400)	$28,103,800

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plans.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

     During interim periods, Canyon Resources Corporation (the Company) follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K/A filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of Canyon Resources Corporation and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2004.

     The Company has restated its financial statements related to 2004 and 2003. For additional information, see Note 12.

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

3. Stock Based Compensation:

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders to exercise options by surrendering shares underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options are accounted for using variable plan accounting. As a result, while no compensation cost has been recognized at the grant date, as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock Based Compensation, continued:

	2004	2003
	(Restated)	(Restated)
Net loss, as reported	($3,876,500)	($1,033,600)
Add: compensation expense credit determined under variable plan accounting	1,259,700	44,600
Deduct: compensation expense determined under fair value based method	(16,200)	(29,000)

Pro forma net loss	($2,633,000)	($1,018,000)

Basic and diluted loss per share
• As reported	($0.15)	($0.05)
• Pro forma	($0.10)	($0.05)

4. Equity Activity:

     The Company computes earnings per share (EPS) by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three months ended March 31, 2004 and 2003 that were not included in the computation of diluted EPS because the effect would have been antidilutive were 6,787,700 and 3,271,200, respectively.

     During the first quarter of 2004, the Company received: i) $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share, ii) $816,300 through the exercise of certain warrants and the issuance of 483,600 shares of common stock, and iii)$4,100 in connection with stock option exercises and the issuance of 15,000 shares of common stock.

5. Restricted Cash:

          Restricted cash consisted of the following at:

	March 31,	December 31,
	2004	2003
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	151,200	150,800
Kendall Mine reclamation (c)	1,924,400	1,920,100
McDonald Gold Project cash reclamation bond (d)	500,000	500,000
Net proceeds from property sales (e)	272,100	272,100
Escrow deposits (f)	35,000	35,000

	3,131,700	3,127,000
Current portion	307,100	307,100

Noncurrent portion	$2,824,600	$2,819,900

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

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs

Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 9(a))

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 9(e)).

(f)	Earnest money received in connection with contracted property sales in 2002 which have not yet closed are being held by the Company’s escrow agent.

6. Inventories:

     Metal inventories consisted of the following at:

	March 31, 2004
	(Restated)	December 31, 2003
Broken ore under leach	$7,365,200	$4,191,300
Doré	519,300	46,900

	$7,884,500	$4,238,200

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $552,300 (restated) during the first quarter of 2004.

7. Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	MARCH 31, 2004			DECEMBER 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Property:
Mcdonald	$16,200,200	($4,556,300)	$11,643,900	$16,200,200	($4,050,000)	$12,150,200
Seven-up Pete	5,175,000	(1,455,500)	3,719,500	5,175,000	(1,293,800)	3,881,200

	$21,375,200	($6,011,800)	$15,363,400	$21,375,200	($5,343,800)	$16,031,400

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Undeveloped Mineral Claims and Leases, continued:

properties are fully amortized or events or circumstances change. See Note 9(d) for a discussion of the legal status of the properties.

8. Notes Payable:

     Notes payable consisted of the following at:

	March 31, 2004
	(Restated)	December 31, 2003
Caterpillar Finance (a)	$1,037,400	$1,037,400
Debentures (b)	2,674,000	2,674,000
- discount	(59,700)	(75,000)

	3,651,700	3,636,400
Current portion	3,651,700	1,037,400

Notes payable – Noncurrent	$—	$2,599,000

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and has arranged to finance the purchase price for one year at an interest rate of 6.75%. Remaining principal is due in the second quarter of 2004.

(b)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. The principal amount, unless otherwise converted, is due March 1, 2005. The Company’s stock price at the end of March 2004 was $4.72 per share.

9. Commitments and Contingencies:

(a)	Kendall Mine Reclamation

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies, continued:

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety. In April 2004, the Company ceased active mining at Briggs and has commenced reclamation activities.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies, continued:

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

Should I-137 be overturned through the legal process or by voter initiative, significant capital will be required to resume permitting and ultimately develop the McDonald Gold Project. No assurances can be made regarding the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future.

(e)	McDonald Gold Project - State Leases

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

During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 40% owned by, U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico.

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

12. Restatement of Financial Information:

Briggs Asset Impairments

As a result of corrections to the Company’s impairment analyses, the Company has determined that certain long-lived assets at the Briggs Mine were impaired in earlier periods. The previous impairment analyses, in addition to the projected revenues from the estimated gold contained in the ore at the Briggs Mine, incorrectly included projected revenues from the sale of metals inventory. The reduction in the projected revenues due to the elimination of

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

revenues from the sale of metals inventory resulted in the impairment of the long-lived assets at the Briggs Mine in prior periods. The impairment of the long-lived assets also reduced the Company’s annual depreciation, depletion and amortization (DD&A) capitalized as part of metals inventory and the related inventory valuation and cost of sales calculations. Changes in the asset impairments also impact the amount of gain (loss) recognized on the subsequent sales of mine assets. These adjustments decreased the Company’s net loss by $1,974,000, or $0.08 per share in the first quarter of 2004 and $915,300 or $0.04 per share in the first quarter of 2003.

Expense Funding of Exploration Activities

During 2003, the Company entered into an agreement with Gold Resources Corporation (GRC), which was in substance an agreement to fund GRC’s exploration efforts at a project in the State of Oaxaca, Mexico. (See Note 9(h)). Through December 31, 2003, the Company had provided GRC $400,000, with an additional $100,000 of funding in the first quarter of 2004, which the Company originally recorded as a note receivable. The Company has subsequently determined that the advances related to funding exploration costs should be expensed as incurred. This adjustment increased the Company’s net loss by $100,000, or $0.01 per share in the first quarter of 2004 and $400,000 for the year ended December 31, 2003.

Stock Compensation Adjustment

Prior to 2004, the Company issued 235,200 shares of unregistered common stock as partial compensation to an individual pursuant to an employment agreement. The Company originally recorded compensation expense for these unregistered shares using a share price which was approximately 15% lower than the market price. The Company has subsequently determined that compensation expense should be calculated using the market price of unregistered shares in accordance with APB 25, Accounting for Stock-Based Compensation. These adjustments increased the Company’s net loss by $12,700 in the first quarter of 2004 and $14,500 in the first quarter of 2003, which had no material effect on per share amounts.

Beneficial Conversion Feature for Convertible Debt

In March 2003, the Company completed a private placement financing of its 6% two year convertible debentures which can be converted at any time into common stock at $1.38 per share. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios, requires that the intrinsic value of a beneficial conversion feature be recorded to additional paid-in capital and a discount on the convertible debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method. This adjustment increased the Company’s net loss by $15,300 in the first quarter of 2004 and $5,800 in the first quarter of 2003, which had no material effect on per share amounts.

     The following sets forth the effects of the aforementioned adjustments to the Company’s Consolidated Balance Sheet at March 31, 2004 and its Consolidated Statements of Operations and Cash Flow for the three months ended March 31, 2004 and 2003.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2004
	As Previously			As
	Reported	Adjustments		Restated
ASSETS
Cash and cash equivalents	$9,326,300	$—		$9,326,300
Restricted cash	307,100	—		307,100
Accounts receivable	33,400	—		33,400
Metal inventories	8,227,400	(342,900	) (1)	7,884,500
Materials and supplies	126,900	—		126,900
Prepaid and other assets	884,300	—		884,300

Total current assets	18,905,400	(342,900)		18,562,500

Property and equipment, at cost	51,547,100	(44,028,100	) (1)	7,519,000
Accumulated depreciation and depletion	(49,205,900)	43,650,600	(1)	(5,555,300)

Net property and equipment	2,341,200	(377,500)		1,963,700

Undeveloped mineral interests, net	15,363,400	—		15,363,400
Restricted cash	2,824,600	—		2,824,600
Other assets	557,100	(500,000	) (2)	57,100

Total Assets	$39,991,700	($1,220,400)		$38,771,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	10,727,200	(59,700	) (4)	10,667,500

Common stock	277,800			277,800
Capital in excess of par value	126,099,300	104,300	(3)
	—	155,700	(4)	126,359,300
Deferred compensation	(246,900)	—		(246,900)
Deficit	(96,865,700)	(720,400	) (1)
	—	(500,000	) (2)
	—	(104,300	) (3)
	—	(96,000	) (4)	(98,286,400)

Total Stockholders’ Equity	29,264,500	(1,160,700)		28,103,800

Total Liabilities and Stockholders’ Equity	$39,991,700	($1,220,400)		$38,771,300

(1)	Briggs Mine asset impairment

(2)	Expense funding of exploration activities

(3)	Stock compensation adjustment

(4)	Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2004
	As Previously			As
	Reported	Adjustments		Restated
REVENUE
Sales	$1,737,500	—		$1,737,500

EXPENSES
Cost of sales	3,821,000	(1,465,900	) (1)	2,355,100
Depreciation, depletion and amortization	1,610,700	(508,100	)(1)	1,102,600
Selling, general and administrative	1,721,600	276,700	(2) (5)	1,998,300
Exploration costs	378,400	(164,000	) (3) (5)	214,400
Accretion expense	43,300	—		43,300

	7,575,000	(1,861,300)		5,713,700

OTHER INCOME (EXPENSE)
Interest income	15,500	—		15,500
Interest expense	(58,700)	(15,300	) (4)	(74,000)
Gain on derivative instruments	147,200	—		147,200
Other	11,000	—		11,000

	115,000	(15,300)		99,700

Net loss	($5,722,500)	$1,846,000		$(3,876,500)

Basic and diluted net loss per share	($0.22)	$0.07		($0.15)

Weighted average shares outstanding	26,377,900	26,377,900		26,377,900

(1)	Briggs Mine asset impairment

(2)	Stock compensation adjustment

(3)	Expense funding of exploration activities

(4)	Beneficial conversion feature for convertible debt

(5)	Adjustment includes the reclassification of $264,000 for certain administrative costs

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003
	As Previously			As
	Reported	Adjustments		Restated
REVENUE
Sales	$3,862,600	$—		$3,862,600

EXPENSES
Cost of sales	3,633,600	(520,500	)(1)	3,113,100
Depreciation, depletion and amortization	2,084,600	(394,800	)(1)	1,689,800
Selling, general and administrative	439,100	14,500	(2)	453,600
Exploration costs	225,000	—		225,000
Accretion expense	46,500	—		46,500
Gain on asset disposals	(76,300)	—		(76,300)

	6,352,500	(900,800)		5,451,700

OTHER INCOME (EXPENSE)
Interest income	9,600	—		9,600
Interest expense	(74,200)	(5,800	)(3)	(80,000)
Gain on derivative instruments	487,600	—		487,600
Other	150,000	—		150,000

	573,000	(5,800)		567,200

Loss before cumulative effect of change in accounting principle	(1,916,900)	895,000		(1,021,900)
Cumulative effect of change in accounting principle	(11,700)	—		(11,700)

Net loss	($1,928,600)	$895,000		($1,033,600)

Basic and diluted net loss per share	($0.10)	$0.05		($0.05)

Weighted average shares outstanding	20,300,500	20,300,500		20,300,500

(1)	Briggs Mine asset impairment

(2)	Stock compensation adjustment

(3)	Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2004
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($5,722,500)	$1,846,000		($3,876,500)

Adjustments to reconcile net loss to net cash used in operating activities	3,347,400	(1,974,000	)(1)
	—	12,700	(2)
	—	100,000	(3)
	—	15,300	(4)

Total adjustments	3,347,400	(1,846,000)		1,501,400

Net cash used in operating activities	(2,375,100)	—		(2,375,100)
Net cash used in investing activities	(381,200)	—		(381,200)
Net cash provided by financing activities	7,942,800	—		7,942,800

Net increase in cash and cash equivalents	5,186,500	—		5,186,500
Cash and cash equivalents, beginning of year	4,139,800	—		4,139,800

Cash and cash equivalents, end of period	9,326,300	—		9,326,300

(1)	Briggs Mine asset impairment

(2)	Stock compensation adjustment

(3)	Expense funding of exploration activities

(4)	Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restatement of Financial Information, continued:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2003
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($1,928,600)	$895,000		($1,033,600)

Adjustments to reconcile net loss to net cash used in operating activities	1,320,200	(915,300	)(1)
	—	14,500	(2)
	—	5,800	(3)

Total adjustments	1,320,200	(895,000)		425,200

Net cash used in operating activities	(608,400)	—		(608,400)
Net cash provided by investing activities	117,400	—		117,400
Net cash provided by financing activities	1,619,400	—		1,619,400

Net increase in cash and cash equivalents	1,128,400	—		1,128,400
Cash and cash equivalents, beginning of year	430,800	—		430,800

Cash and cash equivalents, end of period	$1,559,200	$—		$1,559,200

(1)	Briggs Mine asset impairment

(2)	Stock compensation adjustment

(3)	Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Recently Issued Financial Accounting Standards:

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position (FSP) issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows.

     The EITF formed a committee (Committee) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FSP in this regard.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The matters discussed in this report on Form 10-Q/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, judicial proceedings, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Restatement of Financial Statements

     The Company has restated its financial statements for the impacts resulting from i) correcting the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion and amortization capitalized as part of metal inventories and related inventory valuation and cost of sales calculations; ii) expensing exploration costs previously recorded as a note receivable; iii) correcting the fair market value calculation of stock issued to an employee as compensation for services; and iv) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments decreased the Company’s previously reported net loss for the three months ended March 31, 2004 and 2003 by $1.8 million, or $0.07 per share and $0.9 million, or $0.04 per share, respectively. The ensuing discussion gives effect to the aforementioned adjustments.

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

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147) filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. If qualified for the ballot and then enacted by citizen vote in November 2004, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed.

Critical Accounting Policies and Estimates

     The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Users of financial information produced for interim periods are encouraged to refer to the Company’s accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in its Annual Report on Form 10-K/A.

Results of Operations

     The Company recorded a net loss of $3.9 million, or $0.15 per share, on revenues of $1.7 million for the three months ended March 31, 2004. For the comparable period of 2003, the Company recorded a net loss of $1.0 million, or $0.05 per share, on revenues of $3.9 million.

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

     The following table summaries the Company’s gold deliveries and revenues:

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Ounce	$000s	Ounces	Ounce	$000s
Deliveries
Forwards	3,820	$377	$1,442	4,200	$270	$1,133
Spot sales	720	$410	295	8,350	$345	2,883
Cash settlement of forwards	—	—	—	—	—	(173)

	4,540	$383	1,737	12,550	$306	3,843
Other transactions
Silver proceeds	—	—	—	—	—	20

	4,540	$383	$1,737	12,550	$307	$3,863

     Cost of sales was $2.4 million for the three months ended March 31, 2004, as compared to $3.1 million in the prior period. These amounts include write downs of inventory at the Briggs Mine to net realizable value of $0.6 million for the three months ended March 31, 2004.

     Depreciation, depletion and amortization was lower in the current period due to a lower producing property balance as a result of an impairment charge of $3.4 million taken in 2003.

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

Liquidity & Capital Resources

     For the three months ended March 31, 2004, operating activities used $2.4 million of cash, investing activities used $0.4 million of cash and financing activities provided $8.0 million of cash, resulting in a net increase in cash of $5.2 million. Cash and cash equivalents at March 31, 2004 was $9.3 million.

     During the first three months of 2004, the Company (i) raised $7.2 million through the sale of 1,631,000 shares of common stock at a price of $4.37 per share and (ii) received proceeds of approximately $0.8 million in connection with the exercise of certain warrants.

Outlook

Summary

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations, even though there has been negative cash flow from operations for the three months ended March 31, 2004,. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or voter initiative (See “Other Matters – McDonald Gold Project – Anti-Mining Initiative”), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Operations

     Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be actively leached throughout 2004. Reclamation of the waste dumps will commence in the second quarter of 2004 and continue through the year, at a cost of approximately $0.7 million. The Briggs Mine is expected to produce approximately 31,000 ounces of gold in 2004 at cash operating costs of approximately $200 - $220 per ounce.

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

     The Company’s 6% convertible debentures ($2.7 million of principal at March 31, 2004), are convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The principal amount, if not otherwise converted, is due March 1, 2005. The Company’s stock price at the end of March 2004 was $4.72 per share.

Contractual Obligations

     The Company’s contractual obligations are as follows:

		PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations(1)	$3,711,400	$3,711,400	$—	$—	$—
Capital lease obligations	49,100	19,400	29,700	—	—
Operating lease obligations	161,900	44,500	100,300	17,100	—
Purchase obligations (2)	1,185,600	1,185,600	—	—	—
Asset retirement obligations	4,228,600	932,500	3,296,100	—	—

Total	$9,336,600	$5,893,400	$3,426,100	$17,100	$—

(1)	Includes $2,674,000 of convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of March was $4.72.

(2)	One year purchase contract for cyanide consumption at the Briggs Mine.

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

Kendall Mine – Lawsuit and Preliminary Injunction

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

Recently Issued Financial Accounting Standards:

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position (FSP) issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FSP in this regard.

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

     The Company’s management, including our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this first quarter report on Form 10-Q/A for March 31, 2004. At the time of this evaluation, we were aware of the following weaknesses related to our internal control over financial reporting and as a result have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004.

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

     During the review of the financial statements for the second quarter ending June 30, 2004, PricewaterhouseCoopers communicated with both the Company and its Audit Committee that the method used for testing possible impairment of the Briggs Mine may be inappropriate. After an evaluation of the method, the Company determined that it inappropriately included ounces recovered from the leach pad inventory. The Company changed its model using only projected ounces from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. The Company also determined that the following items should have been reported differently: 1) a loan made to a private exploration company, the proceeds of which were used for exploration, should have been accounted for as an exploration expense; 2) the cost of restricted shares issued under a contract for services should have been recorded at fair market value at the time the contract was executed and or amended; 3) a beneficial conversion feature and related amortization expense should have been recognized with regards to a private placement of a convertible debenture for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock.

     The items discussed in the preceding paragraphs constitute material weaknesses in internal controls as defined by the standards established by the AICPA. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company believes that the material weaknesses resulted from:

1.	insufficient review of the method used for testing the impairment of the Briggs Mine;

2.	insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles related to complex transactions.

     Our Audit Committee held a meeting with management and the independent registered public accountants and determined that the Company’s financial statements for 2003 and prior periods and quarterly period ended March 31, 2004, should be restated. The restatement of the Company’s financial statements contained in this Form 10-Q/A are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information,” and in Note 12 of the Notes to the Interim Consolidated Financial Statements included in Part I, Item 1.

     We have undertaken the following initiatives with respect to our internal controls and procedures in order to address the material weakness.

1.	adding additional staff at the corporate controller level,

2.	scheduled training for accounting staff to heighten awareness of generally accepted accounting principles,

3.	hired outside consultants to document our accounting processes and identify areas that require control or process improvements, and

4.	implementation of initial recommendations by the outside consultants.

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

PART II OTHER INFORMATION

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

Item 6(a) Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 31 - 32. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

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

CANYON RESOURCES CORPORATION

Date: October 25, 2004	/s/ Richard H. De Voto

Richard H. De Voto
President

Date: October 25, 2004	/s/ Gary C. Huber

Gary C. Huber
Vice President-Finance

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