Form 10-Q
period 2004-06-30
CANYON RESOURCES CORP
filed 2004-10-25
CIK 739460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For the period ended June 30, 2004
or
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from —— to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,053,803 shares of the Company’s Common Stock were outstanding as of September 30, 2004.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three and Six Months ended June 30, 2004

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Amendment No. 2 to Form 10-K/A for the year ended December 31, 2003.

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Page 4-5
Consolidated Statement of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Page 7-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 28
Item 4. Controls and Procedures	Page 29
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$9,098,600	$4,139,800
Restricted cash	272,100	307,100
Accounts receivable	33,100	128,200
Metal inventories	4,470,600	4,238,200
Materials and supplies	62,200	128,900
Prepaid and other assets	129,900	561,100

Total current assets	14,066,500	9,503,300

Property and equipment, at cost
Producing properties	6,603,700	6,237,000
Other	915,200	940,000

	7,518,900	7,177,000
Accumulated depreciation and depletion	(5,889,100)	(2,275,500)

Net property and equipment	1,629,800	4,901,500

Undeveloped mineral claims and leases, net	14,695,500	16,031,400
Restricted cash	2,829,300	2,819,900
Other assets	247,100	57,100

Total Assets	$33,468,200	$33,313,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$616,500	$2,138,200
Notes payable – current	2,630,000	1,037,400
Capital leases – current	15,400	20,400
Asset retirement obligations	2,814,300	932,500
Unrealized loss on derivative instruments	—	147,200
Other current liabilities	508,700	340,200

Total current liabilities	6,584,900	4,615,900

Notes payable – long term	—	2,599,000
Capital leases – long term	29,700	33,600
Asset retirement obligations	1,601,100	3,371,200

Total liabilities	8,215,700	10,619,700

Commitments and contingencies (Note 11)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 28,082,300 at June 30, 2004, and 25,593,800 at December 31, 2003	280,800	255,900
Capital in excess of par value	125,773,100	117,111,700
Deferred compensation	(112,300)	(264,200)
Retained deficit	(100,689,100)	(94,409,900)

Total Stockholders’ Equity	25,252,500	22,693,500

Total Liabilities and Stockholders’ Equity	$33,468,200	$33,313,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
REVENUE
Sales	$5,826,400	$3,387,100	$7,563,900	$7,249,700

EXPENSES
Cost of sales	4,087,800	3,852,100	6,442,900	6,965,200
Depreciation, depletion, & amortization	2,425,700	1,281,800	3,528,300	2,971,600
Selling, general & administrative	468,100	538,000	2,466,400	991,600
Exploration and development costs	80,100	179,300	294,500	404,300
Accretion expense	43,300	46,600	86,600	93,100
Asset retirement obligation	935,200	—	935,200	—
Impairment of long-lived assets	—	3,382,000	—	3,382,000
(Gain) loss on asset disposals	800	600	800	(75,700)

	8,041,000	9,280,400	13,754,700	14,732,100

OTHER INCOME (EXPENSE)
Interest income	25,300	6,100	40,800	15,700
Interest expense	(62,400)	(92,000)	(136,400)	(172,000)
Gain on derivative instruments	—	131,500	147,200	619,100
Other	(151,000)	—	(140,000)	150,000

	(188,100)	45,600	(88,400)	612,800

Loss before cumulative effect of change in accounting principle	(2,402,700)	(5,847,700)	(6,279,200)	(6,869,600)
Cumulative effect of change in accounting principle	—	—	—	(11,700)

Net loss	($2,402,700)	($5,847,700)	($6,279,200)	($6,881,300)

Basic and diluted net loss per share	($0.09)	($0.28)	($0.23)	($0.33)

Weighted average shares outstanding	27,985,900	21,021,100	27,181,900	20,660,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Unaudited)	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	($6,279,200)	($6,881,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,528,300	2,971,600
Amortization of financing costs	—	12,200
Amortization of beneficial conversion feature	31,000	23,600
Cumulative effect of change in accounting principle	—	11,700
Impairment of inventory	964,100	732,500
Impairment of long-lived assets	—	3,382,000
Loss (gain) on asset dispositions	800	(75,700)
Gain on derivative instruments	(147,200)	(619,100)
Non-cash compensation expense	497,200	217,900
Provision for asset retirement obligations	935,200	—
Interest accretion	86,600	93,100
Write off of prepaid expenses	151,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	95,100	(800)
Decrease (increase) in inventories	323,000	(475,300)
Decrease in prepaid and other assets	90,200	98,700
Increase (decrease) in accounts payable and accrued liabilities	449,700	(72,100)
Decrease in other liabilities	(2,705,300)	(68,500)
Decrease (increase) in restricted cash	25,600	(378,600)

Total adjustments	4,325,300	5,853,200

Net cash used in operating activities	(1,953,900)	(1,028,100)

Cash flows from investing activities:
Purchases and development of property and equipment	(381,200)	(371,200)
Proceeds from asset sales	(800)	186,000
Increase in restricted cash	—	(43,800)

Net cash used in investing activities	(382,000)	(229,000)

Cash flows from financing activities:
Issuance of stock	8,341,000	26,000
Proceeds from exercise of warrants	—	835,800
Proceeds from sale of debentures	—	3,299,000
Payments on debt	(1,037,400)	(1,612,100)
Payments on capital lease obligations	(8,900)	(128,500)

Net cash provided by financing activities	7,294,700	2,420,200

Net increase in cash and cash equivalents	4,958,800	1,163,100
Cash and cash equivalents, beginning of year	4,139,800	430,800

Cash and cash equivalents, end of period	$9,098,600	$1,593,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $105,400 of interest during the first six months of 2004, and $136,000 during the corresponding period of 2003.

2.	The Company paid no income taxes during the first six months of 2004 nor the corresponding period of 2003.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first six months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first six months of 2003.

3.	The Company issued 81,800 shares of common stock with a fair market value of $129,600 to an employee as compensation for services during the first six months of 2004. During the first six months of 2003, the Company issued 55,800 shares of common stock with a fair market value of $75,400 (restated) to an employee as compensation for services.

4.	Non-cash stock compensation for the Company’s stock option plans under variable plan accounting was $367,600 and $142,500 during the first six months of 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in			Common
	Number of	At Par	Excess of Par	Deferred	Retained	Shareholders,
	Shares	Value	Value	Compensation	Deficit	Equity
Balances, January 1, 2004,	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	$22,693,500
Stock issued for cash	1,631,000	16,300	7,111,000	—	—	7,127,300
Exercise of warrants	613,700	6,200	1,027,300	—	—	1,033,500
Exercise of stock options	162,400	1,600	178,600	—	—	180,200
Other stock issued	81,400	800	128,800	—	—	129,600
Other equity changes (1)	—	—	215,700	151,900	—	367,600
Comprehensive loss
Net loss					(6,279,200)	(6,279,200)
Other comprehensive loss	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	(6,279,200)	(6,279,200)

Balances, June 30, 2004	28,082,300	$280,800	$125,773,100	($112,300)	($100,689,100)	$25,252,500

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plan.

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

     The Company has restated its 2003 financial statements. For additional information, see Note 14.

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

     The Company computes EPS by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. For the three months ended June 30, 2004 and 2003, common stock equivalents that were not included in the computation of diluted EPS were 6,326,800 and 4,869,400, respectively. Common stock equivalents for the six months ended June 30, 2004 and 2003 that were not included in the computation of diluted EPS were 6,535,600 and 4,070,300, respectively.

4.	Stock Based Compensation:

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Stock Based Compensation, continued:

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE		SIX MONTHS ENDED JUNE
	30,		30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss, as reported	($2,402,700)	($5,847,700)	($6,279,200)	($6,881,300)
Add: compensation expense (credit) determined under variable plan accounting	(892,100)	97,900	367,600	142,500
Deduct: compensation expense determined under fair value based method	(14,500)	(21,700)	(30,700)	(50,700)

Pro forma net loss	($3,309,300)	($5,771,500)	($5,942,300)	($6,789,500)

Basic and diluted loss per share
• As reported	($0.09)	($0.28)	($0.23)	($0.33)
• Pro forma	($0.12)	($0.27)	($0.22)	($0.33)

5.	Restricted Cash:

     Restricted cash consisted of the following at:

	June 30,	December 31,
	2004	2003
Collateral for Letter of Credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events(b)	151,500	150,800
Kendall Mine reclamation(c)	1,928,800	1,920,100
McDonald Gold Project cash reclamation bond(d)	500,000	500,000
Net proceeds from property sales(e)	272,100	272,100
Escrow deposits(f)	—	35,000

	3,101,400	3,127,000
Current portion	272,100	307,100

Noncurrent portion	$2,829,300	$2,819,900

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Restricted Cash, continued:

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2004, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 11(a))

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 11(e)).

(f)	Earnest money received in connection with contracted property sales in 2002 which have not closed and held by the Company’s escrow agent. The Company rescinded the sales contracts because of uncertainty of the Montana Department of Environmental Quality decision on the Environmental Impact Statement. The money was refunded in June 2004.

6.	Inventories:

     Metal inventories consisted of the following at:

	June 30, 2004	December 31, 2003
Broken ore under leach	$4,085,800	$4,191,300
Doré	384,800	46,900

	$4,470,600	$4,238,200

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $411,800 and $732,500 (restated) during the second quarters of 2004 and 2003, and $964,100 and $732,500 (restated) for the first six months of 2004 and 2003, respectively.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	JUNE 30, 2004			DECEMBER 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Property:
McDonald	$16,200,200	($5,062,500)	$11,137,700	$16,200,200	($4,050,000)	$12,150,200
Seven-Up Pete	5,175,000	(1,617,200)	3,557,800	5,175,000	(1,293,800)	3,881,200

	$21,375,200	($6,679,700)	$14,695,500	$21,375,200	($5,343,800)	$16,031,400

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Note 11(e) for a discussion of the legal status of the properties and Note 15 for a discussion of recently issued accounting pronouncements.

8. Impairment of Long-lived Assets

     The Company tests for impairment of its long-lived assets when changes in events or circumstances occur. In accordance with SFAS No. 144 the Company uses estimates of future cash flows to test the recoverability of the Briggs Mine’s long-lived assets which includes mine development expenditures and plant and equipment. The estimated future cash flows include the projected revenues from in-ground estimated reserves based on the Company’s estimate of future gold prices and all future expenditures necessary to produce those in-ground reserves. As mining progressed in the second quarter of 2003, the Briggs Mine encountered projected ore which contained lower gold grade and higher sulfide contents (with low gold recovery) than expected. The Company determined that these gold ounces were no longer economic and, as such, decreased its reserves at the Briggs Mine. The Company recorded a write down of $3,382,000 of these assets to their estimated fair value of $4,634,300 as a consequence.

9. Notes Payable:

     Notes payable consisted of the following at:

	June 30, 2004	December 31, 2003
Caterpillar Finance (a)	$—	$1,037,400
Debentures (b)	2,674,000	2,674,000
- discount	(44,000)	(75,000)

	2,630,000	3,636,400
Current portion	2,630,000	1,037,400

Notes payable – Noncurrent	$—	$2,599,000

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and arranged to finance the purchase price for one year at an interest rate of 6.75%. The outstanding balance was paid off during the second quarter of 2004.

(b)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. The principal amount, unless otherwise converted, is due March 1, 2005. The Company’s stock price at the end of June 2004, was $3.89 per share.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Asset Retirement Obligations:

     The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or recently producing mineral properties.

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2003	$4,303,700
Settlement of liabilities	(910,100)
Change in estimate (1)	935,200
Accretion expense	86,600

Balance, June 30, 2004	4,415,400
Current portion	2,814,300

Non current portion	$1,601,100

(1)	During the second quarter, the Company held discussions with the Montana Department of Environmental Quality (DEQ) concerning reclamation at the Kendall Mine site. After these discussions, the Company modified its reclamation plan to include items which had been developed by an engineering contractor to the DEQ and subsequently, revised its estimate to achieve closure of the Kendall Mine.

11. Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine holds permits granted by the DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. On June 30, 2004, the Company commenced significant earthwork reclamation. Subsequently, in August 2004, the DEQ notified the Company that it could not complete the final capping of the leach pads until the EIS was completed. The Company’s estimate to achieve mine closure could be impacted by the outcome of the DEQ’s decision following an EIS. The Company has $1,928,800 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies, continued:

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

In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, that bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On July 23, 2004, the Montana

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies, continued:

Environmental Information Center and a Montana rancher filed suit in the Supreme Court of the State of Montana and in Montana State District Court seeking to have I-147 declared legally insufficient and defective in substance and to enjoin the Secretary of State and Attorney General of Montana from placing I-147 on the ballot at the November 2, 2004 general election. The Montana Supreme Court subsequently refused to hear the suit and the Company believes that the initiative will remain on the ballot. If enacted by citizen vote, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions described in the preceding paragraph and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed or otherwise resolved.

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

In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company believes it held valid mineral leases and appealed the action of the DNRC in an administrative hearing process. Although a DNRC Hearing Examiner affirmed the DNRC action, it is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action. The court, however, in its December 9, 2002 order as described in the preceding paragraph, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

The new initiative, I-147, described in Note 11(d), contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the new initiative, if enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

The Company believes the state leases are still in effect. The Company has made this determination based on our Montana legal counsel’s opinion, the clear statement by the State of Montana notifying the Company that annual rental payments, which are still being made and deposited by the State, would be refundable once the leases have been found to be terminated, and finally, the absence of actions of the State of Montana with respect to reclamation on the land covered by the leases.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies, continued:

(f)	Kendall Mine Lawsuits

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,100 as of June 30, 2004.

In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

(g)	Other Items

During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 36% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico.

The Company, through June 30, 2004, had funded $500,000 of exploration and metallurgical test work. The Company is presently evaluating those results and will make a determination in the third quarter of 2004 whether to proceed to the next phase, which would require a $3.0 million commitment and allow the Company to earn a 50% interest in the project. Should the Company elect to not proceed with this phase, it will receive 600,000 shares of Gold Resource Corporation as consideration for its funding of $500,000 of exploration, engineering and metallurgical test work. See Note 16, “Subsequent Events.”

12. Derivative Instruments and Price Protection Arrangements:

     Gains on the Company’s forward contracts resulting from period to period changes in the mark-to-market calculations are as follows:

THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
2004	2003	2004	2003
—	$131,500	$147,200	$619,100

     The Company currently is unhedged and does not anticipate that any further price protection arrangements on the remaining Briggs production will be entered into.

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

14. Restatement of Prior Financial Information:

Briggs Asset Impairments

As a result of corrections to the Company’s impairment analyses, the Company has determined that certain long-lived assets at the Briggs Mine were impaired in earlier periods. The previous impairment analyses, in addition to the projected revenues from the estimated gold contained in the ore at the Briggs Mine, incorrectly included projected revenues from the sale of metals inventory. The reduction in the projected revenues due to the elimination of revenues from the sale of metals inventory resulted in the impairment of the long-lived assets at the Briggs Mine in prior periods. The impairment of the long-lived assets also reduced the Company’s annual depreciation, depletion and amortization (DD&A) capitalized as part of metals inventory and the related inventory valuation and cost of sales calculations. Changes in the asset impairments also impact the amount of gain (loss) recognized on the subsequent sales of mine assets. These adjustments increased the Company’s net loss by $2,796,700 or $0.13 per share in the second quarter of 2003 and $1,881,400, or $0.09 per share for the six months ended June 30, 2003.

Expense Funding of Exploration Activities

During 2003, the Company entered into an agreement with Gold Resources Corporation (GRC), which was in substance an agreement to fund GRC’s exploration efforts at a project in the State of Oaxaca, Mexico. (See Note 11(g)). Through December 31, 2003, the Company had provided GRC $400,000, with an additional $100,000 of funding in 2004, which the Company originally recorded as a note receivable. The Company has subsequently determined that the advances related to funding exploration costs should be expensed as incurred. This adjustment increased the Company’s net loss by $100,000 in the first quarter of 2004 and $400,000 for the year ended December 31, 2003.

Stock Compensation Adjustment

Prior to 2004, the Company issued 235,200 shares of unregistered common stock as partial compensation to an individual pursuant to an employment agreement. The Company originally recorded compensation expense for these unregistered shares using a share price which was approximately 15% lower than the market price. The Company has subsequently determined that compensation expense should be calculated using the market price of unregistered shares in accordance with APB 25, Accounting for Stock-Based Compensation. These adjustments increased the Company’s net loss by $8,900 in the second quarter of 2003 and $23,400 during the six months ended June 30, 2003. The adjustments had no material effect on per share amounts.

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

conversion feature be recorded to additional paid-in capital and a discount on the convertible debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method. This adjustment increased the Company’s net loss by $17,800, or $0.01 per share, in the second quarter of 2003 and $23,600 (no material effect on per share amounts) during the six months ended June 30, 2003.

Variable Plan Accounting on Stock Option Plans

The Company has restated prior periods to account for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments increased the Company’s net loss by $97,900 (no material effect on per share amounts) in the second quarter of 2003 and $142,500, or $0.01 per share for the six months ended June 30, 2003.

     The following sets forth the effects of the aforementioned restatements to the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2003, and its Consolidated Statements of Cash Flows for the six months ended June 30, 2003.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Restatement of Prior Financial Information, continued:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	As Previously			As	As Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
REVENUE
Sales	$3,387,100	$—		$3,387,100	$7,249,700	$—		$7,249,700

EXPENSES
Cost of sales	4,173,500	(321,400	) (1)		7,801,700	(841,900	) (1)
		—		3,852,100		5,400	(3)	6,965,200
Depreciation, depletion & amortization	1,545,700	(263,900	) (1)	1,281,800	3,630,300	(658,700	) (1)	2,971,600
Selling, general and administrative	435,400	8,900	(2)		845,200	23,400	(2)
		93,700	(3)	538,000		123,000	(3)	991,600
Exploration costs	175,100	4,200	(3)	179,300	390,200	14,100	(3)	404,300
Accretion expense	46,600	—		46,600	93,100	—		93,100
Impairment of producing assets	—	3,382,000	(1)	3,382,000	—	3,382,000	(1)	3,382,000
(Gain) loss on asset disposals	600	—		600	(75,700)	—		(75,700)

	6,376,900	2,903,500		9,280,400	12,684,800	2,047,300		14,732,100

OTHER INCOME (EXPENSE)
Interest income	6,100	—		6,100	15,700	—		15,700
Interest expense	(74,200)	(17,800	) (4)	(92,000)	(148,400)	(23,600	) (4)	(172,000)
Gain on derivative instruments	131,500	—		131,500	619,100	—		619,100
Other	—	—		—	150,000	—		150,000

	63,400	(17,800)		45,600	636,400	(23,600)		612,800

Loss before cumulative effect of change in accounting principle	(2,926,400)	(2,921,300)		(5,847,700)	(4,798,700)	(2,070,900)		(6,869,600)
Cumulative effect of change in accounting principle	—	—		—	(11,700)	—		(11,700)

Net loss	($2,926,400)	($2,921,300)		($5,847,700)	($4,810,400)	($2,070,900)		($6,881,300)

Basic and diluted net loss per share	($0.14)	($0.14)		($0.28)	($0.23)	($0.10)		($0.33)

Weighted average shares outstanding	21,021,100	21,021,100		21,021,100	20,660,800	20,660,800		20,660,800

(1)	Briggs Mine asset impairment

(2)	Stock compensation adjustment

(3)	Variable plan accounting on stock option plans

(4)	Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Restatement of Prior Financial Information, continued:

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2003
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($4,810,400)	($2,070,900)		($6,881,300)

Adjustments to reconcile net loss to net cash used in operating activities	3,782,300	142,500	(1)
		1,881,400	(2)
	—	23,400	(3)
	—	23,600	(4)

Total adjustments	3,782,300	2,070,900		5,853,200

Net cash used in operating activities	(1,028,100)	—		(1,028,100)
Net cash used in investing activities	(229,000)	—		(229,000)
Net cash provided by financing activities	2,420,200	—		2,420,200

Net increase in cash and cash equivalents	1,163,100	—		1,163,100
Cash and cash equivalents, beginning of year	430,800	—		430,800

Cash and cash equivalents, end of period	$1,593,900	$—		$1,593,900

(1) Variable plan accounting on stock option plans
(2) Briggs Mine asset impairment
(3) Stock compensation adjustment
(4) Beneficial conversion feature for convertible debt

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Recently Issued Financial Accounting Standards:

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

     The EITF formed a committee (Committee) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral rights conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral rights conveyed by leases should be considered tangible assets. Mineral rights are defined by the EITF as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral rights conveyed by leases should be considered tangible assets subject to the finalization of a FSP in this regard.

     On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As the Company does not presently have the legal right to extract minerals from the McDonald and Seven-Up Pete properties due to the I-137 constraint, the Company has not reclassified prior period amounts and will continue to amortize the carrying value of the properties until the legal impediment is resolved.

     The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on the Company’s accounting in the future.

16.	Subsequent Events:

     During the third quarter of 2004, the Company received proceeds of approximately $1.4 million in connection with the exercise of 834,000 warrants at $1.67 per share.

     In August 2004, the Company elected not to proceed with the financing of a gold/silver project in the State of Oaxaca, Mexico. As consideration for its prior funding of $0.5 million of exploration, engineering, and metallurgical test work on the property, the Company received 600,000 shares of Gold Resources Corporation, a private Colorado corporation.

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

Restatement of Prior Financial Statements

     The Company has restated its financial statements for prior periods for the financial impact resulting from i) accounting for the Company’s stock option plans variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options; ii) corrections to the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion and amortization capitalized as part of metal inventories and related inventory valuation and cost of sales calculations; iii) expensing certain exploration costs that had been previously recorded as a note receivable; iv) correcting the fair market value of stock issued to an employee as compensation for services; and v) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments increased the Company’s previously reported net loss for the three and six months ended June 30, 2003 by $2.9 million, or $0.14 per share and $2.1 million, or $0.10 per share, respectively. The ensuing discussion gives effect to the aforementioned adjustments.

Overview

     The Company’s financial condition and liquidity improved from December 31, 2003 to June 30, 2004, primarily due to an equity financing which resulted in proceeds of $7.1 million, the exercise of certain warrants, which resulted in proceeds of $1.0 million, and the exercise of certain stock options, which resulted in proceeds of $0.3 million. These inflows allowed the Company to absorb negative operating cash flow of $2.0 million, spend $0.4 million on development of the last area of known reserves at the Briggs Mine, and pay off the Briggs equipment financing of $1.0 million. The Company ended the quarter with $9.1 million of cash and cash equivalents.

     Revenues for the second quarter increased 72% from the prior year three month period, due to higher production levels associated with recoveries of the high grade North Briggs Layback ore placed on pad during the first quarter of 2004. Improving spot gold prices resulted in price realizations of $394 per ounce during the second quarter and $391 per ounce year to date for 2004, respectively, as compared to $350 per ounce in the second quarter and $326 per ounce year to date for 2003, respectively. Overall, the Company’s results of operations reflect a lower net loss during the second quarter of 2004 due to higher revenues and a favorable adjustment to stock compensation expense. Results for the six months ended June 30, 2004 reflect a lower net loss as the prior period included an impairment charge of $3.4 million, which was partially offset in the current period by higher depreciation, depletion and amortization, higher selling, general and administration costs (principally due to stock compensation expense) and costs associated with funding the I-147 campaign in Montana which is described in the following paragraph.

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On July 23, 2004, the Montana Environmental Information Center and a Montana rancher filed suit in the Supreme Court of the State of Montana and Montana State District Court seeking to have I-147 declared legally insufficient and defective in substance and to enjoin the Secretary of State and Attorney General of Montana from placing I-147 on the ballot at the November 2, 2004 general election. The Montana Supreme Court subsequently refused to hear the suit and the Company believes that the initiative will remain on the ballot. If enacted by citizen vote, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed or otherwise resolved. (See “Other Matters — McDonald Gold Project — Anti-Mining Initiative”)

Critical Accounting Policies and Estimates

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

Results of Operations

     The Company recorded a net loss of $2.4 million, or $0.09 per share, on revenues of $5.8 million for the second quarter of 2004. For the six months ended June 30, 2004, the Company recorded a net loss of $6.3 million, or $0.23 per share, on revenues of $7.6 million. This compares to a net loss of $5.8 million, or $0.28 per share, on revenues of $3.4 million for the second quarter of 2003 and a net loss of $6.9 million, or $0.33 per share, on revenues of $7.3 million during the first six months of 2003.

     For the three months ended June 30, 2004, the Company sold 14,805 ounces of gold at an average price of $394 per equivalent gold ounce. For the comparable period of 2003, the Company sold 9,681 ounces of gold and 4,043 ounces of silver at an average realized price of $350 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $393 and $347 per ounce for the three months ended June 30, 2004 and 2003, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the three months ended June 30, 2004 and the comparable period for 2003:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	JUNE 30, 2004			JUNE 30, 2003
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Forwards	—	—	$—	2,750	$364	$1,001
Spot Sales	14,805	$394	5,826	6,931	$342	2,367

	14,805	$394	5,826	9,681	$348	3,368
Other transactions
Silver proceeds	—	—	—	—	—	19

	14,805	$394	$5,826	9,681	$350	$3,387

     For the six months ended June 30, 2004, the Company sold 19,345 ounces of gold and 2,200 ounces of silver at an average realized price of $391 per equivalent gold ounce. For the comparable period of 2003, the Company sold 22,231 ounces of gold and 8,343 ounces of silver at an average realized price of $326 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $401 and $350 per ounce for the six months ended June 20, 2004 and 2003, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the six months ended June 30, 2004 and the comparable period for 2003:

	SIX MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2004			JUNE 30, 2003
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Forwards	3,820	$377	$1,442	6,950	$307	$2,134
Spot Sales	15,525	$393	6,108	15,281	$344	5,250
Cash settlement of forwards	—	—	—	—	—	(173)

	19,345	$390	7,550	22,231	$325	7,211
Other transactions
Silver proceeds	—	—	14	—	—	39

	19,345	$391	$7,564	22,231	$326	$7,250

     Cost of sales was $4.1 million for the three months ended June 30, 2004, as compared to $3.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, cost of sales was $6.4 million as compared to $7.0 million in the prior period. For the three and six months ended June 30, 2004, cost of sales includes write downs of inventory to net realizable value of $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2003, cost of sales includes write downs of inventory to net realizable value of $0.7 million (restated) and $0.7 million (restated), respectively.

     Depreciation, depletion and amortization was higher in the current periods due to a greater number of recoverable ounces mined as the Company finished mining of the high grade North Briggs layback.

     Selling, general and administrative expense was approximately $0.07 million lower for the three months ended June 30, 2004, as compared to the same period ended June 30, 2003, due to a mark-to-market adjustment recorded in connection with the Company’s stock option plans partially offset by the Company’s funding of the I-147 campaign in Montana. For the six months ended June 30, 2004, selling, general and administrative expense was approximately $1.5 million higher than the six months ended June 20, 2003, due principally to compensation recorded with the Company’s stock option plans and costs associated with funding the I-147 campaign in Montana.

     During the second quarter of 2004, the Company held discussions with the Montana Department of Environmental Quality (DEQ) concerning reclamation at the Kendall Mine site. After these discussions, the Company modified its reclamation plan to include items which had been developed by an engineering contractor to the DEQ and subsequently, revised its estimate to achieve closure of the Kendall Mine. Which resulted in a charge of $0.9 million. Subsequently, in August 2004, the DEQ notified the Company that it could not complete the final capping of the leach pads until an Environmental Impact Study (EIS) was completed. The Company’s estimate to achieve mine closure could be further impacted by the outcome of the DEQ’s decision following an EIS.

     During the second quarter of 2003, the Company determined that certain gold ounces contained in sulfide ores were no longer economic and recorded a write down of $3.4 million on the Briggs Mine long-lived assets as a consequence.

     During the second quarter of 2004, the Company decided not to proceed with certain contemplated property sales. As a result, the Company wrote off certain expenses related to these property sales of $0.151 million of other expense.

     During the six months ended June 30, 2004, the Company recorded gains on forward gold contracts of approximately $0.1 million. During the three and six months ended June 30, 2003, gains were recorded on forward gold contracts of approximately $0.1 million and $0.6 million, respectively. The Company is currently unhedged and does not anticipate that any further price protection arrangements on the remaining Briggs production will be entered into.

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

Liquidity & Capital Resources

     For the six months ended June 30, 2004, operating activities used $2.0 million of cash, investing activities used $0.4 million of cash and financing activities provided $7.3 million, resulting in a net increase in cash of $4.9 million. Cash and cash equivalents at June 30, 2004 was $9.1 million.

     During the first six months of 2004, the Company’s financing activities included: (i) $7.1 million received through the sale of 1,631,000 shares of common stock at a price of $4.37 per share, (ii) $1.0 million received in connection with the exercise of certain warrants, (iii) $0.2 million received in connection with the exercise of stock options, and (iv) $1.0 million used to pay off the Briggs equipment financing.

Outlook

Summary

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations, even though there has been negative cash flow from operations for the six months ended June 30, 2004. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or voter initiative (See “Other Matters — McDonald Gold Project - Anti-Mining Initiative”), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Operations

     Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be actively leached throughout 2004. Reclamation of the waste dumps commenced in the second quarter of 2004 and will continue through the year. The Company expects to spend approximately $1.1 million on reclamation over the next twelve months. The Briggs Mine is expected to produce approximately 31,000 ounces of gold in 2004 at cash operating costs of approximately $200 — $220 per ounce.

     The Company expects to spend up to $1.7 million on closure activities at the Kendall Mine during 2004 relating to pad capping, recontouring, and water management efforts.

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2004. In addition, the Company is participating financially in the new initiative, I-147, for the November 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit mines with specific, rigorous engineering practices and environmental safeguards.

Financing

     At June 30, 2004, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 834,000 shares of common stock at an exercise price of $1.67 per share, which expire on September 30, 2004 (all warrants subsequently exercised prior to September 30, 2004) and ii) warrants to purchase 2,251,800 shares of common stock at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of between $5.9 million and $6.3 million would be realized on exercise of these warrants, depending on the terms in effect at the time of exercise.

     The Company’s 6% convertible debentures ($2.7 million of principal at June 30, 2004), are convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The principal amount, if not otherwise converted, is due March 1, 2005. The Company’s stock price at the end of June 2004 was $3.89 per share.

Contractual Obligations

     The Company’s contractual obligations are as follows:

	PAYMENTS DUE BY PERIOD
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term debt obligations (1)	$2,674,000	$2,674,000	$—	$—	$—
Capital lease obligations	45,100	15,400	29,700	—	—
Operating lease obligations	154,200	48,900	101,000	4,300	—
Purchase obligations (2)	1,185,600	1,185,600	—	—	—
Asset retirement obligations	4,415,400	2,814,300	1,601,100	—	—

Total	$8,474,300	$6,738,200	$1,731,800	$4,300	$—

(1)	Convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of June 2004 was $3.89 per share.

(2)	One year purchase contract for cyanide consumption at the Briggs Mine.

Other Matters

McDonald Gold Project – Anti-Mining Initiative

     In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, that bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On July 23, 2004, the Montana Environmental Information Center and a Montana rancher filed suit in the Supreme Court of the State of Montana and Montana State District Court seeking to have I-147 declared legally insufficient and defective in substance and to enjoin the Secretary of State and Attorney General of Montana from placing I-147 on the ballot at the November 2, 2004 general election. The Montana Supreme

Court subsequently refused to hear the suit and the Company believes that the initiative will remain on the ballot. If enacted by citizen vote, I-147 would make unnecessary any favorable court action on behalf of the Company’s legal actions described in the preceding paragraph and would allow the Company to resume permitting of the McDonald Gold Project. In any case, the Company will continue its legal efforts until the I-137 impediment is removed or otherwise resolved.

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

     The new initiative, I-147, described above contains a provision which, if enacted, would restore all contractual interest or right in a mineral estate which was diminished or lost as a consequence of the enactment of I-137 to the same rights at the date of the enactment of I-137 (November 3, 1998). Since the state mineral leases were in full force and effect on November 3, 1998, the new initiative, if enacted by citizen vote in November 2004, would restore the state mineral leases to full validity.

     The Company believes the state leases are still in effect. The Company has made this determination based on our Montana legal counsel’s opinion, the clear statement by the State of Montana notifying the Company that annual rental payments, which are still being made and deposited by the State, would be refundable once the leases have been found to be terminated, and finally, the absence of actions of the State of Montana with respect to reclamation on the land covered by the leases.

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

Kendall Mine – Environmental Regulation

     The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, the company commenced significant earthwork reclamation in June 2004. The primary contractor for this $1.5 million phase of the project is MK Weeden Construction, a local Lewistown firm. The Company’s decision to change the method of funding this $1.5 million phase now has resulted in an increase in asset retirement obligations of $0.9 million. The Company had previously contemplated an exchange of land with this contractor for earthwork reclamation. During the second quarter of 2004, the Company decided to proceed with the reclamation work directly and defer the sale to a future date. The Company’s estimate to achieve mine closure could be impacted by the outcome of a DEQ decision following an EIS. The Company has $1,928,800 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2004, $272,100 had been remitted to the Court as required by the Order.

     In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

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

     The Emerging Issues Task Force (EITF) formed a committee (Committee) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral rights conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral rights conveyed by leases should be considered tangible assets. Mineral rights are defined by the EITF as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

     On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting. The FASB also ratified the consensus of the EITF that mineral rights conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (FSP) in this regard.

     On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As the Company does not presently have the legal right to extract minerals from the McDonald and Seven-Up Pete properties due to the I-137 constraint, the Company has not reclassified prior period amounts and will continue to amortize the carrying value of the properties until the legal impediment is resolved.

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

Interest Rates

     At June 30, 2004, the Company’s debt was approximately $2.7 million which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.

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

     The Company’s management, including our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this second quarter report on Form 10-Q for June 30, 2004. At the time of this evaluation, we were aware of the following weaknesses related to our internal control over financial reporting and as a result have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004.

     During the review of the financial statements for the first quarter ending March 31, 2004 PricewaterhouseCoopers, our independent registered public accountants, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the American Institute of Certified Public Accountants (AICPA) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement filed as Amendment No. 1 to Form 10-K/A.

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

     Our Audit Committee held a meeting with management and the independent registered public accountants and determined that the Company’s financial statements for 2003 and prior periods and quarterly period ended March 31, 2004, should be restated. Accordingly, the Company filed Amendment No. 2 to Form 10-K/A and Amendment No. 1 to Form 10-Q/A. The restatement of the Company’s prior period financial statements contained in this Form 10-Q are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information,” and in Note 14 of the Notes to the Interim Consolidated Financial Statements included in Part I, Item 1.

     We have undertaken the following initiatives with respect to our internal controls and procedures in order to address the material weaknesses.

1.	adding additional staff at the corporate controller level,

2.	scheduled training for accounting staff to heighten awareness of generally accepted accounting principles,

3.	hired outside consultants to document our accounting processes and identify areas that require control or process improvements, and

4.	implementation of initial recommendations by the outside consultants.

     Other than retention of outside consultants to identify areas of improvement, for the period ending June 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect internal controls over financial reporting for this period. Subsequent to June 30, 2004, we began implementation of the initiatives discussed above, which are reasonably likely to improve the Company’s internal controls over financial reporting.

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

In May 2004, the Company became aware of a suit filed on March 26, 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act relating to discharge of pollutants into the waters of the United States. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the second quarter of 2004, the Company issued 29,500 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to Vote of Security Holders

On July 14, 2004, the Company held its Annual Meeting of Shareholders. The following items of business were voted upon by shareholders at the meeting.

Proposal I was the election of two Directors of the Company, Richard H. De Voto and Ronald D. Parker. The proposal electing Dr. De Voto passed with votes of 22,690,705 shares “For” and 1,152,381 “Withheld”. The proposal electing Mr. Parker passed with votes of 22,689,684 “For” and 1,153,402 “Withheld”.

The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Gary C. Huber, Leland O. Erdahl, David K. Fagin, and Richard F. Mauro.

Proposal II was the approval of the Amended and Restated Incentive Stock Option Plan. The proposal approving the Amended and Restated Incentive Stock Option Plan passed with votes of 6,066,438 shares “For”, 1,275,097 shares “Against”, 245,984 shares “Abstained” and 16,255,567 shares “Not Voted”.

Proposal III was the approval of the Amended and Restated Non-Qualified Stock Option Plan. The proposal approving the Amended and Restated Non-Qualified Stock Option Plan passed with votes of 5,763,845 shares “For”, 1,566,529 shares “Against”, 257,145 shares “Abstained” and 16,255,567 shares “Not Voted”.

Proposal IV was to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Auditor for 2004. The proposal passed with votes of 23,408,963 shares “For”, 318,894 shares “Against” and 115,229 shares “Abstained”.

Item 5.	Other Information None

Item 6(a)	Exhibits

Exhibits as required by Item 601 of Regulation S-K, are listed on pages 33 and 34. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b)	Reports on Form 8-K

Reports on Form 8-K were filed under dates of May 25, 2004, concerning the Company’s financial results for the three months ended March 31, 2004; June 1, 2004, concerning the rescheduling of its Annual Meeting and the filing of an Amended Form 10-K for the fiscal year ended December 31, 2003; August 23, 2004, concerning the Company’s notice of non-timely filing of its second quarter report on Form 10-Q; August 24, 2004, concerning the status of its second quarter report on Form 10-Q and announcing preliminary results for the quarter; September 1, 2004, concerning notification from the Company’s independent accountants who advised that disclosures should be made or actions taken to prevent future reliance on their 2003 audit report and the Company’s determination that its financial statements for 2003 and prior periods as well as its quarterly report for the three months ended March 31, 2004 should be restated; September 15, 2004, concerning notice of delisting proceedings by the Exchange if the Company is not in compliance with the continued listing standards by October 25, 2004, or does not make progress consistent with its plan; September 30, 2004, concerning acceptance by the American Stock Exchange (Exchange) of the Company’s plan to regain compliance with the continued listing standards of the Exchange; and October 15, 2004, concerning the Company’s change in certifying accountant.

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