Form 10-Q
period 2004-09-30
CANYON RESOURCES CORP
filed 2004-11-15
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,115,760 shares of the Company’s Common Stock were outstanding as of October 29, 2004.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three and Nine Months ended September 30, 2004

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Amendment No. 2 to Form 10-K/A filed on October 25, 2004, for the year ended December 31, 2003. The financial statements for the 3 months and 9 months ended September 30, 2003 have been restated. (See Note 14)

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Page 4-5
Consolidated Statement of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Page 7-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 28
Item 4. Controls and Procedures	Page 29

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$8,113,400	$4,139,800
Restricted cash	272,000	307,100
Accounts receivable	30,200	128,200
Metal inventories	3,045,900	4,238,200
Materials and supplies	33,600	128,900
Prepaid and other assets	226,800	561,100

Total current assets	11,721,900	9,503,300

Property and equipment, at cost
Producing properties	6,453,600	6,237,000
Other	941,900	940,000

	7,395,500	7,177,000
Accumulated depreciation and depletion	(5,932,900)	(2,275,500)

Net property and equipment	1,462,600	4,901,500

Undeveloped mineral claims and leases, net	14,027,500	16,031,400
Restricted cash	2,834,100	2,819,900
Other assets	247,300	57,100

Total Assets	$30,293,400	$33,313,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$897,600	$2,138,200
Notes payable – current	2,496,100	1,037,400
Capital leases – current	14,100	20,400
Asset retirement obligations	2,153,300	932,500
Unrealized loss on derivative instruments	—	147,200
Other current liabilities	347,200	340,200

Total current liabilities	5,908,300	4,615,900

Notes payable – long term	—	2,599,000
Capital leases – long term	24,200	33,600
Asset retirement obligations	923,800	3,371,200

Total liabilities	6,856,300	10,619,700

Commitments and contingencies (Note 11)
Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 29,054,100 at September 30, 2004, and 25,593,800 at December 31, 2003	290,500	255,900
Capital in excess of par value	127,356,500	117,111,700
Deferred compensation	(52,500)	(264,200)
Retained deficit	(104,157,400)	(94,409,900)

Total Stockholders’ Equity	23,437,100	22,693,500

Total Liabilities and Stockholders’ Equity	$30,293,400	$33,313,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
REVENUE
Sales	$2,279,900	$3,208,700	$9,843,800	$10,458,400

EXPENSES
Cost of sales	2,305,700	3,962,000	8,748,600	10,927,200
Depreciation, depletion, & amortization	1,149,400	750,400	4,677,700	3,722,000
Selling, general & administrative	2,350,500	607,300	4,816,900	1,598,900
Exploration and development costs	99,800	465,300	394,300	869,600
Accretion expense	43,300	46,500	129,900	139,600
Asset retirement obligation	—	—	935,200	—
Impairment of long-lived assets	—	—	—	3,382,000
Gain on asset disposals	(230,000)	(9,500)	(229,200)	(85,200)

	5,718,700	5,822,000	19,473,400	20,554,100

OTHER INCOME (EXPENSE)
Interest income	25,900	11,600	66,700	27,300
Interest expense	(55,400)	(108,700)	(191,800)	(280,700)
Unrealized gain (loss) on derivative instruments	—	(185,400)	147,200	433,700
Other	—	—	(140,000)	150,000

	(29,500)	(282,500)	(117,900)	330,300

Loss before cumulative effect of change in accounting principle	(3,468,300)	(2,895,800)	(9,747,500)	(9,765,400)
Cumulative effect of change in accounting principle	—	—	—	(11,700)

Net loss	($3,468,300)	($2,895,800)	($9,747,500)	($9,777,100)

Basic and diluted net loss per share	($0.12)	($0.13)	($0.35)	($0.46)

Weighted average shares outstanding	28,557,500	23,107,200	27,640,400	21,480,400

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	($9,747,500)	($9,777,100)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,677,700	3,722,000
Amortization of financing costs	—	12,200
Cumulative effect of change in accounting principle	—	11,700
Amortization of beneficial conversion feature	47,100	65,800
Impairment of inventory	1,056,500	1,636,300
Impairment of long-lived assets	—	3,382,000
Gain on asset disposals	(229,200)	(85,200)
Gain on derivative instruments	(147,200)	(433,700)
Non-cash compensation expense	607,300	529,800
Provision for asset retirement obligations	935,200	—
Accretion of asset retirement obligation	129,900	139,600
Write off of prepaid expenses	151,000	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	98,000	(27,300)
Decrease in inventories	1,246,200	213,700
(Increase) decrease in prepaid and other assets	(6,900)	95,400
(Decrease) increase in accounts payable and accrued liabilities	(5,100)	336,300
Decrease in other liabilities	(3,512,500)	(112,600)
Decrease (increase) in restricted cash	20,900	(386,200)

Total adjustments	5,068,900	9,099,800

Net cash used in operating activities	(4,678,600)	(677,300)

Cash flows from investing activities:
Purchases and development of property and equipment	(407,700)	(1,567,200)
Proceeds from asset disposals	379,200	229,300
Earnest money applied	—	(27,600)
Increase in restricted cash	—	(59,600)

Net cash used in investing activities	(28,500)	(1,425,100)

Cash flows from financing activities:
Issuance of stock	9,733,800	6,156,700
Proceeds for stock to be issued	—	245,000
Proceeds from sale of debentures	—	3,299,000
Payments on debt	(1,037,400)	(2,046,700)
Payments on capital lease obligations	(15,700)	(161,100)

Net cash provided by financing activities	8,680,700	7,492,900

Net increase in cash and cash equivalents	3,973,600	5,390,500
Cash and cash equivalents, beginning of year	4,139,800	430,800

Cash and cash equivalents, end of period	$8,113,400	$5,821,300

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $144,700 of interest during the first nine months of 2004, and $202,700 during the corresponding period of 2003.

2.	The Company paid no income taxes during the first nine months of 2004 nor the corresponding period of 2003.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during the first nine months of 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during the first nine months of 2003.

3.	The Company issued 110,400 shares of common stock with a fair market value of $179,900 to an employee as compensation for services during the first nine months of 2004. During the first nine months of 2003, the Company issued 83,700 shares of common stock with a fair market value of $110,200 to an employee as compensation for services.

4.	The Company issued 108,700 shares of common stock in connection with the conversion of $150,000 of debenture principal during the first nine months of 2004. The Company issued 434,800 shares of common stock in connection with the conversion of $600,000 of debenture principal during the first nine months of 2003.

5.	Non-cash stock compensation for the Company’s stock option plans under variable plan accounting was $427,400 and $419,600 during the first nine months of 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in			Common
	Number of	At Par	Excess of Par	Deferred	Retained	Shareholders’
	Shares	Value	Value	Compensation	Deficit	Equity
Balances, January 1, 2004,	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	$22,693,500
Stock issued for cash	1,631,000	16,300	7,111,000	—	—	7,127,300
Exercise of warrants	1,447,700	14,500	2,411,800	—	—	2,426,300
Exercise of stock options	162,500	1,600	178,600	—	—	180,200
Other stock issued	110,400	1,100	178,800	—	—	179,900
Other equity changes(1)	—	—	215,700	211,700	—	427,400
Debenture conversion	108,700	1,100	148,900			150,000
Comprehensive loss
Net loss					(9,747,500)	(9,747,500)
Other comprehensive loss	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	(9,747,500)	(9,747,500)

Balances, September 30, 2004	29,054,100	$290,500	$127,356,500	($52,500)	($104,157,400)	$23,437,100

(1)	Compensation expense determined under variable plan accounting for the Company’s stock option plans.

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

     The Company has restated its 2003 financial statements including footnotes as applicable. For additional information, see Note 14.

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

3. Earnings per Share (EPS):

     The Company computes EPS by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. For the three months ended September 30, 2004 and 2003, common stock equivalents that were not included in the computation of diluted EPS were 5,824,200 and 4,337,700, respectively. Common stock equivalents for the nine months ended September 30, 2004 and 2003 that were not included in the computation of diluted EPS were 6,280,700 and 4,159,500, respectively.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Stock Based Compensation, continued:

     Effective July 1, 2004, the Company changed the manner in which payment of the exercise price of an option could be tendered, requiring payment in cash or tendering of shares of the Company that had been held for at least six months. As a result, the Company has applied fixed plan accounting for its stock option plans on a prospective basis, commencing July 1, 2004. Because deferred compensation in the amount of $112,300 had previously been recorded for in-the-money, unvested options at the time the Company changed from variable plan accounting to fixed plan accounting, this amount will be amortized to expense as the options vest. For the three months ended September 30, 2004, the amount amortized was $59,800.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three and nine months ended September 30:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss, as reported	($3,468,300)	($2,895,800)	($9,747,500)	($9,777,100)
Add back: compensation expense (credit) determined under variable plan accounting	59,800	277,100	427,400	419,600
Deduct: compensation expense determined under fair value based method	(62,000)	(111,500)	(92,700)	(162,200)

Pro forma net loss	($3,470,500)	($2,730,200)	($9,412,800)	($9,519,700)

Basic and diluted loss per share
• As reported	($0.12)	($0.13)	($0.35)	($0.46)
• Pro forma	($0.12)	($0.12)	($0.34)	($0.44)

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Restricted Cash:

Restricted cash consisted of the following at:

	September 30,	December 31,
	2004	2003
Collateral for Letter of Credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events(b)	151,900	150,800
Kendall Mine reclamation(c)	1,933,200	1,920,100
McDonald Gold Project cash reclamation bond(d)	500,000	500,000
Net proceeds from property sales(e)	272,000	272,100
Escrow deposits(f)	—	35,000

	3,106,100	3,127,000
Current portion	272,000	307,100

Noncurrent portion	$2,834,100	$2,819,900

a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2004, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 11(a))

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 11(f)).

(f)	Earnest money received in connection with contracted property sales in 2002 which had not closed and were held by the Company’s escrow agent. The Company rescinded the sales contracts in 2004 because of uncertainty of the Montana Department of Environmental Quality decision on the Environmental Impact Statement. The money was refunded in June 2004.

6.	Inventories:

Metal inventories consisted of the following at:

	September 30, 2004	December 31, 2003
Broken ore under leach	$2,820,100	$4,191,300
Doré	225,800	46,900

	$3,045,900	$4,238,200

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Inventories, continued:

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $92,400 and $903,800 (restated) during the third quarters of 2004 and 2003, respectively, and $1,056,500 and $1,636,300 (restated) for the first nine months of 2004 and 2003, respectively, due to a combination of higher operating costs and lower production.

7.	Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	SEPTEMBER 30, 2004			DECEMBER 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Property:
McDonald	$16,200,200	($5,568,700)	$10,631,500	$16,200,200	($4,050,000)	$12,150,200
Seven-Up Pete	5,175,000	(1,779,000)	3,396,000	5,175,000	(1,293,800)	3,881,200

	$21,375,200	($7,347,700)	$14,027,500	$21,375,200	($5,343,800)	$16,031,400

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

     The Company tests for impairment of its long-lived assets when changes in events or circumstances occur. In accordance with SFAS No. 144 the Company uses estimates of future cash flows to test the recoverability of the Briggs Mine’s long-lived assets which includes mine development expenditures and plant and equipment. The estimated future cash flows include the projected revenues from in-ground estimated reserves based on the Company’s estimate of future gold prices and all future expenditures necessary to produce those in-ground reserves. As mining progressed in the second quarter of 2003, the Briggs Mine encountered projected ore which contained lower gold grade and higher sulfide contents (with lower gold recovery) than expected. The Company determined that these gold ounces were no longer economic and, as such, decreased its reserves at the Briggs Mine. The Company recorded a write down of $3,382,000 on these assets to their estimated fair value of $4,634,300 as a consequence.

9.	Notes Payable:

     Notes payable consisted of the following at:

	September 30, 2004	December 31, 2003
Caterpillar Finance(a)	$—	$1,037,400
Debentures(b)	2,524,000	2,674,000
- discount	(27,900)	(75,000)

	2,496,100	3,636,400
Current portion	2,496,100	1,037,400

Notes payable – Noncurrent	$—	$2,599,000

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and arranged to finance the purchase price for one year at an interest rate of 6.75%. The outstanding balance was paid off during the second quarter of 2004.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Notes Payable, continued:

(b)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures raising $3,299,000. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. The principal amount, unless otherwise converted, is due March 1, 2005. The Company’s stock price at the end of September 2004 was $3.80 per share.

10.	Asset Retirement Obligations:

     The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or recently producing mineral properties.

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2003	$4,303,700
Settlement of liabilities	(2,291,700)
Change in estimate(1)	935,200
Accretion expense	129,900

Balance, September 30, 2004	3,077,100
Current portion	2,153,300

Non current portion	$923,800

(1)	During the second quarter of 2004, the Company held discussions with the Montana Department of Environmental Quality (DEQ) concerning reclamation at the Kendall Mine site. After these discussions, the Company modified its reclamation plan to include items which had been developed by an engineering contractor to the DEQ and subsequently, revised its estimate to achieve closure of the Kendall Mine.

11.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine holds permits granted by the DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. On June 30, 2004, the Company commenced significant earthwork reclamation. Subsequently, in August 2004, the DEQ notified the Company that it could not complete the final capping of the leach pads until the EIS was completed. The Company’s estimate to achieve mine closure could be impacted by the outcome of the DEQ’s decision following an EIS. The Company has $1,933,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $14,027,500 undeveloped mineral claims and leases as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system. For the nine months ended September 30, 2004, the Company contributed $2,380,700 to the I-147 campaign, which was charged to selling, general and administrative expense.

Should an alternate technology be available to treat any of the gold deposits of the Seven-Up Pete Venture, significant capital will be required to resume permitting and ultimately develop them. No assurances can be made regarding the Company’s ability to find an economically viable alternative technology, and if found, to be able to obtain additional financing through capital markets, joint ventures, or other arrangements in the future and that the state leases will be favorably resolved as discussed below.

(e)	McDonald Gold Project — State Leases

On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. The carrying value of the McDonald Gold Project as of September 30, 2004 was $14,027,500.

In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company believes it held valid mineral leases and appealed the action of the DNRC in an administrative hearing process. Although a DNRC Hearing Examiner affirmed the DNRC action, it is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action. The court, however, in its December 9, 2002 order as described in the preceding section, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

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

to reclamation on the land covered by the leases. However, the Company does not have the legal right to use cyanide extraction technology for an open pit mine.

(f)	Kendall Mine Lawsuits

In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. A court date of November 29, 2004 has been scheduled for trial of this case. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $272,000 as of September 30, 2004.

In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. A court date of May 5, 2005 has been scheduled for trial of this case. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

(g)	Other Items

During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 36% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico.

The Company, through September 30, 2004, had funded $500,000 of exploration and metallurgical test work. In August 2004, the Company elected not to proceed with the financing of a gold/silver project in the State of Oaxaca, Mexico. As consideration for its prior funding of $500,000 of exploration, engineering, and metallurgical test work on the property, the Company received 600,000 shares of Gold Resources Corporation, a private Colorado corporation. As of September 30, 2004, the Company owns approximately 10% of the outstanding shares. If Gold Resources wishes to issue additional shares, the Company shall have the right of first refusal.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Derivative Instruments and Price Protection Arrangements:

     Gains and (losses) on the Company’s forward contracts resulting from period to period changes in the mark-to-market calculations are as follows:

THREE MONTHS ENDED		NINE MONTHS ENDED
SEPTEMBER 30,		SEPTEMBER 30,
2004	2003	2004	2003
—	($185,400)	$147,200	$433,700

     The Company does not have any price protection arrangements in place on the remaining Briggs production.

13.	Income Taxes:

     The Company has not recorded a tax benefit for the current period as the realization is not expected to be likely during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

14.	Restatement of the Three and Nine Months Ended September 30, 2003 Financial Statements and Related Information:

Briggs Asset Impairments

     As a result of corrections to the Company’s impairment analyses, the Company has determined that certain long-lived assets at the Briggs Mine were impaired in earlier periods. The previous impairment analyses, in addition to the projected revenues from the estimated gold contained in the ore at the Briggs Mine, incorrectly included projected revenues from the sale of metals inventory. The reduction in the projected revenues due to the elimination of revenues from the sale of metals inventory resulted in the impairment of the long-lived assets at the Briggs Mine in prior periods. The impairment of the long-lived assets also reduced the Company’s annual depreciation, depletion and amortization (DD&A) capitalized as part of metals inventory and the related inventory valuation and cost of sales calculations. Changes in the asset impairments also impact the amount of gain (loss) recognized on the subsequent sales of mine assets. These adjustments decreased the Company’s net loss by $82,500 or $0.00 per share in the third quarter of 2003 and $1,798,900, or $0.08 per share for the nine months ended September 30, 2003.

Expense Funding of Exploration Activities

     During 2003, the Company entered into an agreement with Gold Resources Corporation (GRC), which was in substance an agreement to fund GRC’s exploration efforts at a project in the State of Oaxaca, Mexico. (See Note 11(g)). Through December 31, 2003, the Company had provided GRC $400,000, with an additional $100,000 of funding in 2004, which the Company originally recorded as a note receivable. The Company has subsequently determined that the advances related to funding exploration costs should be expensed as incurred. This adjustment increased the Company’s net loss by $200,000 in the third quarter of 2003 and for the nine months then ended, or $0.01 per share.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Restatement of the Three and Nine Months Ended September 30, 2003 Financial Statements and Related Information, continued:

unregistered shares in accordance with APB 25, Accounting for Stock-Based Compensation. These adjustments increased the Company’s net loss by $8,900 in the third quarter of 2003 and $32,300 during the nine months ended September 30, 2003. The adjustments had no material effect on per share amounts.

Beneficial Conversion Feature for Convertible Debt

     In March 2003, the Company completed a private placement financing of its 6% two year convertible debentures which can be converted at any time into common stock at $1.38 per share. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios, requires that the intrinsic value of a beneficial conversion feature be recorded to additional paid-in capital and a discount on the convertible debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method. This adjustment increased the Company’s net loss by $42,200, (no material effect on per share amounts), in the third quarter of 2003 and $65,800 (no material effect on per share amounts) during the nine months ended September 30, 2003.

Variable Plan Accounting on Stock Option Plans

     The Company has restated prior periods to account for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options. While the Company had accounted for options issued under the plans as fixed awards, it has been determined that variable plan accounting would be appropriate. The use of variable plan accounting requires a charge to compensation expense, commencing at the grant date, in an amount by which the market price of the Company’s stock covered by the grant exceeds the option price. This accounting continues and subsequent changes in the market price of the Company’s stock from the date of grant to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized but not resulting in an accumulated adjustment below zero. These adjustments increased the Company’s net loss by $277,100, or $0.01 per share in the third quarter of 2003, and $419,600, or $0.02 per share for the nine months ended September 30, 2003.

     The following sets forth the effects of the aforementioned restatements to the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2003, and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2003.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Restatement of the Three and Nine Months Ended September 30, 2003 Financial Statements and Related Information, continued:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2003				Nine Months Ended September 30, 2003
	As Previously			As	As Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
REVENUE
Sales	$3,208,700	$—		$3,208,700	$10,458,400	$—		$10,458,400

EXPENSES
Cost of sales	3,449,400	512,600	(1)	3,962,000	11,251,100	(329,300	)(1)
						5,400	(5)	10,927,200
Depreciation, depletion & amortization	1,345,500	(595,100	)(1)	750,400	4,975,800	(1,253,800	)(1)	3,722,000
Selling, general and administrative	334,100	8,900	(2)		1,179,300	32,300	(2)
		264,300	(5)	607,300		387,300	(5)	1,598,900
Exploration costs	252,500	200,000	(3)		642,700	200,000	(3)
		12,800	(5)	465,300		26,900	(5)	869,600
Accretion expense	46,500	—		46,500	139,600	—		139,600
Impairment of producing assets	—	—		—	—	3,382,000	(1)	3,382,000
(Gain) loss on asset disposals	(9,500)	—		(9,500)	(85,200)	—		(85,200)

	5,418,500	403,500		5,822,000	18,103,300	2,450,800		20,554,100

OTHER INCOME (EXPENSE)
Interest income	11,600	—		11,600	27,300	—		27,300
Interest expense	(66,500)	(42,200	)(4)	(108,700)	(214,900)	(65,800	)(4)	(280,700)
Gain on derivative instruments	(185,400)	—		(185,400)	433,700	—		433,700
Other	—	—		—	150,000	—		150,000

	(240,300)	(42,200)		(282,500)	396,100	(65,800)		330,300

Loss before cumulative effect of change in accounting principle	(2,450,100)	(445,700)		(2,895,800)	(7,248,800)	(2,516,600)		(9,765,400)
Cumulative effect of change in accounting principle	—	—		—	(11,700)	—		(11,700)

Net loss	($2,450,100)	($445,700)		($2,895,800)	($7,260,500)	($2,516,600)		($9,777,100)

Basic and diluted net loss per share	($0.11)	($0.02)		($0.13)	($0.34)	($0.12)		($0.46)

Weighted average shares outstanding	23,107,200	23,107,200		23,107,200	21,480,400	21,480,400		21,480,400

(1)	Change in Briggs Mine impairment model

(2)	Change in FMV determination of stock issued for services

(3)	Expense funding of exploration activities

(4)	Beneficial conversion feature on debentures

(5)	Variable plan accounting on stock option plans

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Restatement of the Three and Nine Months Ended September 30, 2003 Financial Statements and Related Information, continued:

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2003
	As Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	($7,260,500)	($2,516,600)		($9,777,100)

Adjustments to reconcile net loss to net cash used in operating activities	6,583,200	419,600	(1)
		1,798,900	(2)
		32,300	(3)
		65,800	(4)
		200,000	(5)

Total adjustments	6,583,200	2,516,600		9,099,800

Net cash used in operating activities	(677,300)	—		(677,300)
Net cash used in investing activities	(1,425,100)	—		(1,425,100)
Net cash provided by financing activities	7,492,900	—		7,492,900

Net increase in cash and cash equivalents	5,390,500	—		5,390,500
Cash and cash equivalents, beginning of year	430,800	—		430,800

Cash and cash equivalents, end of period	$5,821,300	$—		$5,821,300

(1)	Variable plan accounting on stock option plans

(2)	Briggs Mine asset impairment

(3)	Stock compensation adjustment

(4)	Beneficial conversion feature for convertible debt

(5)	Expense funding of exploration activities

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

     On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As the Company does not presently have the legal right to extract minerals from the McDonald and Seven-Up Pete properties due to the I-137 constraint, the Company has not reclassified prior period amounts and will continue to amortize the carrying value of the properties until the legal impediment is resolved.

     The Committee is continuing its evaluation of other mining industry accounting issues, which may have an impact on the Company’s accounting in the future.

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

Restatement of Prior Financial Statements

     The Company has restated its financial statements for the three and nine months ended September 30, 2003 for the financial impact resulting from i) accounting for the Company’s stock option plans using variable plan accounting, insofar as the Company had permitted option holders to exercise options by surrendering shares underlying unexercised options in payment of the exercise price of the options; ii) corrections to the Company’s impairment analyses model used for impairment testing of the Briggs Mine assets and the associated impact on the impairment of long-lived assets, depreciation, depletion and amortization capitalized as part of metal inventories and related inventory valuation and cost of sales calculations; iii) expensing certain exploration costs that had been previously recorded as a note receivable; iv) correcting the compensation expense to reflect the fair market value of stock issued to an employee as compensation for services; and v) recognizing and amortizing a beneficial conversion feature associated with the Company’s 6% convertible debentures that were issued in March 2003. These adjustments increased the Company’s previously reported net loss for the three and nine months ended September 30, 2003 by $0.4 million, or $0.02 per share and $2.5 million, or $0.12 per share, respectively. The ensuing discussion gives effect to the aforementioned adjustments.

Overview

     The Company’s financial condition and liquidity improved from December 31, 2003 to September 30, 2004, primarily due to an equity financing which resulted in proceeds of $7.1 million, the exercise of certain warrants, which resulted in proceeds of $2.4 million, and the exercise of certain stock options, which resulted in proceeds of $0.2 million. These inflows allowed the Company to absorb negative operating cash flow of $4.7 million, and pay off the Briggs equipment financing of $1.0 million. The Company ended the quarter with $8.1 million of cash and cash equivalents.

     Revenues for the third quarter decreased 29% from the prior year three month period, due to declining production levels as a result of no new ore added to the leach pads. Improving spot gold prices resulted in price realizations of $398 per ounce during the third quarter and $394 per ounce year to date for 2004, respectively, as compared to $369 per ounce in the third quarter and $338 per ounce year to date for 2003, respectively. Overall, the Company’s results of operations reflect a higher net loss during the third quarter of 2004 due to lower revenues. Results for the nine months ended September 30, 2004 reflect a lower net loss as the prior period included an impairment charge of $3.4 million, which was partially offset in the current period by higher depreciation, depletion and amortization, higher selling, general and administration costs (principally due to stock compensation expense) and costs of $2.4 million associated with contributing to the funding of the I-147 campaign in Montana which is described in the following paragraph.

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system. (See “Other Matters – McDonald Gold Project – Anti-Mining Initiative”)

Critical Accounting Policies and Estimates

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

Results of Operations

     The Company recorded a net loss of $3.5 million, or $0.12 per share, on revenues of $2.3 million for the third quarter of 2004. For the nine months ended September 30, 2004, the Company recorded a net loss of $9.7 million, or $0.35 per share, on revenues of $9.8 million. This compares to a net loss of $2.9 million, or $0.13 per share, on revenues of $3.2 million for the third quarter of 2003 and a net loss of $9.8 million, or $0.46 per share, on revenues of $10.5 million during the first nine months of 2003.

     For the three months ended September 30, 2004, the Company sold 5,670 ounces of gold and 3,500 ounces of silver at an average price of $402 per equivalent gold ounce. For the comparable period of 2003, the Company sold 8,705 ounces of gold and 1,500 ounces of silver at an average realized price of $369 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $402 and $364 per ounce for the three months ended September 30, 2004 and 2003, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the three months ended September 30, 2004 and the comparable period for 2003:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30, 2004			SEPTEMBER 30, 2003

	Gold	Average Price Per	Revenue	Gold	Average Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Forwards	—	—	$—	6,045	$366	$2,210
Spot Sales	5,670	$398	2,258	2,660	$373	992

	5,670	$398	2,258	8,705	$368	3,202
Other transactions
Silver proceeds	—	—	22	—	—	7

	5,670	$402	$2,280	8,705	$369	$3,209

     For the nine months ended September 30, 2004, the Company sold 25,015 ounces of gold and 5,700 ounces of silver at an average realized price of $394 per equivalent gold ounce. For the comparable period of 2003, the Company sold 30,936 ounces of gold and 9,843 ounces of silver at an average realized price of $338 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $401 and $354 per ounce for the nine months ended September 30, 2004 and 2003, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the nine months ended September 30, 2004 and the comparable period for 2003:

	NINE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2004			SEPTEMBER 30, 2003

	Gold	Average Price Per	Revenue	Gold	Average Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Forwards	3,820	$378	$1,442	12,995	$334	$4,344
Spot Sales	21,195	$395	8,366	17,941	$348	6,242
Cash settlement of forwards	—	—	—	—	—	(173)

	25,015	$392	9,808	30,936	$337	10,413
Other transactions
Silver proceeds	—	—	35	—	—	46

	25,015	$394	$9,843	30,936	$338	$10,459

     Cost of sales was $2.3 million for the three months ended September 30, 2004, as compared to $3.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of sales was $8.7 million as compared to $10.9 million in the prior period. For the three and nine months ended September 30, 2004, cost of sales includes write downs of inventory to net realizable value of $0.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2003, cost of sales includes write downs of inventory to net realizable value of $0.9 million (restated) due to a combination of higher operating costs and lower production and $1.6 million (restated), respectively due to a combination of higher operating costs and lower production. At September 30, 2004, the Company has estimated approximately 11,700 ounces of gold will be recovered from the leach pad.

     Depreciation, depletion and amortization was higher in the current periods due to a greater number of recoverable ounces mined as the Company finished mining of the high grade North Briggs layback.

     Selling, general and administrative expense was approximately $1.7 million higher for the three months ended September 30, 2004, as compared to the same period ended September 30, 2003, due to a bonus and salary increase for certain employees and the Company’s participation in the funding of the I-147 campaign in Montana. For the nine months ended September 30, 2004, selling, general and administrative expense was approximately $3.2 million higher than the nine months ended September 20, 2003, due principally to costs associated with participation in the funding of the I-147 campaign in Montana, corporate governance and compliance matters, and bonus and salary increases for certain employees.

     Exploration expense was approximately $0.4 million lower for the three months ended September 30, 2004, as compared to the same period ended September 30, 2003, due to spending of $0.2 million for Oaxaca and an additional $0.2 million spent for McDonald in 2003.

     During the second quarter of 2004, the Company held discussions with the Montana Department of Environmental Quality (DEQ) concerning reclamation at the Kendall Mine site. After these discussions, the Company modified its reclamation plan to include items which had been developed by an engineering contractor to the DEQ and subsequently, revised its estimate to achieve closure of the Kendall Mine, which resulted in a charge of $0.9 million. Subsequently, in August 2004, the DEQ notified the Company that it could not complete the final capping of the leach pads until an Environmental Impact Study (EIS) was completed. The Company’s estimate to achieve mine closure could be further impacted by the outcome of the DEQ’s decision following an EIS.

     During the second quarter of 2003, the Company determined that certain gold ounces contained in sulfide ores were no longer economic and recorded a write down of $3.4 million on the Briggs Mine long-lived assets as a consequence.

     During the second quarter of 2004, the Company decided not to proceed with certain contemplated property sales. As a result, the Company wrote off certain expenses related to these property sales of $0.2 million of other expense.

     During the nine months ended September 30, 2004, the Company recorded gains on forward gold contracts of approximately $0.1 million. During the three and nine months ended September 30, 2003, loss/gains were recorded on forward gold contracts of approximately ($0.2) million and $0.4 million, respectively. The Company does not have any price protection arrangements on the remaining Briggs production will be entered into.

     Effective July 1, 2004, the Company changed the manner in which payment of the exercise price of an option could be tendered, requiring payment in cash or tendering of shares of the Company that had been held for at least six months. As a result, the Company has applied fixed plan accounting for its stock option plans on a prospective basis, commencing July 1, 2004. Because deferred compensation in the amount of $0.1 million had previously been recorded for in-the-money, unvested options at the time the Company changed from variable plan accounting to fixed plan accounting, this amount will be amortized to expense as the options vest. For the three months ended September 30, 2004, the amount amortized was $0.1 million.

     On January 1, 2003, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations. Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales. Upon adoption of SFAS No. 143, the Company recorded a charge of $11,700 as the cumulative effect of a change in accounting principle.

Liquidity & Capital Resources

     For the nine months ended September 30, 2004, operating activities used $4.7 million of cash and financing activities provided $8.7 million of cash, resulting in a net increase in cash of $4.0 million. Cash and cash equivalents at September 30, 2004 was $8.1 million.

     During the first nine months of 2004, the Company’s financing activities included: (i) $7.1 million received through the sale of 1,631,000 shares of common stock at a price of $4.37 per share, (ii) $2.4 million received in connection with the exercise of certain warrants, (iii) $0.2 million received in connection with the exercise of stock options, and (iv) $1.0 million used to pay off the Briggs equipment financing.

Outlook

Summary

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations, including the potential payment of $2,524,000 in debentures if not converted by March 1, 2005, even though there has been negative cash flow from operations for the nine months ended September 30, 2004. The Company’s long-term liquidity will be impacted by the scheduled wind down of operations at the Briggs Mine during 2004-2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should an alternate technology be developed to treat the McDonald or Seven-Up Pete deposits, significant capital would be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Operations

     Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be actively leached throughout 2004. Reclamation of the waste dumps commenced in the second quarter of 2004 and will continue through the year. The Company expects to spend approximately $1.4 million on reclamation over the next twelve months. The Briggs Mine is expected to produce approximately 4,000 ounces of gold during the fourth quarter resulting in approximately 30,000 ounces for 2004. Approximately 8,000 ounces will be produced during 2005.

     The Company expects to spend up to $0.8 million on the Kendall Mine reclamation over the next twelve months.

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2004. In addition, the Company participated financially in the new initiative, I-147, contributing $2.4 million as of September 30, 2004, which was defeated by citizen vote in November 2004.

Financing

     At September 30, 2004, the Company had outstanding warrants issued in connection with previous transactions as follows: warrants to purchase 2,251,800 shares of common stock at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of between $4.5 million and $4.9 million would be realized on exercise of these warrants, depending on the terms in effect at the time of exercise.

     The Company’s 6% convertible debentures ($2.5 million of principal at September 30, 2004), are convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The principal amount, if not otherwise converted, is due March 1, 2005. The Company’s stock price at the end of September 2004 was $3.80 per share.

Contractual Obligations

     The Company’s contractual obligations are as follows:

	PAYMENTS DUE BY PERIOD
		Less than
	Total	1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$2,524,000	$2,524,000	$—	$—	$—

Interest on debentures	63,100	63,100	—	—	—

Capital lease obligations	38,300	14,100	24,200	—	—

Operating lease obligations	141,800	48,900	92,900	—	—

Asset retirement obligations	3,077,100	2,153,300	923,800	—	—

Total	$5,844,300	$4,803,400	$1,040,900	$—	$—

(1)	Convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of September 2004 was $3.80 per share.

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

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would allow use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $14.0 million undeveloped mineral claims and leases assets as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system.

Should an alternate technology be available to treat any of the gold deposits of the Seven-Up Pete Venture, significant capital will be required to resume permitting and ultimately develop those deposits. No assurances can be made regarding the Company’s ability to finding an economically viable alternative technology, and if found, to be able to obtain additional financing through capital markets, joint ventures or other arrangements in the future.

McDonald Gold Project – State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding section, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2004.

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

Kendall Mine — Environmental Regulation

     The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, the company commenced significant earthwork reclamation in June 2004. The primary contractor for this $1.5 million phase of the project is MK Weeden Construction, a local Lewistown firm. The Company’s modification of its reclamation plan to include items developed by a DEQ engineering contractor has resulted in an increase in asset retirement obligations of $0.9 million. The Company’s estimate to achieve mine closure could be impacted by the outcome of a DEQ decision following an EIS. The Company has $1,933,200 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

Kendall Mine – Legal Matters

     In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. A court date of November 29, 2004, has been scheduled for trial of this case. The Company believes the allegations are completely without merit and that the Company will prevail in this matter.

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2004, $272,000 had been remitted to the Court as required by the Order.

     In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. A court date of May 2, 2005 has been scheduled for trial of this case. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

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

Interest Rates

     At September 30, 2004, the Company’s debt was approximately $2.5 million which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.

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

     During the review of the financial statements for the first quarter ending March 31, 2004 PricewaterhouseCoopers LLP, our independent registered public accountants, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the American Institute of Certified Public Accountants (AICPA) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement filed as Amendment No. 1 to Form 10-K/A.

     During the review of the financial statements for the second quarter ending June 30, 2004, PricewaterhouseCoopers LLP communicated to the Company and its Audit Committee that the method used for testing possible impairment of the Briggs Mine may be inappropriate. After an evaluation of the method, the Company determined that it inappropriately included ounces recovered from the leach pad inventory in its impairment analysis. The Company changed its model using only projected ounces from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. The Company also determined that the following items should have been reported differently: 1) a loan made to a private exploration company, the proceeds of which were used for exploration, should have been accounted for as an exploration expense; 2) the cost of restricted shares issued under a contract for services should have been recorded at fair market value at the time the contract was executed and or amended; 3) a beneficial conversion feature and related amortization expense should have been recognized with regards to a private placement of convertible debentures for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock.

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

     Our Audit Committee held a meeting with management and PricewaterhouseCoopers LLP and determined that the Company’s financial statements for 2003 and prior periods and quarterly period ended March 31, 2004, should be restated. Accordingly, the Company filed Amendment No. 2 to Form 10-K/A filed on October 25, 2004 and Amendment No. 1 to

Form 10-Q/A filed on October 25, 2004. The restatement of the Company’s prior period financial statements contained in this Form 10-Q are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under Restatement of Financial Information,” and in Note 14 of the Notes to the Interim Consolidated Financial Statements included in Part I, Item 1.

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

     Other than retention of outside consultants to identify areas of improvement, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect internal controls over financial reporting for this period. Subsequent to September 30, 2004, we began implementation of the initiatives discussed above, which are reasonably likely to improve the Company’s internal controls over financial reporting.

     In connection with the identified internal control weaknesses, we have performed substantial additional procedures to confirm that the financial information fairly presents our operating results and financial condition for the periods presented, therefore our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this third quarter report on Form 10-Q for September 30, 2004, are effective.

PART II OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, the Company issued 29,000 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee, John C. Doody. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to Vote of Security Holders	None

Item 5. Other Information	None

Item 6 Exhibits

Exhibits as required by Item 601 of Regulation S-K, are listed on pages 32 and 33. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

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

CANYON RESOURCES CORPORATION
Date: November 15, 2004	/s/ Richard H. De Voto
Richard H. De Voto
Chief Executive Officer

Date: November 15, 2004	/s/ Gary C. Huber
Gary C. Huber
Chief Financial Officer

Index to Exhibits

NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)
10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.