Form 10-K
period 2004-12-31
CANYON RESOURCES CORP
filed 2005-03-17
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware corporation)

84-0800747
(I.R.S. Employer Identification No.)

14142 Denver West Parkway, Suite 250, Golden, Colorado 80401

Registrant’s telephone number: (303) 278-8464

Securities registered on The American Stock Exchange
Pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

The aggregate market value of the 27,730,798 shares of the registrant’s voting stock held by non-affiliates on June 30, 2004 was approximately $107,872,804.

At February 22, 2005, there were 29,207,597 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

CANYON RESOURCES CORPORATION
FORM 10-K
Year ended December 31, 2004

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, judicial proceedings, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission. Most of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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

     Properties which have a demonstrated inventory of mineralized rock of a potentially economic nature are further evaluated by conducting various studies including calculation of tonnage and grade, metallurgical testing, development of a mine plan, environmental baseline studies and economic feasibility studies. If economics of a project are favorable, a plan of operations is developed and submitted to the required governmental agencies for review. Depending on the magnitude of the proposed project and its expected environmental impact, a rigorous environmental review may be required prior to issuance of permits for the construction of a mining operation.

     The organizational chart on the following page reflects the Company’s legal ownership of subsidiaries and ownership interests in various gold properties as of 12/31/04.

Canyon Resources Corporation
36.125% 1
100%
CR Kendall Corporation
100%
Kendall Mine
100%
Judith Gold Corporation
100%
Kendall Lands
63.875% 1
Seven-Up Pete Venture
100%
McDonald Gold Project
100%
CR Montana Corporation
100%
900,000 acres Western Montana
100%
CR Minerals Corporation (Inactive)
100%
CR Briggs Corporation
100%
Briggs Mine
100%
Panamint Exploration Properties
100%
CR International
Mina Cancha 2
100%
Canyon De Panama S.A. (Inactive)
90% 3
Canyon Resources Venezuela C.A. (Inactive)
90% 3
Canyon Resources Tanzania Limited (Inactive)
51%
Acacia Gold Limited

1 Subject to provisions of a purchase agreement.
2 Property has been sold with a retained 2.5% NSR royalty.
3 Subject to dilution by 10% owner after $5 million of expenditures.

     The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies. The Company has also independently financed the acquisition of mineral properties and conducted exploration and drilling programs and implemented mine development and production from mineral properties in the western United States and exploration programs in Latin America and Africa. (See “Item  2  Properties.”)

     The Company is continually evaluating its properties and other properties, which are available for acquisition, and will acquire, joint venture, market to other companies, or abandon properties in the ordinary course of business subsequent to the date hereof.

OPERATIONS

     During 2004, the Briggs Mine, located in southeastern California, produced 29,662 ounces of gold and 8,543 ounces of silver and commenced reclamation activities including recontouring, capping, and revegetation of the non-ore piles on the property. (See “Item 2 – Properties – Production Properties – Briggs Mine.”)

     During 2004, the Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and in recontouring the leach pads and pit areas. (See “Item 2 - Properties — Production Properties — Kendall Mine.”)

     During 2004, all of the Company’s revenues (gold and silver) were generated by its Briggs Mine in California. In addition, proceeds were realized on the sales of certain mining equipment in 2004. In 2005 and subsequent years, the Company anticipates that all of its revenues will be derived from precious metals.

FINANCING

     Equity Transactions

     On March 15, 2005, the Company raised $3,823,417 through the sale of units, at $ 0.721 per unit, consisting of 5,302,932 shares of registered common stock and 2,651,466 warrants. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004. The warrants are exercisable at a price of $1.03 per share of common stock from September 22, 20005 until March 14, 2008.

     On March 1, 2005, the Company’s convertible subordinated debentures became due. The outstanding balance of the debentures was $2,424,000 on the due date of March 1, 2005. Debenture holders of $1,599,000 were paid the principal amounts of their notes. Debenture holders of $825,000 agreed to extend the term of their debenture to March 1, 2011.

     During 2004, debenture holders of $250,000 converted their principal amounts to 181,158 shares.

     In March 2004, the Company raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares were registered through a shelf registration statement declared effective by the Securities and Exchange Commission on February 27, 2004.

     During 2004, certain outstanding warrants were exercised which resulted in the issuance of 1,499,700 shares of common stock with the Company receiving $2,529,400 in proceeds.

     In August 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,800 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expired on September 30, 2004. Warrants tendered to the Company in the Offer resulted in proceeds of approximately $1.9 million and the Company issuing 1,419,900 shares of its common stock and new warrants to purchase 1,419,900 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,900 shares were subsequently exercised at $1.67 per share resulting in proceeds of approximately $0.3 million and the Company issuing 182,900 shares of its common stock.

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

     During 2004, exercise of stock options resulted in proceeds of approximately $180,200 and the Company issuing 162,500 shares of its common stock.

     During 2004, the Company issued 139,500 shares to an employee as compensation for services.

     Asset Sales

     During 2004, the Company received proceeds of approximately $454,000 in connection with the sales of certain mining equipment from the Briggs Mine.

     Leasing Arrangements and Equipment Lease Buyouts

     The Company leased approximately $8.5 million of mining and electrical generation equipment for the Briggs Mine from Caterpillar Financial Services (Caterpillar). The majority of the equipment leased initially had a 5-year term. The Company has arranged from time-to-time to finance the lease buy-outs with Caterpillar. In January 2003, the Company exercised a lease purchase option to buy the mining fleet for approximately $1.6 million at an interest rate of 6.75%. During 2004, principal payments of approximately $1.0 million were made to pay off the lease buy-out.

AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS

     Gold mineralization is found in many countries and in many different geologic environments, and in most cases, is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, the Company believes that the expertise of its staff and its ability to rapidly evaluate and respond to opportunities allow it to compete effectively with many companies having far greater financial resources. In recent years the political environments in many countries of the world have become favorable to investment in the mining industry. For these reasons, the Company has expanded its evaluation for gold, silver and other precious metals from the Western United States to other countries with favorable geologic and investment environments.

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

     The marketing of all minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company’s results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company’s properties which are being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $271 and $409 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company’s practice has generally been to sell its minerals at spot prices, unless price hedging is required in connection with its loan facilities.

CUSTOMERS

     In 2004 and 2003, the Company sold its gold production primarily to Standard Bank London Limited and its silver production to Metalor USA Refining Corporation. From 2000 through 2002, the Company sold its gold and silver production primarily to NM Rothschild & Sons Limited, Bayerische Hypo-und Vereinsbank AG (formerly Bayerische Vereinsbank AG), and Metalor USA Refining Corporation. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such buyers would adversely affect the Company.

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

     Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific Company properties are described in “Item 2 — Properties.”

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

EMPLOYEES

     As of February 22, 2005, the Company and its wholly-owned subsidiaries employed 22 persons, which number may adjust seasonally. None of the Company’s employees are covered by collective bargaining agreements.

SEASONALITY

     Seasonality does not currently have a material impact on the Company’s operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT CONTRACTS

     Other than interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

ITEM 2. PROPERTIES

     The following table provides a summary of the most significant properties in which the Company has an interest as of December 31, 2004. More detailed information regarding each of these properties is provided in the text that follows.

CANYON RESOURCES CORPORATION
PROPERTIES AS OF 12/31/04

					Development	Anticipated
			Date	Acquisition	Capital	Time of
			Interest	Cost of	to Make Property	Commencement of
Property	Interest	Nature of Interest	Acquired	Interest[1]	Operational	Operations
Production Properties
Briggs Mine	100%	Unpatented mining claims	1990	$7.7 million	$42.2 million	In production
Kendall Mine	100%	Fee land	1987, 1990, 2001	$15.4 million	$1.6 million	In reclamation

Development Properties
Seven-Up Pete Venture	100%	Mineral leases	1990, 1997	$10.2 million [2]	Unknown	Unknown [3]
Exploration Properties
Reward	100%	Mineral claims	2004	$0.01 million	Unknown	Unknown
Panamint Range	100%	Unpatented mining claims	1990	$0.3 million	Unknown	Unknown
Montana 900,000 acres	100%	Mainly fee mineral rights	1990	$2.1 million	Unknown	Unknown
Mina Cancha (Argentina)	0% [4]	Mineral claims	1994	Nil	Unknown	Unknown

1.	Net to Canyon’s interest in the property.

2.	To date — an additional amount of $10 million will be paid to Phelps Dodge when all permits have been achieved or construction commences.

3.	See discussion at “Development Properties — Seven-Up Pete Venture — Legal Status.”

4.	Property has been sold with a retained 2.5% net smelter return royalty.

PRODUCTION PROPERTIES

BRIGGS MINE

     General

     The Briggs Mine, located on the west side of the Panamint Range near Death Valley, California, was acquired by the Company in 1990. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. Access from Trona is by 33 miles of paved and graded gravel roads. The Company owns or controls, through leasehold interests, 100% of the Briggs Mine, subject to a 3% net smelter returns royalty on gold produced from April 1, 2001 onward in excess of 175,000 ounces. From April 1, 2001 through December 31, 2004, the Briggs Mine had produced 196,978 ounces of gold.

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

     The Briggs Mine was constructed in 1996 and, through December 31, 2004, has produced 543,300 ounces of gold and 152,434 ounces of silver. Since 1996, a total of 75.1 million tons of rock have been mined by open-pit methods, including 51.6 million tons of waste. Of the 23.5 million tons of ore mined, 18.6 million tons have been crushed and, along with 4.8 million tons of run-of-mine ore and 0.1 million tons of underground ore, have been placed on the leach pad. A total of 733,850 ounces of gold has been placed on the leach pad during this period. Recoverable ounces in leach-pad inventory at December 31, 2004, were 7,468 ounces of gold.

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

     During the first three quarters of 2003, 0.8 million tons of ore, with an average grade of 0.040 oz/ton, were mined primarily from the Goldtooth deposit and a residual zone within the main Briggs pit. Ore mining stopped in mid-August, as the Goldtooth deposit had been fully mined out by then. Lay-back of waste rock at the North Briggs pit commenced in the second quarter, continued throughout the balance of 2003, and continued

into the first quarter of 2004 when the last ores to be mined at Briggs were encountered in late January and were mined out by the end of April 2004.

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

     During 2004, ore mining from the North Briggs layback area occurred until April, when mining ceased due to lack of additional ore. Leaching of the 23.5 million tons of ore on the pad continued throughout the year with the production of 29,662 ounces of gold and 8,543 ounces of silver.

     Upon completion of mining, some of the Briggs mining equipment, including two used 85-ton trucks, one loader, and two blast-hole rigs, were sold to other groups. Mobile equipment remaining at Briggs includes four 85-ton trucks, two loaders, four dozers, and two graders, which are being used in reclamation activities.

     In 2004, the Company entered into an agreement with Pintail Environmental Solutions to conduct tests on Briggs leach pad ores to determine the viability of recovery of additional gold from the ores through the use of proprietary biologic treatment technology. Pintail has collected three tons of ore by drilling of the pad material and is financing and conducting test work and a gold recovery feasibility program. If the feasibility program establishes economic viability, then Canyon and Pintail would proceed with implementation of the biologic treatment of Briggs leach-pad ores, whereby Canyon and Pintail would each receive 50% of the net revenues from any additional gold recovery from the pad.

     Significant reclamation activities were conducted at the Briggs Mine during 2004, including recontouring, capping, and revegetation of most of the non-ore piles on the property. Once gold recovery is completed, the pad will be rinsed, contoured to final slopes, covered, and seeded.

     Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

BRIGGS MINE OPERATIONS

	2004	2003	2002	2001	2000

PRODUCTION
Open-Pit Mining
Tons mined (waste and ore)	1,330,399	6,858,500	8,909,500	11,512,450	11,380,100
Tons ore mined (crusher ore)	—	332,900	46,500	3,383,700	3,586,200
Gold grade of crusher ore (oz/ton)	—	0.051	0.043	0.036	0.025
Tons run-of-mine ore (ROM)	575,913	504,400	1,791,400	302,100	532,700
Gold grade of ROM (oz/ton)	0.047	0.033	0.036	0.023	0.014
Strip ratio (tons waste/tons ore)	1.3:1	7.2:1	3.7:1	2.1:1	1.8:1
Underground Mining
Tons mined	—	—	89,700	21,700	—
Gold grade (oz/ton)	—	—	0.187	0.193	—

Gold production (oz)	29,662	36,645	57,058	96,141	86,621
Silver production (oz)	8,543	11,519	14,914	28,177	23,220
Recoverable gold inventory (oz)	7,468	15,484	33,360	34,854	28,401

FINANCIAL
Ounces of gold sold	29,515	37,506	57,838	97,443	87,397
Average gold price realized	$400	$347	$300	$289	$397
Revenue from mine operations	$11,813,900	$13,010,100	$17,377,100	$28,126,000	$34,726,300
Capital expenditures (1)	$366,700	$3,216,500	$1,079,400	$3,488,300	$1,891,300

(1)	Excludes exploration and development drilling and permitting costs for reserve expansion.

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

     The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required the Company to maintain a $3,030,000 reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that the Company maintain a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and the Company has partially collateralized the bonds as follows: (i) $0.152 million held directly by the Surety; (ii) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

     During 2001 through 2004, the Company continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and revegetation of waste rock dump surfaces.

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

     Reclamation has been ongoing throughout the life of the operation. Disturbed areas are contoured and topsoil is replaced and reseeded as soon as possible. Over the last several years, more than 200,000 trees and shrubs have been planted and reclamation has been completed on three quarters of the disturbed area of the Kendall mine site. The Company’s reclamation and closure expenditures in 2003 were approximately $0.3 million, primarily related to treatment and disposal of process water, and capture and treatment of waste rock dump seepage. Final reclamation will require recontouring of spent ore heaps, roads and other areas and redistribution of topsoil, reseeding of some disturbed areas, and implementation of a long term water management system. The Company has spent approximately $9.8 million on reclamation and closure activities at the Kendall mine site through December 31, 2004. The Company has $1,945,900 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

     In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. During 2004, the Company accomplished most of the remaining earthwork on the site with lining and filling in the hole between the leach pads, recontouring of the leach pads, and regrading of slopes in the Barnes-King and Kendall pits and of drainage around the leach pads. The Company desired to complete capping and revegetation of the leach pad areas during 2004, as well, but was ordered by the DEQ to not conduct the capping pending outcome of the DEQ’s EIS for ultimate reclamation of the Kendall minesite. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

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

     On September 25, 1997, Canyon and CR Montana purchased the 72.25% participating interest in the Seven-Up Pete Venture, including the McDonald Gold Project, from Phelps Dodge. The purchase increased Canyon’s effective ownership in the project to 100%. Canyon made an initial payment of $5 million to Phelps Dodge, as part of a purchase price which was to be no less than $100 million and no more than $150 million. No additional payment is required until after all permits have been achieved or construction commences. In September 1999, Phelps Dodge subsequently agreed to amend the purchase agreement which lowered the residual payment obligation to $10 million, or, alternatively, one-third of any award received by the Seven-Up

Pete Venture as a result of a takings lawsuit against the State of Montana. (See “Legal Status”) The purchase payment is collateralized only by the 72.25% participating interest and underlying assets transferred from Phelps Dodge to Canyon.

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

     The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $76 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, alternative technology analyses submitted to the DNRC (and the court) demonstrate that enactment of I-137 has “taken” the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as $500 million dollars before litigation and related expenses.

     The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit and denied the Company’s Petition for Judicial Review of the DNRC’s actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court of the State District Court Order. The Montana State Supreme Court heard the appeal on October 28, 2003, and a ruling is expected during 2005. The Company will continue its legal efforts until full value can be obtained for the Seven-Up Pete Venture assets.

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

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with rigorous engineering practices and environmental safeguards. On June 17, 2004, the I-147 campaign organization, Miners, Merchants and Montanans for Jobs and Economic Opportunity For I-147, submitted 34,000 signatures on petitions to place I-147 on the ballot, obtained in all 56 counties of the state. On July 14, 2004, Montana’s Secretary of State certified that I-147 qualified for the November 2, 2004 ballot. On November 2, 2004, I-147 was defeated by Montana voters by a 42% to 58% vote, thereby maintaining the prohibition of new gold or silver mines in the state which use the combination of open-pit mining methods and cyanide recovery.

Geology and Development

     The McDonald and Seven-Up Pete deposits, described below, cannot be developed as operating mines unless and until the anti-mining initiative, I-137, previously described under Legal Status, is overturned, set aside, or modified, or the Company were to develop an alternate method for economic recovery of minerals from the deposits. As a result, neither the McDonald nor Seven-Up Pete deposits constitute “reserves” as defined in Industry Guide No. 7, which stipulates the requirement for legal extraction in the definition of proven and probable reserves. No additional information which has been or may be issued by the Company with respect to these properties should be deemed “reserves” as such are defined by the Securities and Exchange Commission.

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

     The resulting redesign of the McDonald Gold Project produced a Pre-Feasibility Study for an open-pit mining operation utilizing a dedicated leach pad with in-pad solution storage for run-of-mine (no crushing) cyanide leaching. If I-137 were to be overturned and development of the project were legally possible, CAM’s redesign pre-feasibility, completed at a $350 gold price, indicates that gold and silver can be produced profitably with cyanide recovery from the McDonald deposit at a $325 gold price, which approximates the average price of gold for the prior three years. The redesign utilizes average recovery factors of 67.5% and 33.0% for gold and silver, respectively, of the total content of each metal in the run-of-mine ore placed on leach pad with cyanide recovery. The redesign integrates the following environmental advantages over the 1993 design:

-no facilities located on the alluvial valley of the Blackfoot River
-in-pad solution storage, therefore, no open ponds

     -no relocation of State Highway 200
     -mine buildings and facilities located out of sight and away from the highway
     -non-ore rock piles lined for containment of any seepage
     -capping of leach pads with impermeable synthetic liner

McDONALD GOLD DEPOSIT (1)
MINERALIZED MATERIAL

Cut Off Grade (2)	Tons	Grade	Grade
(opt gold)	(millions)	(opt gold)	(opt silver)

0.006	667.6	0.016	0.095
0.008	521.8	0.019	0.104
0.010	410.4	0.022	0.113
0.016	211.1	0.030	0.138
0.020	143.4	0.036	0.157
0.025	93.2	0.044	0.179
0.035	44.9	0.059	0.222
0.050	17.7	0.087	0.292
0.100	3.3	0.186	0.498

(1)	Currently constrained from development using cyanide recovery and open-pit mining due to the Montana anti-mining law, I-137, the validity of which has been challenged by several lawsuits. (See “Legal Status” above).

(2)	Cutoff grade is the lowest grade of gold that is included in each category of tons and grade of mineralized material.

     Environmental baseline studies have been conducted since 1989, providing the necessary information to design and locate facilities for the proposed McDonald gold mine. Baseline studies include air quality, meteorology, surface water, groundwater, wildlife, fisheries, aquatics, vegetation, soils, recreation, transportation, visual resources, wetlands, cultural resources, and socioeconomics.

     In 1994, the SPV completed environmental baseline and engineering studies that demonstrate that the proposed McDonald gold mine can be operated in an environmentally sound manner. This information was used to prepare and file an application for Plan of Operations with the Montana Department of Environmental Quality (DEQ) in November 1994. The DEQ declared the application for an open-pit mine with cyanide leach recovery complete in 1996 and was preparing an Environmental Impact Statement (EIS) with the Montana Department of Natural Resources and Conservation (DNRC) and the U.S. Army Corps of Engineers (COE) as co-lead agencies.

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

     With the defeat of I-147 (See “Legal Status”), the Company has commenced a re-evaluation of alternate methods for gold and silver recovery from each of the three gold deposits of the Seven-Up Pete Venture. Although earlier evaluations, conducted in 1999-2000, found none to be economically viable, circumstances have changed. Technologies have advanced and commodity prices have changed since passage of the anti-mining ban, I-137, in November 1998.

     The Keep Cool deposit is a probable extension of the McDonald deposit, occurring within the same rock unit and with similar geologic characteristics. It has been less extensively drilled, but the cluster of mineralized holes at Keep Cool indicate the occurrence of sizeable tonnage of mineralized material.

     Most of the McDonald gold deposit and part of the Keep Cool deposit occur on land owned by the State of Montana and are subject to a 5% net smelter return royalty payable to the state school lands trust, the principal beneficiary of which is Montana Tech, part of the state university system. A minor portion of the McDonald gold deposit and most of the Keep Cool deposit occur on land owned by the Sieben Ranch Company (SRC) and are subject to a 5% net smelter return royalty

          Seven-Up Pete Property

     I-137 currently prohibits the development of the Seven-Up Pete deposit using conventional cyanide recovery technology. Prior to its development at any time in the future, an Environmental Impact Statement for Seven-Up Pete would have to be prepared.

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

     A comprehensive Pre-Feasibility Study completed in early 1999 documents that the Seven-Up Pete deposit is economically viable at gold prices between $300 per ounce and $350 per ounce when developed in conjunction with the nearby McDonald Gold Project using cyanide recovery technology. The Seven-Up Pete mineralized material would be mined in an open pit, hauled by truck to the McDonald site, and crushed and cyanide heap leached at the McDonald facility. Using a dilution factor of 25%, the Seven-Up Pete deposit contains 11.7 million tons of mineralized material, with an average grade of 0.051 ounce of gold per ton and 0.24 ounce of silver per ton.

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

HYCROFT MINE

     Transaction

     In January 2005, the Company entered into an option to purchase agreement of the Hycroft Mine in Nevada with Vista Gold Corporation. The agreement provides for Canyon to expend $500,000 in development and exploration drilling and mine engineering over a six-month option period. At any time during the six-month period, Canyon could exercise the option to purchase the Hycroft Mine for $4 million in cash plus units. The units would consist of one share of common stock and a warrant to purchase one half share of common stock of Canyon. The number of units would be calculated by dividing $6 million by the average closing price of Canyon common stock for the 20 trading days prior to the exercise of the Option. The exercise price of each warrant would be equal to 130% of the average share price upon exercise of the Option, and the warrants would have a term of three years.

     If Canyon assumes the existing reclamation bond on the Hycroft property, Canyon would pay Vista the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company’s accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million. If Canyon fails to complete significant physical development activities at the Hycroft Mine directed toward recommencing gold production from oxide ore leaching during the 12 months following Canyon’s purchase, then Canyon commits to spend $500,000 on exploration for high-grade gold deposits on the property in each of the two following 12-month periods.

     Canyon has agreed, upon completion of the purchase, that it will submit, for its shareholders’ approval, a new Director of Canyon nominated by Vista and acceptable to the existing Board of Directors of Canyon.

     General

     The Hycroft Mine, located 54 miles west of Winnemucca, Nevada, has produced more than 1.1 million ounces of gold and two million ounces of silver from open-pit, heap-leach operations conducted from 1983-2004. Mining of the Brimstone pit was interrupted in 1998 due to low gold prices. Mine Development Associates of Reno, Nevada has calculated the following resources and mineable reserves at the Hycroft Mine. Known remaining mineralized oxide material at Hycroft comprises 47.5 million tons with an average grade of 0.016 oz/ton gold. Mineable reserves (at a $375/oz gold price) include 32.4 million tons at an average grade of 0.018 oz/ton gold, with a strip ratio of 1.78:1 (tons of waste to one ton of ore).

     The property facilities in place include three leach pads with 82 million tons of spent ore, with the capacity for an additional five million tons, four recovery plants (Merrill Crowe and carbon), and shops. The property is fully permitted to resume operations, and is fully bonded for its current disturbances. The mine is accessible by road and has access to adequate supplies of water and power.

     In addition to multiple sites on the property with the potential for expansion of the mineralized oxide tonnage, the property has considerable potential for both sizeable low-grade sulfide, open-pit mineable tonnage, and up to 20,000 linear feet along mineralized faults that have the potential for discovery of higher-grade sulfide targets suitable for underground mining. The 3,213 holes drilled to date on the property have averaged only 300 feet in depth, as the historic drilling focused on delineating and defining the shallow oxide reserves suitable for open-pit mining. Only 12 deep (1,000 to 2,000 foot) holes have been drilled to date on the property. The existence of 695 five-foot intervals with assays greater than 0.10 oz/ton gold, including several zones with 10 to 50-foot thicknesses with 0.25-0.45 oz/ton grades, and the persistence of these grades along the principal feeder faults suggest important opportunities for exploration and discovery of high-grade sulfide underground-mineable deposits on the property.

     The Company is actively proceeding with due diligence evaluation and potential expansion of the oxide mineable resources and reserves and development of a mine plan and bankable feasibility study of these oxide reserves on the property. Upon completion of these activities with favorable results, the Company expects that it would elect to exercise the option and purchase the Hycroft Mine property from Vista Gold. Upon such purchase, the Company would re-start mining of the Brimstone deposit at Hycroft as soon as appropriate financing and engineering contracts can be completed.

     Legal/Land Status

     The Hycroft mine property consists of 12,230 acres of leases on patented and unpatented claims and directly owned private land. The Crofoot lease and purchase agreement comprises 3,544 acres and requires payment of a 4% net profits interest royalty upon production of minerals from its properties. The Lewis lease comprises 8,686 acres and requires payment of a sliding scale net smelter returns royalty, from 5% increasing to 10% with higher gold grades of ore mined, on production of minerals from its leased properties.

     Environmental Regulation & Reclamation

     The Hycroft Mine operates under permits issued by the Nevada Department of Environmental Protection and the US Bureau of Land Management. Hycroft submitted a Draft Reclamation Plan to the agencies in August 1999, which revised and updated the previously approved 1994 Reclamation Plan. Nevada state law requires the Hycroft Mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water.

     Current disturbance of the site totals 2,145 acres, of which approximately 793 acres are fully reclaimed but not yet released from the bond, because of uncertainty as to whether additional mining activities will cause those areas to be disturbed again.

     Bonding for the existing disturbance of the Hycroft Mine site was replaced in January 2004 through an AIG insurance policy which covers full reclamation of existing disturbance to a total of $12 million. The current estimate for a third-part contractor, using Davis-Bacon wage rates, to complete reclamation for the existing disturbance is $6.8 million. Re-start of mining of the Brimstone deposit is expected to increase the estimate to complete reclamation to a total of approximately $9.0 million.

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

REWARD PROPERTY

     The Company has acquired the Reward property, near Beatty, Nevada, through mineral leases with several private owners of unpatented BLM lode claims. The Reward property contains an intensely sheeted, north-south shear zone and associated veins, which vary from steeply dipping to modest dip (45 degrees) to the east, within a Proterozoic metasedimentary sequence of quartzitic beds, schists, and dolomites.

     The Reward gold-mineralized structure has been sampled by more than 287 holes totaling 100,825 feet drilled by a number of mining entities over the past 15 years. Gold mineralization has been encountered over a strike length of more than 2,400 feet and to a depth of 400 feet along the Reward structure. The width of mineralization within the structural zone ranges from a few feet to up to 200 feet. The mineralized structure remains open and untested at depth and along strike to the south.

     Initial metallurgical test work conducted by previous owners indicates that the gold contained in the mineralized rock at Reward is amenable to recovery by either conventional heap-leaching or milling.

     The Company plans to conduct geologic and engineering work on the Reward property during 2005.

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

     On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. Because of the high cost of backfilling, this regulation essentially eliminates any potential new open-pit mines on the Company’s properties in the Panamint Range unless this rule were to be changed or revoked.

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

LATIN AMERICAN EXPLORATION

     Argentina

     In July 1997, CR International Corporation (CRIC), a wholly-owned subsidiary of the Company, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Mina Cancha property. The agreement initially required Minera to pay CRIC $2.0 million over five years and a 2.5% net smelter return on any production from the property. In 1998, the purchase terms were modified to lower the payments in the first three years, but increase the total purchase price to $2.42 million. Through 2001, CRIC had received payments totaling approximately $0.6 million under the agreement. In 2002, CRIC received approximately $1.5 million in negotiated final payments of the initial purchase price, with the retention of a 2.5% net smelter return on any production from the property. The Mina Cancha property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property now being actively considered for development by Meridian Gold Inc.

     Mexico

     The Company’s financing of exploration on the El Aguila property, Oaxaca, Mexico, in 2003 and 2004 resulted in the discovery of 1.1 million tonnes of mineralized rock with an average grade of 3.07 grams/tonne gold and 38.8 grams/tonne silver in a small high-grade deposit. The Company decided that the size of the known deposit was insufficient to continue with the $3 million commitment to earn a 50% joint-venture interest in the property. As a result, Canyon converted its investment into 600,000 shares (approximately 10% of the outstanding shares) of the private company which owns the mineral rights and retains the right of first offer on any additional share sales by the company, which may be of future value to Canyon should the deposit be drilled further and expanded to a much larger deposit. The carrying value of these shares was expensed in prior years as exploration costs.

TITLE TO PROPERTY

     U.S. Mineral Properties

     The Company’s U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired by the Company. Many of the Company’s mining properties in the United States are unpatented mining claims to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992, and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, a holder of an unpatented mining claim, mill or tunnel site claim must pay a maintenance fee to the United States of $125 per claim per year for each assessment year instead of performing assessment work. In addition, a payment of $125 per claim is required for each new claim located. State law may, in some instances, still require performance of assessment work.

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

LEASED PROPERTY

     The Company leases approximately 2,567 square feet of office space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2007. Rent is presently $4,200 per month. The Company maintains storage and/or facilities in Lincoln, Montana, and Ridgecrest, California, on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

     CR Kendall – Water Rights Lawsuit

     In October 2001, a Plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company believes that the allegations are completely without merit and that the Company will prevail in this matter.

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of December 31, 2004.

     CR Kendall-Clean Water Act Lawsuit

     In March 2004, the Montana Environmental Information Center and Earthworks/Mineral Policy Center brought civil action before the United States District Court for the District of Montana against CR Kendall Corporation and Canyon Resources Corporation claiming that the defendants have polluted waters of the United States with their operations at the Kendall Mine, near Lewistown, Montana. The Company believes that the allegations are completely without merit and that the Company will prevail in this matter.

     The lawsuit will be heard by the United States District Court Judge in Helena some time in late 2005 or 2006.

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

     The SPV filed two lawsuits in April 2000 against the State of Montana seeking to have I-137 declared unconstitutional or, alternatively, seeking to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The suit further asserts that the State, by enacting I-137, has breached its contractual obligations and its covenant of good faith and fair dealing with the SPV. Since 1989, the SPV had expended more than $70 million in exploration and development of the properties which include six mineral leases granted by the State for the purpose of mining metalliferous minerals. For purposes of the takings aspect of the lawsuit, the alternative technology analyses submitted to the DNRC (and the court), demonstrate that enactment of I-137 has “taken” the total value of the properties from the SPV. The amount of a takings reward would be the value of taken property as determined by the court. The Company expects to present evidence that the value of the taken property could be as high as $500 million dollars before litigation and related expenses.

     The United States District Court issued a ruling August 30, 2001, in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion for Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit and denied the Company’s Petition for Judicial Review of the DNRC’s actions regarding termination of the state leases. On January 14, 2003, the Company filed an appeal with the Montana Supreme Court. The Montana State Supreme Court heard the appeal on October 28, 2003, and a ruling is expected during 2005.

     On March 2, 2004, the Montana Mining Association filed the language of a proposed new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with rigorous engineering practices and environmental safeguards. On June 17, 2004, the I-147 campaign organization, Miners, Merchants and Montanans for Jobs and Economic Opportunity For I-147, submitted 34,000 signatures on petitions to place I-147 on the ballot, obtained in all 56 counties of the state. On July 14, 2004, Montana’s Secretary of State certified that I-147 qualified for the November 2, 2004 ballot. On November 2, 2004, I-147 was defeated by Montana voters by a 42% to 58% vote, thereby maintaining the prohibition of new gold or silver mines in the state which use the combination of open-pit mining methods and cyanide recovery.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of security holders in the last quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is traded on The American Stock Exchange (AMEX) under the symbol CAU. Canyon’s common stock was first included on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on February 9, 1986, following the completion of the Company’s initial public offering and on the NASDAQ National Market on May 15, 1990. Canyon subsequently moved to AMEX on August 19, 1996. The following table reflects the quarterly high and low prices for the Company’s common stock during 2004 and 2003.

	Common Stock
	High	Low
2004
Fourth Quarter	$4.02	$1.09
Third Quarter	$4.78	$3.80
Second Quarter	$4.65	$2.62
First Quarter	$5.17	$3.41

2003
Fourth Quarter	$4.29	$1.61
Third Quarter	$2.26	$1.22
Second Quarter	$1.69	$1.06
First Quarter	$1.61	$0.91

     On February 22, 2005, the high and low prices for the Company’s common stock were $0.95 and $0.90, respectively.

     As of February 22, 2005, there were 1,072 holders of record of the Company’s common stock. The number of shareholders of the Company who beneficially own shares in nominee or “street” name or through similar arrangements is estimated by the Company to be approximately 7,978.

     As of February 22, 2005, there were outstanding 29,207,597 shares of common stock.

Dividends

     Since the Company’s inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

Issues of Unregistered Securities

     During the fourth quarter of 2004, the Company issued 29,100 unregistered shares of its $0.01 par value common stock as compensation for services to a single sophisticated employee. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected information regarding the Company’s financial condition and results of operations over the past five years.

	December 31,
	2004	2003	2002	2001	2000
Summary of Consolidated Balance Sheets
Working Capital	$2,462,100	$4,887,400	$2,887,200	$1,175,100	$479,500
Current Assets	7,741,900	9,503,300	9,495,100	9,791,600	10,403,200
Total Assets	25,615,000	33,313,200	35,456,200	41,245,600	42,294,400
Current Liabilities	5,279,800	4,615,900	6,607,900	8,616,500	9,923,700
Long-term Obligations	4,231,200	6,003,800	3,922,600	6,492,400	7,282,000
Total Liabilities	9,511,000	10,619,700	10,530,500	15,108,900	17,205,700
Common Stockholders’ Equity	16,104,000	22,693,500	24,925,700	26,136,700	25,088,700

Summary of Consolidated Statements of Operations
Sales	$11,813,900	$13,010,100	$17,377,100	$28,126,000	$34,726,300
Income (Loss) Before Extraordinary Items and Cumulative Effect of Change in Accounting Principle		(14,130,500)
Net Income (Loss)	(17,386,400)	(14,142,200)	(3,074,200)	(3,764,500)	(2,700,900)
Net Income (Loss) Per Share
Basic and Diluted(1)	(0.62)	(0.63)	(0.16)	(0.27)	(0.23)

(1)	Common stock equivalents would be antidilutive during all years presented as the Company recorded net losses.

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

Overview

     The Company’s cash and cash equivalents increased $0.5 million from December 31, 2003 to December 31, 2004, primarily due to an equity financing which resulted in proceeds of $7.1 million, the exercise of certain warrants, which resulted in proceeds of $2.5 million, and the exercise of certain stock options, which resulted in proceeds of $0.2 million. These inflows allowed the Company to absorb negative operating cash flow of $8.3 million, and pay off the Briggs equipment financing of $1.0 million. The Company ended the year with $4.6 million of cash and cash equivalents.

     Revenues continued to decline year over year, due to lower production levels, as the Briggs operation nears the end of its mine life. Revenues declined 9% in 2004 from 2003 levels and 32% from 2002 levels. Improving spot gold prices resulted in price realizations of $400 per ounce in 2004 as compared to $347 per ounce in 2003 and $300 per ounce in 2002. Overall, the Company’s results of operations reflect higher losses year over year ($17.4 million in 2004; $14.1 million in 2003; and $3.1 million in 2002) as the improvement in price realizations was more than offset by lower aggregate revenues and higher unit costs of sales.

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system. (See “Other Matters – McDonald Gold Project – Anti-Mining Initiative”).

     During 2003, the Company entered into an agreement with Gold Resource Corporation, a private Colorado Corporation, which is an affiliate of, and 36% owned by U. S. Gold Corporation, a public Colorado Corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. In August 2004, the Company elected not to proceed with the financing and, as a consideration for its funding of $500,000 of exploration, engineering, and metallurgical test work on the property, received 600,000 shares of Gold Resources Corporation. As of December 31, 2004, the Company owns approximately 10% of the outstanding shares. If Gold Resources wishes to issue additional shares, the Company has the right of first offer. The carrying value of these shares was expensed in prior years as exploration costs.

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

     The Company produces gold at its Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. The Company must make certain estimates regarding this overall process, the most significant of which are the amount and timing of gold to be recovered. Although the Company can calculate with reasonable certainty the tonnage and grades of ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed or run-of-mine) and the particular mineralogy of a deposit being mined. The Company bases its estimates on laboratory leaching models, which approximates the ore under leach on the heap. From this data, the Company estimates the amount of gold that can be recovered and the time it will take for recovery. The Company continually monitors the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the amount of gold under leach, the Company calculates, or derives the amount, by taking the difference between the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré. The Company must capture and classify its inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include i) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to i) all direct costs incurred in the leaching and refining processes, ii) applicable depreciation, depletion and amortization, and iii) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As the Company’s estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. The Briggs Mine stopped loading ore on the heap leach pad in April 2004 and the Company anticipates that active leaching with cyanide will end in April 2005.

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

     On January 1, 2003, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first place in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations. Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales. Upon adoption of SFAS No. 143, the Company recorded a charge of $11,700 as the cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements for further disclosures regarding the Company’s adoption of SFAS No. 143.

     The Emerging Issues Task Force (EITF) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral rights conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that mineral rights conveyed by leases should be considered tangible assets. Mineral rights are defined by the EITF as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

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

     The Company assesses its producing properties and undeveloped mineral claims and leases for impairment when events or changes in circumstances indicate that the properties may be impaired and at least annually. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $13,359,500 at December 31, 2004, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions. The Company continually monitors the status of the litigation and will adjust its assumptions as future events or other changes in circumstances occur.

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

     The Company, from time to time, utilizes derivative instruments to mitigate gold price risk for its operations. These transactions are accounted for in accordance with authoritative guidelines, and require the Company to estimate fair values of its derivatives at each reporting date. The unrealized gains and losses resulting from the calculations are included in net income currently, and can result in significant swings from one reporting period to the next depending on the then market price of gold.

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

     RESULTS OF OPERATIONS

     2004 Compared to 2003

     The Company recorded a net loss of $17.4 million, or $0.62 per share, on revenues of $11.8 million in 2004. This compares to a net loss of $14.1 million, or $0.63 per share, on revenues of $13.0 million in 2003.

     During 2004, the Company sold 29,515 ounces of gold and 8,700 ounces of silver at an average realized price of $400 per equivalent gold ounce. During 2003, the Company sold 37,506 ounces of gold and 13,943 ounces of silver at an average realized price of $347 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $409 per ounce in 2004 and $364 per ounce in 2003. All of the Company’s revenues in 2004 and 2003 were from domestic activities.

     The following table summarizes the Company’s gold deliveries and revenues in 2004 and 2003.

	2004			2003
	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000’s	Ounces	Per Oz.	$000’s
Deliveries
Forwards	3,820	$378	$1,442	15,380	$341	$5,243
Spot sales	25,695	$401	10,316	22,126	$356	7,872
Cash settlement of forwards	—	—	—	—	—	(173)

	29,515	$398	11,758	37,506	$345	12,942

Other transactions
Silver proceeds	—	—	56	—	—	68

	29,515	$400	$11,814	37,506	$347	$13,010

     Cost of sales was $10.7 million in 2004 compared to $14.1 million in 2003. These amounts include write downs of inventories at the Briggs Mine to net realizable value of $1.1 million in 2004 compared to $1.6 million in 2003. The large write-downs of inventories were a result of high unit costs of production resulting from lower production levels. In 2004 and 2003, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations.

     Depreciation, depletion, and amortization was higher in 2004 due to a greater number of recoverable ounces mined as the Company finished mining of the high grade North Briggs layback.

     Selling, general, and administration expenses were higher in 2004 due to the Company’s participation in the funding of the I-147 campaign in Montana. For the twelve months ended December 31, 2004, the Company contributed $3,416,200 to the I-147 campaign.

     Exploration and development costs were lower in 2004 due to the Company’s primary focus on the I-47 campaign in Montana.

     During 2003, the Company determined that certain gold ounces contained in sulfide ores were no longer economic, and as such, decreased the reserves at the Briggs Mine. As a consequence, the Company recorded a write down of $3.4 million on the mine’s long-lived assets.

     The following table summarizes gains on asset dispositions the Company recognized during 2004 and 2003:

	$000s
	2004	2003

Sale of Briggs equipment	$295	—
Sales of mineral property interests	(1)	$85

	$294	$85

     The Company recorded mark-to-market gains on its forward gold contracts of $0.1 million and $0.3 million during 2004 and 2003, respectively. These amounts are shown as a separate line item in the other income (expense) section in the Statement of Operations.

     There was no current or deferred provision for income taxes during 2004 or 2003. Additionally, although the Company has significant deferred tax assets, principally in the form of operating loss carryforwards, the Company has recorded a full valuation allowance on its net deferred tax assets in 2004 and 2003 due to an assessment of the “more likely than not” realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     Inflation did not have a material impact on operations in 2004 or 2003. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

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

     Cost of sales was $14.1 million in 2003 compared to $16.0 million in 2002. In 2003, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of the Company’s production operations. In 2002, cost of sales also includes a provision for estimated site reclamation costs accrued on a units-of-production basis. In addition, during 2003 and 2002, the Company wrote down inventories at the Briggs Mine to net realizable value by $1.6 million and $1.6 million, respectively, which are also included in cost of sales.

     Depreciation, depletion, and amortization was lower in 2003 due to a lower number of recoverable ounces mined.

     Selling, general, and administration expenses were higher in 2003 due to (i) higher compensation accrued in connection with the Company’s stock option plans, (ii) an increase in investor relations activity, and (iii) higher legal and other professional fees.

     Exploration and development costs were higher in 2003 due to exploration activities in Mexico and to higher compensation accrued in connection with the Company’s stock option plans.

     Interest expense was higher during 2003 due to the amortization of a beneficial conversion feature on the Company’s convertible debt.

     The following table summarizes gains on asset dispositions the Company recognized during 2003 and 2002:

	$000s
	2003	2002

Sale of foreign exploration property	$—	$1,557
Sale of Briggs crusher	—	1,964
Sales of mineral property interests	85	71

	$85	$3,592

     The Company recorded mark-to-market gains on its forward gold contracts of $0.3 million during 2003, and $0.1 million during 2002. These amounts are shown as a separate line item in the other income (expense) section in the Statement of Operations.

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

LIQUIDITY & CAPITAL RESOURCES

Liquidity:

     The Company believes that its basic cash requirements over the next 12 months, including the Hycroft Mine evaluation, estimated at a cost of $500,000, can be funded through a combination of existing cash and cash flow from operations, the extension of debenture maturity dates, and cash raised from financing activities subsequent to year end. However, should the Company exercise its option on the Hycroft Mine, additional financing will be required for i) the $4 million cash portion of the acquisition costs, and ii) an estimated additional $25 million for restarting the mine including waste stripping and other development costs. We do not have the capital resources sufficient to reopen and operate the Hycroft Mine. In order to do so we will need to seek funding from outside sources including equity, debt or both. On March 1, 2005, the Company’s convertible subordinated debentures became due. The outstanding balance of the debentures was $2,424,000 on the due date of March 1, 2005. Debenture holders of $1,599,000 were paid the principal amounts of their notes. Debenture holders of $825,000 agreed to extend the term of their debenture to March 1, 2011. On March 15, 2005, the Company completed a financing which raised $3,823,417, through the sale of 5,302,932 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered

     During 2004, debenture holders of $250,000 converted their principal amounts to 181,158 shares.

     The Company’s gold production has been trending downwards from a high of 97,443 ounces in 2001 to 29,515 ounces in 2004. This downward trend is expected to continue with the planned termination of leaching and corresponding lower gold recovery at the Briggs Mine. The Company’s long-term liquidity will be impacted by the scheduled wind down of operations and final gold production at the Briggs Mine during 2005-2006, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should an alternate technology be developed to treat the McDonald or Seven-Up Pete deposits, significant capital would be necessary to resume permitting and ultimately develop the McDonald Gold or the Seven-Up Pete deposits. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Summary of 2004 Cash Flows:

     The Company’s cash and cash equivalents increased $0.5 million during 2004 to $4.6 million at year-end. The increase was a result of net cash used in operations of $8.3 million and $8.8 million of net cash provided by financing activities.

Operating Activities:

     Operations used $8.3 million of cash in 2004 as compared to using $1.0 million of cash in 2003. During 2002, operations used $2.8 million. The decrease in 2004 operating cash flow as compared to 2003 was a result of lower production and sales due to mining concluding in April and commencing reclamation work at Briggs, the expenditures related to the I-147 campaign, and higher reclamation spending at Kendall.

Investing Activities:

Capital Expenditures

     Capital expenditures in 2004 totaled $0.4 million — essentially related to development of the North Briggs Layback at the Briggs Mine.

     Capital expenditures in 2003 totaled $3.2 million — essentially related to development of the North Briggs layback at the Briggs Mine.

     Capital expenditures in 2002 totaled $1.1 million – essentially to complete development of the Goldtooth deposit at the Briggs Mine.

Asset Dispositions

     During 2004, the Company received proceeds of approximately $0.5 million from the sale of Briggs Mine mobile equipment.

     During 2003 and 2002, the Company received proceeds of approximately $0.2 million and $0.3 million, respectively, in connection with the sales of certain mineral property interests in western Montana. During 2002, expenses associated with the sales totaled approximately $0.4 million.

     During 2002, the Company received proceeds of approximately $2.6 million from the sale of the Briggs Mine crusher and proceeds of approximately $1.5 million in connection with the sale of an exploration property.

Financing Activities:

Common Stock Issued for Cash

     In March 2004, the Company issued 1,631,000 shares of common stock under the Company’s shelf registration in a private placement at a price of $4.37 per share, raising approximately $7.1 million.

     During the period March through September 2004, the Company issued 1,420,000 shares of common stock at a price of $1.67 per share, raising $2.4 million related to the exercise of warrants by holders of its August 2003 offering.

     During the period February through October 2004, the Company issued 80,000 shares of common stock at a price of $1.98 per share, raising $0.2 million related to the exercise of warrants by holders of its September 2003 offering.

     During 2004, exercise of director stock options resulted in proceeds of approximately $0.2 million and the Company issuing 152,500 shares of its common stock.

     In August 2003, the Company completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,800 shares of the Company’s common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expired on September 30, 2004. Warrants tendered to the Company in the Offer resulted in proceeds of approximately $1.9 million and the Company issuing 1,419,900 shares of its common stock and new warrants to purchase 1,419,900 shares of its common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,900 shares were subsequently exercised at $1.67 per share resulting in proceeds of approximately $0.3 million and the Company issuing 182,900 shares of its common stock.

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

Debenture Sales

     In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. During 2004 and 2003, approximately $0.3 million and $0.6 million was converted to 181,200 and 452,900 shares of common stock, respectively. In March 2005, $1,599,000 of principal was repaid and $825,000 of the remaining debentures were extended to March 2011.

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

     Equipment Lease Buyouts

          The Company has arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million at an interest rate of 6.75%. During 2004 and 2003, principal payments of approximately $1.0 million and $0.6 million, respectively, were made in connection with the financing. Financing terms on other equipment acquired prior to 2003 required payments of approximately $10,000 per month at an interest rate of 9.9%. Principal payments of $68,100 were made during 2002 in connection with the financings.

     Surety Bonds

     Certain bonds have been issued aggregating $4.0 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2004, the Surety held the following collateral for such bonds: (i) cash in the amount of $152,400; (ii) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (iii) a security interest in 28,000 acres of real property mineral interests in

Montana. In 2000, the Company agreed to make additional cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety. In April 2004, the Company ceased active mining at Briggs and has commenced reclamation activities.

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

Outlook:

Operations

     Active mining at the Briggs Mine was concluded in April 2004. It is expected that ore on the heap leach pad will be actively leached through April 2005 and rinsed through March 2006. Reclamation of the waste dumps commenced in 2004 and will continue through 2005. The Company expects to spend approximately $1.7 million on Briggs Mine reclamation over the next twelve months. The Briggs Mine is expected to produce approximately 7,500 ounces of gold in 2005.

     The Company expects to spend approximately $0.3 million on the Kendall Mine reclamation over the next twelve months.

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2005.

Financing

     At December 31, 2004, the Company had outstanding warrants issued in connection with previous transactions as follows: warrants to purchase 2,199,600 shares of common stock at a price of $2.16 per share through December 1, 2005. Aggregate proceeds of approximately $4.8 million would be realized on exercise of these warrants.

     The Company’s 6% convertible debentures ($2.4 million of principal at December 31, 2004), are convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. In March 2005, $1,599,000 of principal was repaid and of the remaining $825,000 of debentures were extended to March 2011. The Company’s stock price at the end of December 2004 was $1.28 per share.

     In January 2004, the Company filed a shelf registration on Form S-3 to register up to $25 million of securities, which may consist of common stock and/or warrants. The registration statement was declared effective by the Securities and Exchange Commission on February 27, 2004. In March 2004, the Company raised $7,127,300 through the sale of common stock at a price of $4.37 per share under this shelf registration. In March 2005, the Company will no longer be qualified to use this shelf registration.

Contractual Obligations

     The Company’s contractual obligations are as follows:

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$2,424,000	$2,424,000	$—	$—	$—
Capital lease obligations	32,900	32,900	—	—	—
Operating lease obligations	133,400	50,500	82,900	—	—
Other long-term liabilities	6,238,900	2,007,700	3,461,200	220,000	550,000
Total	$8,829,200	$4,515,100	$3,544,100	$220,000	$550,000

(1)	Includes $2,424,000 of convertible debentures due March 1, 2005, which can be converted by the holder at any time to common stock of the Company at a conversion rate of $1.38 per share of common stock. In March 2005, $1,599,000 of principal was repaid and $825,000 of the remaining debentures were extended to March 2011.

Other Matters:

McDonald Gold Project

     Anti-Mining Initiative

     In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court of the State District Court Order. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2005. During the twelve months ended December 31, 2004, the Company contributed $3,416,200 to the I-147 campaign.

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $13.4 million undeveloped mineral claims and leases assets as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system.

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

     State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2005.

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

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of December 31, 2004.

     In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. A court date has not yet been scheduled for trial of this case. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

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

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). Costs incurred for reclamation and closure activities at the Kendall Mine in 2004, 2003, and 2002 were $1.9 million, $0.3 million, and $0.2 million, respectively. Costs to date total $9.8 million and the Company’s estimate of total costs to achieve mine closure is $13.5 million. The Company has $1,945,900 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

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

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

     In December 2004, the FASB issued SFAS No. 123 revised in 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company has not yet determined whether the effects of the adoption of SFAS No. 123 revised will have a material impact on our financial position, net earnings or cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

     In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. We do not believe that the adoption of EITF No. 03-13 will have a material impact on our financial position, net earnings or cash flows.

     In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We do not believe that the adoption of EITF No. 03-1 will have a material impact on our financial position, net earnings or cash flows.

     On April 30, 2004 the FASB issued a Staff Position (FSP) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As the Company does not presently have the legal right to extract minerals from the McDonald and Seven Up Pete properties due to the I-137 constraint, the Company has not reclassified prior period amounts and will continue to amortize the carrying value of the properties until the legal impediment is removed.

Dividends

     Since the Company’s inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

     The Company’s earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $409 per ounce.

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

     At December 31, 2004, the Company had no outstanding forward gold contracts.

     At December 31, 2003, the fair value of the Company’s forward gold contracts was approximately $0.1 million less than contractual amounts.

Interest Rates

     At December 31, 2004, the Company’s debt was approximately $2.4 million, which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.

Foreign Currency

     The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canyon Resources Corporation:
Golden, Colorado

We have audited the consolidated balance sheet of Canyon Resources Corporation (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Unite States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

February 25, 2005
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Canyon Resources Corporation:

In our opinion, the accompanying consolidated balance sheet and the related statements of consolidated operations, of change in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Canyon Resources Corporation and its subsidiaries at December 31, 2003 and the result of their operations and their cash flows for each of the two years in the period ending December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Notes 3 and 4 to the Consolidated Financial Statements, the Company changed method of accounting for asset retirement obligations effective January 1, 2003 and its method of accounting for intangible assets, effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado
March 19, 2004, except for
Notes 17(a) and 17(b), which appear in the financial statements included in the Company’s Form 10-K
Amendment No. 2 for the year ended December 31, 2003 and are not presented herein, as to which the dates are May 27, 2004 and October 25, 2004, respectively

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$4,638,300	$4,139,800
Restricted cash	274,800	307,100
Accounts receivable	769,000	128,200
Metal inventories	1,906,400	4,238,200
Materials and supplies	—	128,900
Prepaid and other current assets	153,400	561,100

Total current assets	7,741,900	9,503,300

Property and equipment, at cost
Producing properties	6,443,500	6,237,000
Other	643,100	940,000

	7,086,600	7,177,000
Accumulated depreciation and depletion	(5,667,700)	(2,275,500)

Net property and equipment	1,418,900	4,901,500

Undeveloped mineral claims, net	13,359,500	16,031,400
Restricted cash	2,847,300	2,819,900
Other noncurrent assets	247,400	57,100

Total Assets	$25,615,000	$33,313,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$446,300	$2,138,200
Notes payable – current	2,412,700	1,037,400
Capital leases – current	32,900	20,400
Unrealized loss on derivative instruments	—	147,200
Accrued reclamation costs	2,007,700	932,500
Other current liabilities	380,200	340,200

Total current liabilities	5,279,800	4,615,900

Notes payable – long term	—	2,599,000
Capital leases – long term	—	33,600
Accrued reclamation costs	4,231,200	3,371,200

Total liabilities	9,511,000	10,619,700

Commitments and contingencies (Note 10)

Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 29,207,600 at December 31, 2004; and 25,593,800 at December 31, 2003	292,100	255,900
Capital in excess of par value	127,608,200	117,111,700
Deferred compensation	—	(264,200)
Retained deficit	(111,796,300)	(94,409,900)

Total Stockholders’ Equity	16,104,000	22,693,500

Total Liabilities and Stockholders’ Equity	$25,615,000	$33,313,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
REVENUE
Sales	$11,813,900	$13,010,100	$17,377,100

EXPENSES
Cost of sales	10,651,400	14,067,900	16,028,700
Depreciation, depletion, and amortization	5,771,600	4,435,500	5,828,600
Selling, general and administrative	6,871,600	3,974,100	1,478,200
Exploration costs	507,700	1,368,500	597,600
Accretion expense	173,100	186,100	—
Impairment of long-lived assets	—	3,382,000	—
Asset retirement obligation	5,386,600	—	—
Gain on asset disposals	(294,200)	(85,300)	(3,591,600)

	29,067,800	27,328,800	20,341,500

Operating loss	(17,253,900)	(14,318,700)	(2,964,400)

OTHER INCOME (EXPENSE)
Interest income	106,700	52,300	57,000
Interest expense	(246,400)	(354,500)	(283,800)
Gain on derivative instruments	147,200	340,400	110,000
Other	(140,000)	150,000	7,000

	(132,500)	188,200	(109,800)

Loss before cumulative effect of change in accounting principle	(17,386,400)	(14,130,500)	(3,074,200)
Cumulative effect of change in accounting principle	—	(11,700)	—

Net loss	($17,386,400)	($14,142,200)	($3,074,200)

Basic and diluted net loss per share:	($0.62)	($0.63)	($0.16)

Basic and diluted weighted average shares outstanding	28,023,700	22,487,100	18,854,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Capital			Other	Total
	Number of	At Par	In Excess	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Income (Loss)	Equity
Balances, December 31, 2001	16,306,700	$163,100	$101,887,300	—	($77,193,500)	$1,279,800	$26,136,700

Stock issued for cash	1,832,800	18,300	2,153,200	—	—	—	2,171,500
Stock issued in payment of goods and services	567,600	5,700	720,900	—	—	—	726,600
Other stock issued	97,000	900	136,200	—	—	—	137,100
Exercise of stock options	49,300	500	(500)	—	—	—	—
Other equity changes			114,300	(6,500)	—	—	107,800
Comprehensive loss
Net (loss)	—	—	—	—	(3,074,200)	—	(3,074,200)
Other comprehensive (loss)	—	—	—	—	—	—	—

Reclassified adjustments:
Deferred hedging gains recognized in net income	—	—	—	—	—	(1,264,000)	(1,264,000)
Gain on securities recognized in net income	—	—	—	—	—	(15,800)	(15,800)

Other comprehensive (loss)	—	—	—	—	—	($1,279,800)	($1,279,800)

Comprehensive (loss)	—	—	—	—	—	—	($4,354,000)

Balances, December 31, 2002	18,853,400	$188,500	$105,011,400	($6,500)	$80,267,700)	—	$24,925,700

Stock issued for cash	2,307,400	23,100	4,130,200	—	—	—	4,153,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	—	—	—	1,952,600
Other stock issued	140,700	1,400	194,000	—	—	—	195,400
Exercise of stock options	109,200	1,100	87,400	—	—	—	88,500
Exercise of warrants	1,630,600	16,300	2,261,100	—	—	—	2,277,400
Conversion of debentures	452,900	4,500	620,500	—	—	—	625,000
Beneficial conversion feature	—	—	155,700	—	—	—	155,700
Other equity changes	—	—	2,719,800	(257,700)	—	—	2,462,100
Comprehensive loss
Net (loss)	—	—	—	—	(14,142,200)	—	(14,142,200)
Other comprehensive (loss)	—	—	—	—		—	—

Comprehensive (loss)	—	—	—	—	—	—	($14,142,200)

Balances, December 31, 2003	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	—	$22,693,500

Stock issued for cash	1,631,000	16,300	7,111,000	—	—	—	7,127,300
Other stock issued	139,500	1,400	228,800	—	—	—	230,200
Exercise of stock options	162,500	1,600	178,600	—	—	—	180,200
Exercise of warrants	1,499,700	15,100	2,514,300	—	—	—	2,529,400
Conversion of debentures	181,100	1,800	248,200	—	—	—	250,000
Other equity changes	—	—	215,600	264,200	—	—	479,800
Comprehensive loss
Net (loss)	—	—	—	—	(17,386,400)	—	(17,386,400)
Other comprehensive (loss)	—	—	—	—	—	—	—

Comprehensive (loss)	—	—	—	—	—	—	($17,386,400)

Balances, December 31, 2004	29,207,600	$292,100	$127,608,200	—	($111,796,300)	—	$16,104,000

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	($17,386,400)	($14,142,200)	($3,074,200)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	5,771,700	4,435,500	5,828,600
Amortization of deferred financing costs	—	12,200	55,800
Amortization of beneficial conversion feature	63,700	80,700	—
Impairment of inventory	1,133,000	1,568,000	1,636,300
Impairment of long-lived assets	—	3,382,000	—
Cumulative effect of change in accounting principle	—	11,700	—
Gain on asset dispositions	(294,200)	(85,300)	(3,591,600)
Gain on derivative instruments	(147,200)	(340,400)	(110,000)
Reclassification adjustment of other comprehensive income	—	—	(1,279,800)
Non-cash compensation expense	710,000	2,657,500	240,000
Provision for asset retirement obligation	5,386,600	—	—
Accretion of asset retirement obligation	173,100	186,100	—
Write off of prepaid auction expenses	151,000	—	—
Other	—	—	5,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(640,800)	(121,400)	16,000
(Increase) decrease in inventories	1,952,100	1,948,400	(2,045,400)
Decrease in prepaid and other assets	66,400	107,200	102,800
Increase (decrease) in accounts payable and accrued liabilities	(569,000)	600,000	(493,400)
Decrease in other liabilities	(4,699,700)	(855,100)	(20,000)
(Increase) decrease in restricted cash	4,900	(397,700)	(31,800)

Total adjustments	9,061,600	13,189,400	312,500

Net cash used in operating activities	(8,324,800)	(952,800)	(2,761,700)

Cash flows from investing activities:
Purchases and development of property and equipment	(409,300)	(3,232,500)	(1,059,100)
Proceeds from asset dispositions	454,200	229,400	3,987,500
Earnest money received (applied)	—	(27,600)	62,700
Increase in restricted cash	—	(59,500)	(243,200)

Net cash provided by (used in) investing activities	44,900	(3,090,200)	2,747,900

Cash flows from financing activities:
Issuance of stock	9,836,900	6,519,200	2,171,500
Proceeds from sale of debentures	—	3,299,000	—
Payments on debt	(1,037,400)	(1,901,000)	(2,461,700)
Payments on capital lease obligations	(21,100)	(165,200)	(883,300)

Net cash provided by (used in) financing activities	8,778,400	7,752,000	(1,173,500)

Net increase (decrease) in cash and cash equivalents	498,500	3,709,000	(1,187,300)
Cash and cash equivalents, beginning of year	4,139,800	430,800	1,618,100

Cash and cash equivalents, end of year	$4,638,300	$4,139,800	$430,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Supplemental disclosures of cash flow information:

1.	The Company paid $182,700, $261,800, and $177,100 of interest during 2004, 2003, and 2002, respectively.

2.	The Company paid no income taxes during 2004, 2003, and 2002.

Supplemental schedule of noncash investing and financing activities:

1.	The Company financed an equipment lease buy-out in the amount of $1,582,800 during 2003.

2.	The Company issued 2,099,600 shares of common stock with a fair market value of $1,952,600 to a creditor as payment for services during 2003. During 2002, the Company issued 567,600 shares of common stock with a fair market value of $726,000 to certain creditors as payment for goods and services.

3.	In 2004, the Company issued 181,200 shares of common stock in connection with the conversion of $250,000 debenture principal. During 2003, the Company issued 452,900 shares of common stock in connection with the conversion of $625,000 debenture principal.

4.	The Company issued 2,500 shares of common stock with a fair market value of $5,000 as consideration for a mining lease in 2002.

5.	Capital lease obligations of $23,400 and $35,100 were incurred for equipment in 2003 and 2002, respectively.

6.	In 2003, the Company recorded an increase to property costs of $2,095,900 in connection with adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. See Note 4 for a further discussion of this accounting principle.

7.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $479,800, $2,462,100, and $107,800 during 2004, 2003, and 2002, respectively.

8.	The Company issued 139,500 shares of common stock with a fair market value of $230,200 to an employee as compensation for services in 2004. During 2003, the Company issued 140,700 shares of common stock with a fair market value of $195,400 to an employee as compensation for services in 2003. During 2002, the Company issued 94,500 shares of common stock with a fair market value of $132,200 to an employee as compensation for services.

9.	The Company issued shares of common stock in the amounts of 10,000, 21,700, and 49,400 during 2004, 2003, and 2002, respectively, in connection with certain stock option exercises in which the exercise price was paid for by surrendering shares underlying the options.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity:

     Canyon Resources Corporation, a Delaware Corporation, (the Company or Canyon) is a United States based corporation involved in all phases of the mining business including exploration, permitting, developing, operating and final closure of mining projects. The Company has gold production operations in the western United States and conducts exploration activities in search of additional mineral properties (emphasizing precious metals) in the western United States and in Latin America. The principal market for the Company’s precious metals products are European-based bullion trading concerns.

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flow from operations, the extension of debenture maturity dates, and cash raised from financing activities subsequent to year end. The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2005-2006, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the I-137 legal impediment be removed through litigation or alternate technologies (see Note 10(d)), significant capital will be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

2. Basis of Presentation:

Management Estimates and Assumptions: Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. The most significant estimates relate to asset retirement obligations at the Briggs and Kendall properties and the mineral leases for the McDonald and Seven-Up Pete properties.

Consolidation Principles: The consolidated financial settlements of the Company include the accounts of Canyon and its wholly-owned subsidiaries: CR Kendall Corporation; CR Minerals Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Canyon De Panama, S.A.; Judith Gold Corporation; its 90% owned subsidiaries: Canyon Resources Venezuela, C.A.; and Canyon Resources Tanzania Limited; and its 51% owned subsidiary: Acacia Gold Ltd. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company’s foreign subsidiaries had no activity during 2004. There are no restrictions on the companies operated in foreign countries.

Prior Period Reclassifications: Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies:

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. At December 31, 2004 and 2003, the Company maintained a significant portion of its cash in two financial institutions. See Note 11.

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

Undeveloped Mineral Interests: The Company’s McDonald and Seven-Up Pete mineral property interests represent intangible assets with definite lives. The lives of these assets are dependent on whether the Company is able to further develop and mine the properties. Pending the outcome of legal proceedings more fully discussed in Note 10(d), the Company has determined the useful lives to be eight years based on the time frame that it may take to conclude all legal proceedings. Accordingly, the carrying values of these properties are being amortized on a straight-line basis over this period commencing January 1, 2002 (See Note 7). If at such time these properties are reclassified as having proven and probable reserves, any remaining unamortized carrying values will be amortized on a units-of-production basis when the properties are brought into production.

Producing Properties and Equipment: Capitalized acquisition and development costs associated with properties brought into production, including the costs necessary for constructing and readying a heap leach pad, are charged to operations using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed on the heap leach pad. Costs of start-up activities and on-going costs to maintain production are expensed as incurred. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered from the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations. Depreciation is not allocated to cost of goods sold.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies, continued

Impairments: The Company evaluates the carrying value of its producing properties and equipment when events or changes in circumstances indicate that the properties may be impaired. For these assets, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows.

Undeveloped mineral interests are assessed for impairment at least annually, or more frequently when changes in market conditions or other events occur. Impairments are measured based on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. However, the Company is pursuing litigation to overturn, modify, or exempt the application of an anti-mining initiative, I-137, passed in Montana that is restricting development of the McDonald and Seven-Up Pete mineral properties. As an active market for regulatory overturns or exemptions and minerals takings lawsuits does not exist, and given the multiple potential outcomes of the litigation and other actions, the use of a decision-analysis technique for estimating fair value is appropriate. This approach combines the projected monetary values (rewards and losses) for each of the possible material outcomes with the estimated probability of occurrence. The expected values associated with potential property development and certain takings outcomes are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective of the time periods associated with each possible outcome. Other ending values related to potential takings outcomes are estimated based on takings settlements that have occurred in other market situations. Based on this approach undertaken for the Company by independent consultants, management believes that a reasonable estimate of a fair value in excess of the carrying value of $13,359,500 at December 31, 2004, has been appropriately determined. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate. There is also no assurance that the Company will be successful in its litigation or other actions.

Asset Retirement Obligations: On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations. The Company increased its estimate in 2004 for the Briggs Mine by $980,600 and $4,406,000 for the Kendall Mine. (See Note 4)

Prior to adoption of SFAS No. 143, an accrual for the Company’s estimated asset retirement obligations (site specific reclamation costs for earthwork, revegetation, water treatment and dismantlement of facilities) was made using the units of production method over the life of the property and was included in cost of sales.

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

Under these contracts, the Company has the option on maturity to deliver production, net financially settle in the marketplace, or roll the contract forward to a later maturity date and at new pricing terms. Consequently, the Company does not designate the contracts against specific future gold production and accordingly, these derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

These derivative instruments are recognized as assets or liabilities at fair value and are measured at least quarterly. Changes in fair value are recorded in earnings. On settlement of a contract, against which the Company has delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if the Company had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). As of December 31, 2004, the Company did not have any open derivative contracts.

Deferred Financing Costs: Costs incurred to obtain debt financing are capitalized and amortized to interest expense over the life of the debt facilities using the effective interest rate method.

Earnings Per Share: The Company computes earnings per share (EPS) by applying the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt.

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

     Effective July 1, 2004, the Company changed the manner in which payment of the exercise price of an option could be tendered, requiring payment in cash or tendering of shares of the Company that had been held for at least six months. As a result, the Company has applied fixed plan accounting for its stock option plans on a prospective

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies, continued

basis, commencing July 1, 2004. Because deferred compensation in the amount of $264,200 had previously been recorded for in-the-money, unvested options at the time the Company changed from variable plan accounting to fixed plan accounting, this amount was amortized to expense as the options vested during the last half of 2004.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded.

	2004	2003	2002

Net loss, as reported	($17,386,400)	($14,142,200)	($3,074,200)
Deduct: compensation expense determined under variable plan accounting	479,900	2,462,100	107,800
Add: compensation expense determined under fair value based method	(351,300)	(672,900)	(228,200)

Pro forma net loss	($17,257,800)	($12,353,000)	($3,194,600)

Basic and diluted loss per share
• As reported	($0.62)	($0.63)	($0.16)
• Pro forma	($0.62)	($0.55)	($0.17)

The weighted average fair value for options granted in 2004, 2003, and 2002 was $1.14 per share, $1.03 per share, and $0.66 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2004	2003	2002

Expected volatility
• Incentive Stock Options	79.9%	49.8%	49.0%
• Non-Qualified Stock Options	78.0%	52.4%	64.6%

Expected option term
• Incentive Stock Options	3 years	3 years	3 years
• Non-Qualified Stock Options	5 years	3.2 years	5 years

Weighted average risk-free interest rate
• Incentive Stock Options	3.2%	2.4%	2.4%
• Non-Qualified Stock Options	3.7%	2.3%	3.7%

Forfeiture rate
• Incentive Stock Options	—	— (1)	10%
• Non-Qualified Stock Options	—	0.5% (2)	5%

(1)	Grants immediately exercisable

(2)	Most grants immediately exerciseable

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies, continued

     Income Taxes: The Company computes deferred income taxes under the asset and liability method prescribed by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This method recognizes the tax consequences of temporary differences between the consolidated financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

4. Adoption of New Accounting Standards:

     On January 1, 2003, the Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s consolidated statements of operations.

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

     The pro forma effects on net income and per share amounts before cumulative effect of a change in accounting principle for 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002, are presented below.

2002
Loss before cumulative effect of change in accounting principle as reported	($3,074,200)
Accretion expense	(183,200)
Additional depreciation expense	(194,800)
Adjustment for reclamation previously expensed through cost of sales	214,000

Pro forma loss before cumulative effect of change in accounting principle	($3,238,200)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
As reported	($0.16)
Pro forma	($0.14)

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Adoption of New Accounting Standards, continued:

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2003	$4,303,700
Settlement of liabilities	(3,624,500)
Change in estimate (1)	5,386,600
Accretion expense	173,100

Balance, December 31, 2004	6,238,900
Current portion	2,007,700

Noncurrent portion	$4,231,200

Anticipated spending per year:
2005		$2,007,700
2006		3,351,200
2007		110,000
2008		110,000
2009		110,000
	Thereafter	550,000

	Total	$6,238,900

(1)	The reclamation forecast for the closure of the Briggs Mine was increased at December 31, 2004 by $980,600 as a result of completion delays caused by (1) decreased availabilities of equipment in the fourth quarter of 2004, (2) adverse weather conditions during the fourth quarter (abnormal rainfall) which hindered access to the mine and slowed haul times for topsoil placement, and (3) engineering changes to topsoil placement roads which provide safer access for haulage and dumping.

The estimate to achieve closure at the Kendall Mine was revised during the second quarter of 2004, after the Company held discussions with the Montana Department of Environmental Quality (DEQ) concerning reclamation at the Kendall Mine site. As a result of these discussions, the Company modified its reclamation plan to include items which had been developed by an engineering contractor to the DEQ. The estimate was revised further at December 31, 2004 to reflect the anticipated installation of a passive water treatment system. These changes resulted in an increase of the Kendall closure estimate by $4,406,000.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Adoption of New Accounting Standards, continued:

     On January 1, 2002, the Company became subject to the accounting and reporting requirements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 but retains the requirement to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off, be considered held and used until it is disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 additionally broadens the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. Upon adoption, there was no impact on the Company’s consolidated results of operations or financial position.

5. Restricted Cash:

     Restricted cash consisted of the following at December 31:

	2004	2003
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	152,400	150,800
Kendall Mine reclamation (c)	1,945,900	1,920,100
McDonald Gold Project cash reclamation bond (d)	500,000	500,000
Net proceeds from property sales (e)	274,800	272,100
Escrow deposits (f)	—	35,000

	3,122,100	3,127,000
Current portion	274,800	307,100

Noncurrent portion	$2,847,300	$2,819,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2005, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite.

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 10(f)).

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Restricted Cash, continued:

(f)	Earnest money received in connection with contracted property sales in 2002 which had not closed and were held by the Company’s escrow agent. The Company rescinded the sales contracts in 2004 because of uncertainty of the Montana Department of Environmental Quality decision on the Environmental Impact Statement. The money was refunded in June 2004.

6.	Metal Inventories:

Metal inventories consisted of the following at December 31:

	2004	2003

Broken ore under leach	$1,805,700	$4,191,300
Doré	100,700	46,900

	$1,906,400	$4,238,200

          The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $1,133,000, $1,568,000, and $1,636,300 in 2004, 2003, and 2002, respectively.

          At December 31, 2004, approximately $13,600 of Briggs general and administrative expenses were included in inventory. At December 31, 2003, approximately $96,600 of Briggs general and administrative expenses were included in inventory.

7.	Undeveloped Mineral Claims:

          The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at December 31:

	2004			2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Property:
McDonald	$16,200,200	($6,075,000)	$10,125,200	$16,200,200	($4,050,000)	$12,150,200
Seven-Up Pete	5,175,000	(1,940,700)	3,234,300	5,175,000	(1,293,800)	3,881,200

	$21,375,200	($8,015,700)	$13,359,500	$21,375,200	($5,343,800)	$16,031,400

          Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Note 10(d) for a discussion of the legal status of the properties, and Note 17 for a discussion of recently issued accounting pronouncements affecting the balance sheet classification of the Company’s undeveloped mineral claims.

8.	Impairment of Long-lived Assets

          The Company tests for impairment of its long-lived assets when changes in events or circumstances occur. In accordance with SFAS No. 144 the Company uses estimates of future cash flows to test the recoverability of the Briggs Mine’s long-lived assets which includes mine development expenditures and plant and equipment. The estimated future cash flows include the projected revenues from in-ground estimated reserves based on the Company’s estimate of future gold prices and all future expenditures necessary to produce those in-

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Impairment of Long-lived Assets, continued:

ground reserves. As mining progressed in the second quarter of 2003, the Briggs Mine encountered projected ore which contained lower gold grade and higher sulfide contents (with low gold recovery) than expected. The Company determined that these gold ounces were no longer economic, and, as such, decreased its reserves at the Briggs Mine. As a consequence, the Company recorded a write down of $3,382,000 of these long-lived assets to their estimated fair value of $4,634,300.

9.	Notes Payable:

Notes payable consisted of the following at December 31:

	2004	2003

Caterpillar finance (a)	$—	$1,037,400
Debentures (b)	2,424,000	2,674,000
Less: discount	(11,300)	(75,000)

	2,412,700	3,636,400
Current portion	2,412,700	1,037,400

Notes payable — Noncurrent	$—	$2,599,000

(a)	In January 2003, the Company exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million and arranged to finance the purchase price for one year at an interest rate of 6.75%. The outstanding balance was paid off during the second quarter of 2004.

(b)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time, at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of the debt using the effective interest method. In March 2005, $1,599,000 of principal was repaid and $825,000 of the remaining debentures were extended to March 2011. The Company’s stock price at the end of December 2004 was $1.28.

(c)	Interest expense for the debentures was approximately $219,200 and $236,500 for 2004 and 2003, respectively. Accretion of the debt discount included in interest expense for 2004 and 2003 was $63,700 and $80,700 respectively.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies:

(a) Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,945,900 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety.

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

In November 1998, the Montana electorate passed an anti-mining initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the McDonald, Seven-Up Pete and Keep Cool mineral properties. These lawsuits are based on, amongst others, (i) the right not to be deprived of property without due process of law; (ii) the right to equal protection under the laws; and (iii) the right to be protected against laws which impair the obligations of existing contracts. The United States District Court issued a ruling August 30, 2001 in which the Court dismissed the SPV’s substantive due process claim but, as requested by the SPV, ruled that the remainder of the SPV’s claims could be pursued at such time as the State lawsuit was concluded. The Montana State District Court issued a ruling November 1, 2001 in response to a Motion to Dismiss and a Motion For Summary Judgment by the State of Montana. In this ruling, the Court dismissed four of the SPV’s fourteen counts, including its substantive due process and equal protection challenges to I-137’s validity. The decision maintained for adjudication the contract impairment validity challenge, contract damage claims, and all of the takings claims. Following the November 2001 ruling by the State District Court, the State filed a new Motion for Summary Judgment as to all claims. In an Order dated December 9, 2002, the Court granted the State Summary Judgment on all of the remaining legal claims of the Company’s lawsuit. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana Supreme Court on October 28, 2003. The Company expects a ruling during 2005.

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $13,359,500 undeveloped mineral claims and leases as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system. For the twelve months ended December 31, 2004, the Company contributed $3,416,200 to the I-147 campaign, which was charged to selling, general and administrative expense.

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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies, continued:

     (e) McDonald Gold Project — State Leases

On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, unilaterally decided to cancel the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. The carrying value of the McDonald Gold Project as of December 31, 2004 was $13,359,500.

In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company believes it held valid mineral leases and appealed the action of the DNRC in an administrative hearing process. Although a DNRC Hearing Examiner affirmed the DNRC action, it is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action. The court, however, in its December 9, 2002 order as described in the preceding section, denied the
Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2005.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2004, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of December 31, 2004.

In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. A court date has not yet been scheduled for

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies, continued:

trial of this case. The Company believes these allegations are completely without merit and that the Company will prevail in this matter.

     (g) Assignment of Royalty Proceeds

In October 2001, the Company issued 1,050,000 shares of common stock with a fair market value of $1,207,500 to Franco-Nevada Mining Corporation in connection with the assignment of a 2% net smelter returns royalty on the first 175,000 ounces of gold production from the Company’s Briggs Mine, commencing April 1, 2001.

During 2004, $322,500 was recorded as expense for this royalty. No royalty expense was recorded in 2003 or 2002 because of the assignment of the 2% net smelter return royalty on the first 175,000 ounces of production as described in the preceding paragraph.

From April 1, 2001 through December 31, 2004, the Briggs Mine had produced 196,978 ounces of gold and is subject to a 3% net smelter returns royalty on all remaining production.

     (h) Lease Commitments:

The Company has entered into various operating leases for office space and equipment. At December 31, 2004, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

2005	2006	2007
$50,500	$51,800	$31,100

The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Minimum advance royalty payments expensed total approximately $145,300 annually.

The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claim on federally owned lands at the rate of $125 per mining claim. The Company’s present inventory of claims would require approximately $24,000 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for its Briggs claims, however, no assurances can be made that patents will be issued. The Company is also subject to rental fees to various other owners or lessors of mining claims. Currently, rental payments to these parties total approximately $17,600 annually.

Lease costs included in cost of goods sold for the years ended December 31, 2004, 2003, and 2002 were $169,000, $23,800, and $840,200, respectively.

Rent expense included in selling, general and administrative expense of the Company for the years ended December 31, 2004, 2003, and 2002, was $53,000, $50,900, and $53,200, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,544,400 and $1,544,400, respectively, at December 31, 2004 and cost and accumulated amortization of $1,544,400 and $1,376,400, respectively, at December 31, 2003, for leases that have been capitalized.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies, continued:

     Future minimum lease obligations under capital leases are as follows:

2005	$34,900
Less amounts representing interest	(2,000)

Present value of minimum lease payments	32,900
Less current obligations	32,900

Long-term obligations under capital lease	$—

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

     The Company sold its gold and silver production predominantly to two customers during 2004, to one customer during 2003, and to three customers during 2002. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, it is not believed that loss of such customers would adversely affect the Company.

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

12. Derivative Instruments and Price Protection Arrangements:

     The Company had no gold forward sales contracts at December 31, 2004. At December 31, 2003, the Company had 3,820 ounces outstanding on a gold forward sales contract at an average price of approximately $377 per ounce with a fair market value that was $147,200 less than the contractual amount. Net gains on the Company’s forward contracts resulting from year to year changes in the mark-to-market calculations are as follows:

2004	2003	2002
$147,200	$340,400	$110,000

     These net gains are shown as a separate line item in the other income (expense) section in the consolidated statements of operations.

     On June 30, 1999, the Company converted its Briggs Mine gold loan to a cash loan. In connection with the conversion, the Company reduced the monetized amount of the debt to fair value, resulting in a gain of $2,528,000, which was deferred and reported as a liability in the consolidated balance sheet. On January 1, 2001, the Company adopted SFAS No. 133 and reclassified this amount as a cumulative effect adjustment in other comprehensive income. For the year ended December 31, 2002, $1,264,000 of the gain was recognized and is included in revenues in the consolidated statements of operations .

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value of Financial Instruments:

     The estimated fair values of the Company’s financial instruments approximate carrying values at December 31, 2004, and December 31, 2003. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Restricted Cash: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

Long-term Debt: Carrying values approximate fair values based on discounted cash flows using the Company’s current rate of borrowing for a similar liability.

14. Income Taxes:

     There was no current or deferred provision for income taxes for the years ended December 31, 2004, 2003, and 2002. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate

Tax at statutory rate	($5,911,400)	34%	($4,808,300)	34%	($1,045,200)	34%
Net operating loss without tax benefit	5,911,400	(34%)	4,808,300	(34%)	1,045,200	(34%)

	$—	—	$—	—	$—	—

     Deferred tax assets were comprised of the following at December 31:

	2004	2003

Deferred Tax Assets
Reserve for mine reclamation	$2,466,200	$1,705,500
Inventories	577,700	658,200
Net PP&E and Other	5,462,000	4,096,500
Net operating loss carryforwards	34,388,000	29,296,300

Total gross deferred tax assets	42,893,900	35,756,500
Valuation allowance	(42,893,900)	(35,756,500)

Net deferred tax assets	$—	$—

     Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2004, 2003, and 2002, the valuation allowance increased $8,390,100, $3,629,800, and $1,669,800, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.

     At December 31, 2004, the Company had net operating loss carryforwards for regular tax purposes of approximately $91,198,100 and approximately $87,724,300 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2005 through 2024.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Options and Warrants:

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

     Incentive stock option activity during 2004, 2003, and 2002 was as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Price	Amount	Price	Amount	Price

Outstanding,
beginning of year	638,925	$1.66	590,500	$1.10	546,875	$1.73
Grants	293,000	$1.16	155,925	$3.38	176,000	$1.15
Exercises	(3,000)	$1.04	(107,500)	$1.05	(47,250)	$1.00
Forfeitures	(1,000)	$1.15	—	—	—	—
Expirations	—	—	—	—	(85,125)	$5.31

Outstanding, end of year	927,925	$1.51	638,925	$1.66	590,500	$1.10

Exercisable, end of year	927,925	$1.51	462,925	$1.86	238,500	$1.10

     A summary of the outstanding incentive stock options as of December 31, 2004, follows:

Range of Exercise	Amount	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price

$1.00 - $1.09	152,000	1.9 years	$1.04
$1.10 - $1.19	620,000	3.4 years	$1.15
$1.20 - $3.38	155,925	3.9 years	$3.38

     At December 31, 2004, there were 1,236,453 shares reserved for future issuance under the Plan.

     On March 20, 1989, the Company’s Board of Directors approved the adoption of a Non-Qualified Stock Option Plan, as amended (the Non-Qualified Plan). Under the Non-Qualified Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and its subsidiaries and affiliates, who are responsible for the Company’s growth and profitability. The Non-Qualified Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Options granted under the Non-Qualified Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company’s common stock at the time the option is granted.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Options and Warrants, continued:

     Non-qualified stock option activity during 2004, 2003, and 2002 was as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Amount	Average Price	Amount	Average Price	Amount	Average Price

Outstanding,
beginning of year	704,101	$2.09	320,000	$1.32	257,500	$1.06
Grants	80,000	$4.72	411,601	$2.63	140,000	$1.82
Exercises	(162,500)	$1.17	(25,000)	$1.00	(75,000)	$1.00
Forfeitures	—	—	—	—	—	—
Expirations	(50,000)	$1.00	(2,500)	$3.24	(2,500)	$12.00

Outstanding, end of year	571,601	$2.81	704,101	$2.09	320,000	$1.32

Exercisable, end of year	491,601	$2.50	664,101	$2.13	290,000	$1.22

A summary of the outstanding non-qualified stock options as of December 31, 2004, follows:

Range of Exercise	Amount	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price

$1.00 - $1.99	239,526	1.0 years	$1.66
$2.00 - $2.99	20,000	2.4 years	$2.30
$3.00 - $3.99	232,075	3.9 years	$3.38
$4.00 - $4.99	80,000	4.5 years	$4.72

     At December 31, 2004, there were 1,257,988 shares reserved for issuance under the Non-Qualified Plan.

     A summary of the outstanding warrants as of December 31, 2004, follows:

	Shares
	Underlying
Range of Exercise	Warrants	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price

$2.16	2,199,800	.92 years	$2.16

16. Earnings Per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for all years presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all years presented. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in 2004, 2003, and 2002 that were not included in the computation of diluted EPS because the effect would be antidilutive were 6,040,000, 5,068,300, and 1,974,900, respectively.

17. Recently Issued Financial Accounting Standards:

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Recently Issued Financial Accounting Standards, continued:

exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

     In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123 revised 2004 will have on our financial position, net earnings or cash flows.

     In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. We do not believe that the adoption of EITF No. 03-13 will have a material impact on our financial position, net earnings or cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

     In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We do not believe that the adoption of EITF No. 03-1 will have a material impact on our financial position, net earnings or cash flows.

     On April 30, 2004 the FASB issued a FASB Staff Position (FSP) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As the Company does not presently have the legal right to extract minerals from the McDonald and Seven Up Pete properties due to the I-137 constraint, the Company has not reclassified prior period amounts and will continue to amortize the carrying value of the properties until the legal impediments is removed.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events:

     In January 2005, the Company entered into an option to purchase agreement of the Hycroft Mine in Nevada with Vista Gold Corporation. The agreement provides for Canyon to expend $500,000 in development and exploration drilling and mine engineering over a six-month option period. At any time during the six-month period, Canyon could exercise the option to purchase the Hycroft Mine for $4 million in cash plus units. The units would consist of one share of common stock and a warrant to purchase one half share of common stock of Canyon. The number of units would be calculated by dividing $6 million by the average closing price of Canyon common stock for the 20 trading days prior to the exercise of the Option. The exercise price of each warrant would be equal to 130% of the average share price upon exercise of the Option, and the warrants would have a term of three years.

     If Canyon assumes the existing reclamation bond on the Hycroft property, Canyon would pay Vista the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company’s accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million. If Canyon fails to complete significant physical development activities at the Hycroft Mine directed toward recommencing gold production from oxide ore leaching during the 12 months following Canyon’s purchase, then Canyon commits to spend $500,000 on exploration for high-grade gold deposits on the property in each of the two following 12-month periods.

     In March 2005, $1,599,000 of principal was repaid and the remaining $825,000 of debentures were extended to March 2011.

     On March 15, 2005, the Company completed a financing which raised $3,823,417, through the sale of 5,302,932 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

	2004
	First		Third	Fourth
	Quarter	Second Quarter	Quarter	Quarter

Sales	$1,737,500	$5,826,400	$2,279,900	$1,970,100
Operating loss (1) (2) (3)	($3,976,200)	($(2,214,600)	($3,438,800)	($7,624,300)
Net loss (1)	($3,876,500)	($2,402,700)	($3,468,300)	($7,638,900)
Net loss per share	($0.15)	($0.09)	($0.12)	($0.27)
Pro forma net loss per share(4)	($0.10)	($0.12)	($0.12)	($0.27)

	2003

Sales	$3,862,600	$3,387,100	$3,208,700	$2,551,700
Operating loss (1)	($1,589,100)	($5,893,300)	($2,613,300)	($4,223,000)
Loss before cumulative effect of change in accounting principle	($1,021,700)	($5,847,700)	($2,895,800)	($4,365,100)
Net loss (1)	($1,033,600)	($5,847,700)	($2,895,800)	($4,365,100)
Loss per share before cumulative effect of change in accounting principle	($0.05)	($0.28)	($0.13)	($0.17)
Net loss per share	($0.05)	($0.28)	($0.13)	($0.17)
Pro forma net loss per share(4)	($0.05)	($0.27)	($0.12)	($0.17)

(1)	Includes write downs of inventory to net realizable value as follows:

	2004	2003

First quarter	$552,300	—
Second quarter	$411,800	$732,500
Third quarter	$92,400	$617,400
Fourth quarter	$76,500	$218,100

The write downs of inventories in 2004 and 2003 were a result of high unit costs of production resulting from lower production levels.

(2)	Includes change in estimate for asset retirement obligation for the second quarter of 2004 of $935,200 and the fourth quarter of 2004 of $4,451,400.

(3)	Includes spending for I-147 for the first quarter of 2004 of $264,000, for the second quarter of 2004 of $658,500, for the third quarter of 2004 of $1,458,000 and for the fourth quarter of 2004 of $2,035,700.

(4)	As if the Company had determined compensation cost for its stock option plans under the provisions of SFAS No. 123.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 11, 2004, the Audit Committee of Canyon Resources Corporation (the “Company”), informed PricewaterhouseCoopers LLP (“PwC”) that it will dismiss PwC as the Company’s independent registered public accounting firm upon completion of the procedures related to unaudited interim financial statements of the Company as of and for the quarters ended June 30, 2004 and September 30, 2004 and for the six-month period ended June 30, 2004 and the nine-month period ended September 30, 2004 and completion of procedures related to the restatement of the Company’s financial statements included in its Form 10-K filing for the year ended December 31, 2003 and unaudited interim financial statements as of and for the quarter ended March 31, 2004. All of these were completed and filed by November 15, 2004. The dismissal was effective on November 15, 2004.

     On October 11, 2004, the Audit Committee informed Ehrhardt, Keefe, Steiner & Hottman, P.C., certified public accountants, that it intended to appoint it as the Company’s independent registered public accounting firm for the 2004 annual audit. Such appointment was effective after the Company had filed its third quarter report on Form 10-Q, which was filed on November 15, 2004. The Company has authorized PwC to respond fully to inquiries by Ehrhardt Keefe Steiner & Hottman P. C. in connection with the retention of Ehrhardt Keefe Steiner & Hottman P.C.

     Except for the matter discussed in the next sentence, PwC’s reports on the Company’s financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. There was an explanatory paragraph in PwC’s report on the Company’s financial statements included in Amendment No. 2 to Form 10-K/A for the year ended December 31, 2003, indicating that the Company has restated its financial statements for the years ended December 31, 2003 and 2002. During the fiscal years ended December 31, 2002 and 2003, and through November 15, 2004, the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the Company’s financial statements for such years. Except for the matters described in the next two paragraphs, during the fiscal years ended December 31, 2002 and 2003, and through November 15, 2004, there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

     During the review of the financial statements for the first quarter ending March 31, 2004, PwC identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement of the financial statements contained in the 2003 Form 10-K.

     On September 1, 2004, PwC advised the Company that disclosures should be made or actions should be taken to prevent future reliance on their audit report for 2003 and prior periods and completed interim review for the quarterly period ended March 31, 2004. On September 2, 2004, our Audit Committee held a meeting with management and the independent accountants and determined that the Company’s financial statements for 2003 and prior periods and quarterly period ended March 31, 2004, should be restated. This determination resulted because, during the review of the financial statements for the second quarter ending June 30, 2004, PwC communicated with both the Company and its Audit Committee that a model used for testing possible impairment of the Briggs Mine may be inappropriate. After an evaluation of the model, the Company determined that it was inappropriate. Subsequently, it was determined that certain other items should have been accounted for differently: A loan made to a private exploration company, the proceeds of which were used for exploration, should have been accounted for as an exploration expense; the cost of restricted shares issued under a contract for services should have been recorded at fair market value; and a beneficial conversion expense should have been recognized with regards to a private placement of a convertible debenture. The Company restated the interim financial statements for the first quarter ending March 31, 2004 and the financial statements contained in the 2003 Form 10-K. The items discussed above constitute a material weakness in internal controls as defined by the standards established by the American Institute of Certified Public Accountants.

     During the Company’s past two fiscal years and through November 15, 2004, we did not consult Ehrhardt, Keefe, Steiner & Hottman, P.C. regarding the application of accounting principles to a specific transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

ITEM 9(a). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s internal controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported as specified in the SEC’s rules. Internal controls and procedures are designed with the objective that information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. However, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     The Company’s management, including our principal executive and financial officers, have not yet completed the evaluation of the effectiveness of its internal controls, pursuant to the requirements of Sarbanes-Oxley Section 404, as of the end of the period covered by this Annual Report on Form 10-K for December 31, 2004. The Company is in the process of completing its review of the effectiveness of the its internal controls as of December 31, 2004 and intends to file management’s conclusions along with the independent accountants opinion of such effectiveness of the internal controls in an amendment to this Form 10-K within the required reporting period. As a result, management expects to disclose that the Company’s internal controls over financial reporting were not effective at such date. In addition, the Company expects that such assessment will result in an adverse opinion by the Company’s independent auditors on the effectiveness of the Company’s internal controls.

     The Company disclosed in its Form 10-K/A for 2003 and in Form 10-Q for the 2004 third quarter that there was a material weakness in the Company’s internal controls over financial reporting which required the restatement of prior financial statements. The material weaknesses are discussed below.

     During the review of the financial statements for the first quarter ending March 31, 2004 PricewaterhouseCoopers, our prior independent registered public accountants, identified and communicated to the Company and its Audit Committee a material weakness which is also a reportable condition (as defined under standards established by the American Institute of Certified Public Accountants (AICPA)) relating to the Company’s internal controls and procedures over its financial reporting for stock option plans. In response thereto, the Company performed a review of all stock option plans and the method of all related stock option exercises by employees since the plan’s inception in 1982. This review identified that a minority (approximately 25%) of the employee stock options were exercised using the share withholding method for payment of the exercise price. Based on this review, the Company determined that the stock option plans would have to be recorded in the financial statements under variable plan accounting, which resulted in the restatement filed as Amendment No. 1 to Form 10-K/A.

     During the review of the financial statements for the second quarter ending June 30, 2004, the prior independent accounts communicated with both the Company and its Audit Committee that the method used for testing possible impairment of the Briggs Mine may be inappropriate. After an evaluation of the method, the Company determined that it inappropriately included ounces recovered from the leach pad inventory. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. The Company also determined that the following items should have been reported differently: 1) a loan made to a private exploration company, the proceeds of which were used for exploration, should have been accounted for as an exploration expense; 2) the cost of restricted shares issued under a contract for services should have been recorded at fair market value at the time the contract was executed and or amended; 3) a beneficial conversion feature and related amortization expense should have been recognized with regards to a private placement of a convertible debenture for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock.

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

     We have undertaken the following initiatives with respect to our internal controls and procedures in order to address the material weaknesses:

1.	adding additional staff at the corporate controller level,

2.	scheduled training for accounting staff to heighten awareness of generally accepted accounting principles,

3.	hired outside consultants to document our accounting processes and identify areas that require control or process improvements, and

4.	implementation of recommendations by the outside consultants.

     Even though we have performed substantial additional procedures, with respect to the evaluation of internal controls, as required under Sarbanes-Oxley Section 404, additional time is required to fully complete the evaluation. As discussed above, the Company intends to complete this evaluation and file the results along with the independent accountant’s opinion in an amendment to this Form 10-K, within the extension time provided for such filing. While no other material weakness have yet been identified and confirmed, there can be no assurance that additional material weaknesses in internal controls will not be found and reported in the amendment.

ITEM 9(b). OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” included in the Company’s Proxy Statement for the 2005 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears under the captions “Compensation Committee Interlocks and Insider Participation”, “Report of the Compensation Committee on Executive Compensation”, “Compensation of Officers”, “Shareholder Return Performance Graph”, “Compensation of Directors”, and “Change in Control Arrangement” included in the Company’s Proxy Statement for the 2005 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS

     The information required by this item appears under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” included in the Company’s Proxy Statement for the 2005 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is not currently applicable to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item appears under the caption “Relationship with Independent Accountants” included in the Company’s Proxy Statement for the 2005 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements (included in Part II of this Report)

Report of Independent Accountants

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations — Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(b)	Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 79 — 80. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

14.1	Code of Business Conduct and Ethics (17)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (18)

21.1*	Subsidiaries of the Registrant

23.0*	Consent of Ehrhardt Keefe Steiner & Hoffman PC

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Chlumsky, Armbrust & Meyer

23.3*	Consent of Mine Development Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(18)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: March 16, 2005	/s/ Richard H. De Voto

Richard H. De Voto
Principal Executive Officer

Date: March 16, 2005	/s/ Gary C. Huber

Gary C. Huber
Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 16, 2005	/s/ Richard H. De Voto

Richard H. De Voto, Director

Date: March 16, 2005	/s/ Gary C. Huber

Gary C. Huber, Director

Date: March 16, 2005	/s/ Leland O. Erdahl

Leland O. Erdahl, Director

Date: March 16, 2005	/s/ David K. Fagin

David K. Fagin, Director

Date: March 16, 2005	/s/ Richard F. Mauro

Richard F. Mauro, Director

Date: March 16, 2005	/s/ Ronald D. Parker

Ronald D. Parker, Director

Date: March 16, 2005	/s/James K. B. Hesketh

James K. B. Hesketh, Director

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

14.1	Code of Business Conduct and Ethics (17)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (18)

21.1*	Subsidiaries of the Registrant

23.0*	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Chlumsky, Armbrust & Meyer

23.3*	Consent of Mine Development Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(18)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.