Form 10-K/A
period 2004-12-31
CANYON RESOURCES CORP
filed 2005-04-20
CIK 739460

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

The aggregate market value of the 27,730,798 shares of the registrant’s voting stock held by non-affiliates on June 30, 2004 was approximately $107,872,804

At February 22, 2005, there were 29,207,597 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

Total Number of Pages: 12
Exhibit Index: Page 9

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends in their entirety Items 9A and 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 17, 2005. The purpose of this Amendment No. 1 is to include Management’s Report on Internal Control Over Financial Reporting (Management’s Report) and the auditor’s attestation report of Management’s Report. All information contained in this Amendment No. 1 is as of December 31, 2004 and does not reflect any subsequent information or events.

Item 9A. Controls and Procedures
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
Consent of Ehrhardt Keefe Steiner & Hottman P.C.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act of 1934 is processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, for the reasons set forth below under “Management’s Report on Internal Control Over Financial Reporting”.

     Management’s Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-

Integrated Framework (the COSO criteria). Management reviewed the results of its assessment with the Audit Committee and Board of Directors of the Company.

     Based on management’s assessment using the COSO criteria, certain material weaknesses have been identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified are as follows:

Incorrect application of generally accepted accounting principles regarding equity compensation plans

•	During the first quarter of 2004, the Company determined that its stock option plans should have been recorded under variable plan accounting, as the plans allowed an option holder to pay for the exercise price using the share withholding method. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K. Although the Company subsequently amended its stock option plans and modified existing option agreements to no longer allow the share withholding method of payment, no transactions occurred during the last half of the year to allow testing of the Company’s remediation efforts relating to this control deficiency as of December 31, 2004.

Lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions

•	During the second quarter of 2004, the Company determined that its model used for impairment testing of the Briggs Mine was incorrect, insofar as the revenue stream included ounces recovered from the leach pad. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As the Briggs Mine is the Company’s only producing asset, and no in-ground reserves existed at December 31, 2004, the Company has been unable to test its remediation efforts relating to this control deficiency as of December 31, 2004.

•	Also during the second quarter of 2004, the Company determined that its accounting for a 2003 private placement of convertible debentures was incorrect. Specifically, a beneficial conversion feature and related amortization expense should have been recognized for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As no transactions of a similar complexity occurred subsequent to this private placement, the Company has been unable to test its remediation efforts relating to this control deficiency as of December 31, 2004.

     Management has determined that the ineffective controls over the financial reporting process are a control deficiency that constitutes a material weakness, and concludes that it did not maintain effective internal control over financial reporting as of December 31, 2004.

     Management’s assessment of its internal control over financial reporting as of December 31, 2004, has been audited by Ehrhardt Keefe Steiner & Hottman P.C., the Company’s independent registered public accounting firm, as stated in their report which appears herein to this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A.

     Remediation of Material Weaknesses

     The Company is in the process of undertaking the following initiatives with respect to internal controls and procedures in order to address the material weaknesses noted in Management’s Report on Internal Control Over Financial Reporting:

•	Adding additional staff at the Corporate level.

•	Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles.

•	Adopting more rigorous policies and procedures regarding the review and approval process for complex calculations and unusual transactions.

•	Engaging outside consultants with accounting expertise regarding unusual and complex transactions.

     Changes in Internal Control Over Financial Reporting

     Except as described above, there were no changes in internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canyon Resources Corporation
Golden, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Canyon Resources Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of an incorrect application of generally accepted accounting principles regarding equity compensation plans and a lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Incorrect application of generally accepted accounting principles regarding equity compensation plans

•	During the first quarter of 2004, the Company determined that its stock option plans should have been recorded under variable plan accounting, as the plans allowed an option holder to pay for the exercise price using the share withholding method. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K. Although the Company subsequently amended its stock option plans and modified existing option agreements to no longer allow the share withholding method of payment, no transactions occurred during the last half of the year to allow testing of the Company’s remediation efforts relating to this control deficiency as of December 31, 2004.

Lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions

•	During the second quarter of 2004, the Company determined that its model used for impairment testing of the Briggs Mine was incorrect, insofar as the revenue stream included ounces recovered from the leach pad. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As the Briggs Mine is the Company’s only producing asset, and no in-ground reserves existed at December 31, 2004, the Company has been unable to test its remediation efforts relating to this control deficiency as of December 31, 2004.

•	Also during the second quarter of 2004, the Company determined that its accounting for a 2003 private placement of convertible debentures was incorrect. Specifically, a beneficial conversion feature and related amortization expense should have been recognized for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As no transactions of a similar complexity occurred subsequent to this private placement, the Company has been unable to test its remediation efforts relating to this control deficiency as of December 31, 2004.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated February 25, 2005 on those financial statements.

In our opinion, management’s assessment that Canyon Resources Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission (the “COSO Criteria”). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of this control criteria, Canyon Resources Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on the COSO Criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Canyon Resources Corporation (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/Ehrhardt Keefe Steiner & Hottman P.C.
Ehrhardt Keefe Steiner & Hottman P.C.

April 8, 2005
Denver, Colorado

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements (included in Part II of this Report)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Operations – Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows – Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(b)	Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 10 - 11. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

14.1	Code of Business Conduct and Ethics (17)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (18)

21.1	Subsidiaries of the Registrant

23.0*	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Chlumsky, Armbrust & Meyer

23.3	Consent of Mine Development Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(18)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: April 20, 2005	/s/ Richard H. De Voto

Richard H. De Voto
Principal Executive Officer

Date: April 20, 2005	/s/ Gary C. Huber

Gary C. Huber
Principal Financial and Accounting Officer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (9)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (10)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (11)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (12)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (13)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (14)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (9)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (15)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (11)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (16)

14.1	Code of Business Conduct and Ethics (17)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (18)

21.1	Subsidiaries of the Registrant

23.0*	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Chlumsky, Armbrust & Meyer

23.3	Consent of Mine Development Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(16)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(17)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(18)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.