Form 10-Q
period 2005-03-31
CANYON RESOURCES CORP
filed 2005-05-10
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the period ended March 31, 2005
or
     ☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission file number 1-11887

CANYON RESOURCES CORPORATION

(a Delaware Corporation)

I.R.S. Employer Identification Number 84-0800747

14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act.) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,510,529 shares of the Company’s Common Stock were outstanding as of May 3, 2005.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Quarter ended March 31, 2005

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

     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Consolidated Balance Sheets	Page 2

Consolidated Statements of Operations	Page 3

Consolidated Statements of Cash Flows	Page 4-5

Consolidated Statements of Changes in Stockholders’ Equity	Page 6

Notes to Interim Consolidated Financial Statements	Page 7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 25

Item 4. Controls and Procedures	Page 25

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$6,234,600	$4,638,300
Restricted cash	274,800	274,800
Accounts receivable	219,600	769,000
Metal inventories	1,381,700	1,906,400
Prepaid and other assets	153,500	153,400

Total current assets	8,264,200	7,741,900

Property and equipment, at cost
Producing properties	6,443,500	6,443,500
Other	657,900	643,100

	7,101,400	7,086,600
Accumulated depreciation and depletion	(5,689,400)	(5,667,700)

Net property and equipment	1,412,000	1,418,900

Undeveloped mineral claims and leases, net	12,691,500	13,359,500
Restricted cash	2,856,400	2,847,300
Other assets	247,400	247,400

Total Assets	$25,471,500	$25,615,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$364,500	$446,300
Notes payable — current	—	2,412,700
Capital leases — current	28,900	32,900
Asset retirement obligations	2,007,700	2,007,700
Payroll liabilities	226,100	250,900
Other current liabilities	115,600	129,300

Total current liabilities	2,742,800	5,279,800

Notes payable — long term	825,000	—
Asset retirement obligations	3,883,500	4,231,200

Total Liabilities	7,451,300	9,511,000

Commitments and contingencies (Note 10)

Common stock ($.01 par value) 50,000,000 shares authorized; issued and outstanding: 34,510,500 at March 31, 2005, and 29,207,600 at December 31, 2004	345,100	292,100
Capital in excess of par value	131,779,300	127,608,200
Retained deficit	(114,104,200)	(111,796,300)

Total Stockholders’ Equity	18,020,200	16,104,000

Total Liabilities and Stockholders’ Equity	$25,471,500	$25,615,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2004
REVENUE
Sales	$1,002,200	$1,737,500

EXPENSES
Cost of sales (exclusive of depreciation, depletion, and amortization)	1,130,200	2,355,100
Depreciation, depletion, and amortization	909,900	1,102,600
Selling, general and administrative	608,500	1,998,300
Exploration and development costs	171,300	214,400
Accretion expense	33,500	43,300
Debenture conversion expense	448,200	—

	3,301,600	5,713,700

OTHER INCOME (EXPENSE)
Interest income	32,700	15,500
Interest expense	(41,200)	(74,000)
Gain on derivative instruments	—	147,200
Other	—	11,000

	(8,500)	99,700

Net loss	($2,307,900)	($3,876,500)

Basic and diluted net loss per share	($0.08)	($0.15)

Weighted average shares outstanding	30,268,200	26,377,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	($2,307,900)	($3,876,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	909,900	1,102,600
Amortization of beneficial conversion feature	11,300	15,300
Debenture conversion expense	448,200	—
Inventory impairment	128,200	552,300
Gain on derivative instruments	—	(147,200)
Non-cash compensation expense	—	1,339,100
Interest accretion	33,500	43,300
Changes in operating assets and liabilities:
Decrease in accounts receivable	549,400	94,800
Decrease (increase) in inventories	176,300	(1,319,900)
Increase in prepaid and other assets	(100)	(323,200)
(Decrease) increase in accounts payable and other current liabilities	(120,300)	224,100
Decrease in asset retirement obligations	(381,200)	(75,100)
Increase in restricted cash	(9,100)	(4,700)

Total adjustments	1,746,100	1,501,400

Net cash used in operating activities	(561,800)	(2,375,100)

Cash flows from investing activities:
Purchases and development of property and equipment	(14,800)	(381,200)

Net cash used in investing activities	(14,800)	(381,200)

Cash flows from financing activities:
Issuance of common stock and warrants	3,100,900	7,947,700
Payments on debt	(924,000)	—
Payments on capital lease obligations	(4,000)	(4,900)

Net cash provided by financing activities	2,172,900	7,942,800

Net increase in cash and cash equivalents	1,596,300	5,186,500
Cash and cash equivalents, beginning of year	4,638,300	4,139,800

Cash and cash equivalents, end of period	$6,234,600	$9,326,300

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

Supplemental disclosures of cash flow information:

1.	The Company paid $29,900 of interest during the first three months of 2005, and $58,700 during the corresponding period of 2004.

2.	The Company paid no income taxes during the first three months of 2005 nor the corresponding period of 2004.

Supplemental schedule of noncash investing and financing activities:

1.	During the first three months of 2004, the Company issued 52,300 shares of common stock with a fair value of $79,400 to an employee as compensation for services.

2.	Non-cash compensation expense for the Company’s stock option plans under variable plan accounting was $1,259,700 during the first three months of 2004.

3.	During the first three months of 2005, debenture holders representing $675,000 of principal converted to common shares and warrants at a lower price than the original conversion price, resulting in a conversion expense of $448,200.

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity
Balances, January 1, 2005	29,207,600	$292,100	$127,608,200	($111,796,300)	$16,104,000

Stock issued for cash, net of issuance costs of $47,500	4,366,700	43,700	3,057,200	—	3,100,900
Debentures converted into stock	936,200	9,300	665,700	—	675,000
Debenture conversion expense	—	—	448,200	—	448,200
Comprehensive loss
Net loss				(2,307,900)	(2,307,900)
Other comprehensive loss	—	—	—	—	—

Comprehensive loss				(2,307,900)	(2,307,900)

Balances, March 31, 2005	34,510,500	$345,100	$131,779,300	($114,104,200)	$18,020,200

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

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of Canyon Resources Corporation and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2005.

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

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders through June 30, 2004 to exercise options by surrendering shares underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options were accounted for using variable plan accounting for the prior period. As a result, while no compensation cost was recognized at the grant date, as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture resulted in a change in the measure of compensation cost for the award being recognized.

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

     The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three months ended March 31:

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Stock Based Compensation, continued:

	2005	2004

Net loss, as reported	($2,307,900)	($3,876,500)
Add: compensation expense determined under variable plan accounting	—	1,259,700
Deduct: compensation expense determined under fair value based method	(88,500)	(16,200)

Pro forma net loss	($2,396,400)	($2,633,000)

Basic and diluted loss per share
• As reported	($0.08)	($0.15)
• Pro forma	($0.08)	($0.10)

4.	Earnings Per Share (EPS):

     The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. Common stock equivalents for the three months ended March 31, 2005 and 2004 that were not included in the computation of diluted EPS because the effect would have been antidilutive were 5,706,000 and 6,787,900, respectively.

5.	Equity

     On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered. Aggregate proceeds of approximately $2.7 million would be realized and unregistered shares would be delivered on exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholder’s Equity.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Restricted Cash:

     Restricted cash consisted of the following at:

	March 31,	December 31,
	2005	2004

Collateral for Letter of Credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events(b)	153,000	152,400
Kendall Mine reclamation(c)	1,954,400	1,945,900
McDonald Gold Project cash reclamation bond(d)	500,000	500,000
Net proceeds from property sales(e)	274,800	274,800

	3,131,200	3,122,100
Current portion	274,800	274,800

Noncurrent portion	$2,856,400	$2,847,300

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2005, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 10(a)).

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 10(f)).

7.	Inventories:

     Metal inventories consisted of the following at:

	March 31, 2005	December 31, 2004

Broken ore under leach	$1,168,800	$1,805,700
Doré	212,900	100,700

	$1,381,700	$1,906,400

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $128,200 and $552,300 during the first quarter of 2005 and 2004, respectively, due to a combination of high operating costs and lower production.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Undeveloped Mineral Claims and Leases:

     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Property:
Mcdonald	$16,200,200	($6,581,300)	$9,618,900	$16,200,200	($6,075,000)	$10,125,200
Seven-up Pete	5,175,000	(2,102,400)	3,072,600	5,175,000	(1,940,700)	3,234,300

	$21,375,200	($8,683,700)	$12,691,500	$21,375,200	($8,015,700)	$13,359,500

     Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties are being amortized over eight years with no residual value. Future amortization of $2,671,900 per year will be recognized until the properties are fully amortized or events or circumstances change. See Notes 10(d and e) for a discussion of the legal status of the properties.

9.	Notes Payable:

     Notes payable consisted of the following at:

	March 31, 2005	December 31, 2004

Debentures(a)	$825,000	$2,424,000
- discount	—	(11,300)

	825,000	2,412,700
Current portion	—	2,412,700

Notes payable - Noncurrent	$825,000	$—

(a)	In March 2005, $924,000 of principal was repaid, $675,000 was converted into stock and $825,000 of the remaining debentures were extended to March 2011. The debenture holders that converted to common stock were given terms of $0.721 per unit consisting of one share of common stock and 0.5 warrant. The total number of shares issued for conversion to common stock was 936,200. The number of shares issued was determined by dividing $675,000 by $0.721 per unit.

In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. Approximately $1.2 million of the proceeds was used to pay off the Briggs Mine debt with the balance retained for general corporate purposes. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time, at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of the debt using the effective interest method. The discount was fully accreted as of February 28, 2005. The Company’s stock price at the end of March 2005 was $0.72.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Notes Payable, continued:

Interest expense for the debentures was approximately $29,300 and $55,300 for first quarters of 2005 and 2004, respectively. Accretion of the debt discount included in interest expense was $11,300 and $15,300 for the first quarters of 2005 and 2004, respectively.

10.	Commitments and Contingencies:

(a)	Kendall Mine Reclamation

The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company feels that it is crucial that reclamation proceed at Kendall without further delay and, therefore, disagrees with the agency decision, and is presently evaluating its course of action with regard to the DEQ’s decision. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has $1,954,400 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and is in discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety. In April 2004, the Company ceased active mining at Briggs and commenced reclamation activities.

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

On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed the use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $12,691,500 undeveloped mineral claims and leases as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system.

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

On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, cancelled the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. The carrying value of the McDonald Gold Project as of March 31, 2005 was $12,691,500.

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

In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company has vigorously defended this lawsuit and intends to continue to do so. In view of the inherent uncertainties of lawsuits of this nature, we are unable to make a judgment concerning our likelihood of success in, or the outcome of, this matter.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of March 31, 2005.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies, continued:

In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties for violations dating back to September 1988. A court date has not yet been scheduled for trial of this case. The Company will vigorously defend this action. In view of the inherent uncertainties of lawsuits of this nature, we are unable to make a judgment concerning our likelihood of success in, or the outcome of, this matter.

(g)	Hycroft Mine

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

11.	Derivative Instruments and Price Protection Arrangements:

     The Company did not have any forward contracts or similar derivative instruments during the first quarter of 2005. All gold sales were on a spot basis. During the first three months of 2004, the Company delivered gold against a forward contract that existed at December 31, 2003 (3,820 ounces at an average price of approximately $377 per ounce) which resulted in a gain of $147,200. This gain is shown as a separate line item in the other income (expense) section in the Statement of Operations.

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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Asset Retirement Obligations:

     The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or recently producing mineral properties.

     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2004	$6,238,900
Settlement of liabilities	(381,200)
Accretion expense	33,500

Balance, March 31, 2005	5,891,200
Current portion	2,007,700

Non current portion	$3,883,500

14.	Recently Issued Financial Accounting Standards:

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

     At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29". This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 had no material impact on our financial position, net earnings or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment". This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation", and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123(R) revised 2004 will have on our financial position, net earnings or cash flows.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Recently Issued Financial Accounting Standards, continued:

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

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

Overview

     The Company’s financial condition and liquidity improved from December 31, 2004 to March 31, 2005, primarily due to an equity financing which resulted in proceeds of $3.1 million. This inflow allowed the Company to absorb negative operating cash flow of $0.6 million and repay debt obligations of $0.9 million. The Company ended the quarter with $6.2 million of cash and cash equivalents.

     Revenues declined 42% from the prior year three month period, due to declining production levels as a result of no new ore added to the leach pad. Improving spot gold prices resulted in price realizations of $424 per ounce during the first three months of 2005, as compared to $383 per ounce in the first three months of 2004. Overall, the Company’s results of operations reflect a lower net loss in 2005 as the Briggs Mine has gone from a production phase in the first three months of 2004 to a reclamation phase in the first three months of 2005. Therefore, costs such as salaries, benefits and cyanide consumption have been reduced in 2005 resulting in a lower unit cost. In addition, the prior period included $1.3 million of compensation expense related to variable plan accounting for the Company’s stock option plans. Effective July 1, 2004, the Company changed from variable plan accounting to fixed plan accounting for stock options.

     On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system. (See “Other Matters — McDonald Gold Project — Anti-Mining Initiative”).

     During the first quarter of 2005, the Company commenced its due diligence efforts in connection with an option to purchase the Hycroft Mine in Nevada, spending $77,000 of an aggregate commitment of $500,000.

Critical Accounting Policies and Estimates

     The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; valuation of equity instruments; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Users of financial information produced for interim periods are encouraged to refer to the Company’s accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in its Annual Report on Form 10-K.

Results of Operations

     The Company recorded a net loss of $2.3 million, or $0.08 per share, on revenues of $1.0 million for the three months ended March 31, 2005. For the comparable period of 2004, the Company recorded a net loss of $3.9 million, or $0.15 per share, on revenues of $1.7 million.

     For the three months ended March 31, 2005, the Company sold 2,365 ounces of gold and at an average price of $424 per equivalent gold ounce. For the comparable period of 2004, the Company sold 4,540 ounces of gold at an average realized price of $383 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $428 and $409 per ounce for the three months ended March 31, 2005 and 2004, respectively.

     The following table summaries the Company’s gold deliveries and revenues for the three months ended March 31, 2005 and comparable period for 2004:

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Ounce	$000s	Ounces	Ounce	$000s
Deliveries
Forwards	—	$—	$—	3,820	$377	$1,442
Spot sales	2,365	$424	1,002	720	$410	295

	2,365	$424	$1,002	4,540	$383	$1,737

     Cost of sales was $1.1 million for the three months ended March 31, 2005, as compared to $2.4 million in the prior period. These amounts include write downs of inventory at the Briggs Mine to net realizable value of $128,200 and $552,300 for the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005, the Company has estimated approximately 4,834 ounces of gold will be recovered from the leach pad.

     Depreciation, depletion and amortization was lower in the current period due to lower production at the Briggs Mine as it moved from a production phase to a reclamation phase.

     Selling, general and administrative costs were lower for the period ending March 31, 2005 than the comparable period in 2004 due to no compensation expense recorded under the Company stock option plans.

     Debenture conversion expense in the period ending March 31, 2005 was due to $675,000 of debentures that converted to stock and warrants at an induced conversion price that was lower than the stated price.

Liquidity & Capital Resources

     For the three months ended March 31, 2005, operating activities used approximately $0.6 million of cash and financing activities provided $2.2 million of cash from the March 15, 2005 financing of $3.1 million and repayment of debentures of $0.9 million, resulting in a net increase in cash of $1.6 million. Cash and cash equivalents at March 31, 2005 was $6.2 million.

     During the first three months of 2005, the Company (i) raised $3.1 million through the sale of units consisting of 4,366,734 shares of common stock and 2,183,367 warrants at a price of $0.721 per unit and paid matured debentures in the amount of $924,000.

Outlook

Summary

     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations and cash raised from financing activities, even though there has been negative cash flow from operations for the three months ended March 31, 2005.

     However, should the Company exercise its option on the Hycroft Mine, additional funding will be required for i) the $4 million cash portion of the acquisition cost, and ii) estimated additional $25 million for restarting the mine including waste stripping and other development costs. We do not have the capital resources sufficient to reopen and operate the Hycroft Mine. In order to do so we will need to seek funding from outside sources including equity, debt, or both.

     The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2005, which is currently the only internal source of cash flow. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should an alternate technology be developed to treat the McDonald or Seven-Up Pete deposits, significant capital would be necessary to resume permitting and ultimately develop the McDonald Gold Project. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Operations

     Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be actively leached through April 2005 and rinsed through March 2006. Reclamation of the waste dumps commenced in the second quarter of 2004 and will continue through 2005, at a cost of approximately $1.7 million. The Briggs Mine is expected to produce approximately 7,500 ounces of gold in 2005.

     The Company expects to spend approximately $0.3 million on closure activities on the Kendall Mine reclamation during 2005.

     Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2005.

Financing

     On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered. Aggregate proceeds of approximately $2.7 million would be realized and unregistered shares would be delivered on exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholder’s Equity.

     At March 31, 2005, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 2,199,600 shares of common stock at a price of $2.16 per share through December 1, 2005 and ii) warrants to purchase 2,651,500 shares of common stock at a price of $1.03 per share through March 14, 2008. Aggregate proceeds of approximately $7.5 million would be realized on exercise of these warrants.

     In March 2005, $924,000 of the Company’s 6% convertible debentures was repaid, $675,000 was converted into stock, and $825,000 of the remaining debentures were extended to March 2011. The remaining principal is convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of March 2005 was $0.72 per share.

Contractual Obligations

     The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations	$825,000	$—	$—	$—	$825,000
Capital lease obligations	28,900	28,900	—	—	—
Operating lease obligations	189,900	80,000	109,900	—	—
Asset retirement obligations	5,891,200	2,007,700	3,883,500	—	—
Total	$6,935,000	$2,116,600	$3,993,400	$—	$825,000

Other Matters

McDonald Gold Project — Anti-Mining Initiative

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

     On March 2, 2004, a local citizens group (Miners, Merchants and Montanans for Jobs and Economic Opportunity, FOR I-147), filed the language of a new initiative, I-147, to be placed before the voters of Montana at the November 2, 2004 ballot which, if enacted, would have allowed use of cyanide leaching in open-pit gold mines with specific, rigorous engineering practices and environmental safeguards. On July 14, 2004, the official certification for the ballot was announced by the Secretary of State. On November 2, 2004, I-147, the ballot initiative that would have allowed the use of cyanide in processing gold and silver ores from new open-pit mines, was defeated by Montana voters by a 58% to 42% vote. The defeat of I-147 does not result in an impairment to be taken against the $12.7 million undeveloped mineral claims and leases assets as their carrying value is considered recoverable through development of the property or settlement with the state. As a result of this vote, the Seven-Up Pete Venture plans to re-investigate alternate technologies of gold mining and recovery of its gold deposits near Lincoln, Montana. In addition, the Company will continue to pursue its lawsuits against the State of Montana regarding the enactment of I-137 in state court and, if necessary, the federal court system.

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

McDonald Gold Project — State Leases

     On September 24, 1998, the Montana Department of Natural Resources (DNRC), the entity that administers state mineral leases, cancelled the permitting extension of the 10-year lease term of the state leases that pertain to the McDonald Gold Project which would require the Company, after a period of approximately seventeen months, to commence paying a delay rental of $150,000 per month in order to maintain the leases. In February 2000, pursuant to its September 1998 decision, the DNRC determined that the primary terms of the mineral leases had expired. The Company appealed the action of the DNRC in an administrative hearing process and the DNRC Hearing Examiner affirmed the DNRC action. It is the Company’s position that the permitting process has been interrupted by the threat and passage of I-137 and, thus, the permit extension is continued until the governmental impediment is resolved. As part of the I-137 lawsuit filed in April 2000 against the State of Montana, the Company asked the court to review and invalidate the DNRC’s action, however, the court, in its December 9, 2002 order as described in the preceding paragraph, denied the Company’s petition for judicial review. On January 14, 2003, the Company filed an appeal with the Montana State Supreme Court. Oral arguments were heard by the Montana State Supreme Court on October 28, 2003. The Company expects a ruling during 2005.

     The Company believes the state leases are still in effect. However the Company does not have the legal right to use cyanide extraction technology for an open pit mine.

Kendall Mine

     Lawsuit and Preliminary Injunction

     In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company will vigorously defend this action. In view of the inherent uncertainties of lawsuits of this nature, we are unable to make a judgment concerning our likelihood of success in, or the outcome of, this matter.

     In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of March 31, 2005.

     Lawsuit Alleging Violations of the Federal Pollution Control Act

     In May 2004, the Company became aware of a suit filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Complaint was filed by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. and seeks declaratory judgment, injunctive relief, remediation and the imposition of civil penalties. A court date has not been scheduled for trial of this case. The Company will vigorously defend this action. In view of the inherent uncertainties of lawsuits of this nature, we are unable to make a judgment concerning our likelihood of success in, or the outcome of, this matter.

Environmental Regulation

     In 1995, the Montana State Legislature passed legislation which streamlined the permitting process of new industrial projects by reorganizing the several state agencies that had jurisdiction over environmental permitting into one new central agency, the Department of Environmental Quality (DEQ). This agency is responsible for acting on an application for a Hard Rock Mining Operating Permit in connection with a Plan of Operations filed by the Seven-Up Pete Joint Venture for the McDonald Gold Project. This permit, as well as several other local, state and federal permits, including a joint state and federal Environmental Impact Statement (EIS), will be required before permits can be issued. There are no assurances that all permits will be issued nor that, in the event they are issued, such issuances will be timely, nor that conditions contained in the permits will not be so onerous as to preclude construction and operation of the project. Moreover, with the passage of I-137 in November 1998, the Company cannot presently proceed with permitting and development of the McDonald Gold Project using open pit mining in combination with cyanide recovery.

     The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). As of March 31, 2005, the Company has $1,954,400 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.

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

Gold Prices, Price Protection Arrangements, and Associated Risks

     The Company’s revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company’s price protection strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore, has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations. As of March 31, 2005, the Company has no outstanding loan facilities and all sales are done on a spot price basis.

Recently Issued Accounting Standards

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after

December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

     At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

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

     In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment". This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company has not yet determined whether the effects of the adoption of SFAS No. 123(R) revised 2004 will have a material impact on our financial position, net earnings or cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

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

Interest Rates

     At March 31, 2005, the Company’s debt was approximately $0.8 million which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.

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

     In connection with previously identified internal control weaknesses more fully disclosed below, the Company has modified its disclosure controls and procedures to confirm that the financial information and related disclosures fairly presents its operating results and financial condition for the periods presented. The Company’s principal executive and financial officers have concluded that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this first quarter report on Form 10-Q for the three months ended March 31, 2005, are effective based on the evaluation of these controls and procedures.

Changes in Internal Control Over Financial Reporting

     As previously disclosed in the Company’s Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, management concluded that its internal control over financial reporting was not effective as of the end of the period covered by the report, because of the following identified material weaknesses:

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

of payment, no transactions occurred since that time to allow testing of the Company’s remediation efforts relating to this control deficiency as of March 31, 2005.

Lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions

•	During the second quarter of 2004, the Company determined that its model used for impairment testing of the Briggs Mine was incorrect, insofar as the revenue stream included ounces recovered from the leach pad. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As the Briggs Mine is the Company’s only producing asset, and no in-ground reserves existed at March 31, 2005, the Company has been unable to test its remediation efforts relating to this control deficiency as of March 31, 2005.

•	Also during the second quarter of 2004, the Company determined that its accounting for a 2003 private placement of convertible debentures was incorrect. Specifically, a beneficial conversion feature and related amortization expense should have been recognized for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As no transactions of a similar complexity occurred subsequent to this private placement, the Company has been unable to test its remediation efforts relating to this control deficiency as of March 31, 2005.

     During the period ended March 31, 2005, the Company has undertaken the following changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting to address the material weaknesses and strengthen its internal control over financial reporting:

•	Increased involvement in the review and analysis by senior management of the Company’s financial statements.

•	Added more rigorous policies and procedures regarding the review and approval process for complex calculations and transactions.

•	Engaged outside consultants with accounting expertise regarding unusual and complex transactions.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered. Any warrants exercised will be issued unregistered shares.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibits, as required by Item 601 of Regulation S-K, are listed on pages 28-29. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.1.2	Change of Control Agreement executed May 3, 2005, between the Company and James K. B. Hesketh (9)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (10)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (12)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (13)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (14)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (15)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (10)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (16)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (12)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (17)

14.1	Code of Business Conduct and Ethics (18)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (19)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibit 10.1.2 is incorporated by reference from Exhibit 10.1.2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.

(10)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(11)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(12)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(13)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(15)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(16)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(17)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(18)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(19)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: May 10, 2005	/s/ Richard H. DeVoto
Richard H. DeVoto
Chief Executive Officer

Date: May 10, 2005	/s/ Gary C. Huber
Gary C. Huber
Vice President-Finance

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)

3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)

3.2	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Specimen Warrant Certificate (5)

4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)

4.5	Specimen Debenture (7)

10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)

10.1.2	Change of Control Agreement executed May 3, 2005, between the Company and James K. B. Hesketh (9)

10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (10)

10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)

10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)

10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (12)

10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (13)

10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (14)

10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (15)

10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (10)

10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (16)

10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (12)

10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (17)

14.1	Code of Business Conduct and Ethics (18)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (19)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.

(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.

(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Exhibit 10.1.2 is incorporated by reference from Exhibit 10.1.2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.

(10)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(11)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(12)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(13)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(15)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(16)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.

(17)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.

(18)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.

(19)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.