Form 10-Q
period 2005-06-30
CANYON RESOURCES CORP
filed 2005-08-05
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number 1-11887
CANYON RESOURCES CORPORATION
(a Delaware Corporation)
I.R.S. Employer Identification Number 84-0800747
14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,510,526 shares of the Company’s Common Stock were outstanding as of August 1, 2005.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three and Six Months ended June 30, 2005

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
     These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2004.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$5,086,000	$4,638,300
Restricted cash	274,800	274,800
Accounts receivable	420,600	769,000
Metal inventories	674,600	1,906,400
Prepaid and other assets	69,100	153,400

Total current assets	6,525,100	7,741,900

Property and equipment, at cost
Mineral claims and leases	5,175,000	—
Producing properties	6,443,500	6,443,500
Other	639,000	643,100

	12,257,500	7,086,600
Accumulated depreciation, depletion, and amortization	(7,886,800)	(5,667,700)

Net property and equipment	4,370,700	1,418,900

Undeveloped mineral claims and leases, net	—	13,359,500
Restricted cash	2,870,100	2,847,300
Other assets	246,300	247,400

Total Assets	$14,012,200	$25,615,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$568,400	$446,300
Notes payable – current	—	2,412,700
Capital leases – current	24,900	32,900
Asset retirement obligations	2,209,100	2,007,700
Payroll liabilities	227,200	273,800
Other current liabilities	57,200	106,400

Total current liabilities	3,086,800	5,279,800

Notes payable – long term	825,000	—
Asset retirement obligations	3,057,300	4,231,200

Total liabilities	6,969,100	9,511,000

Commitments and contingencies (Note 12)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 34,510,500 at June 30, 2005, and 29,207,600 at December 31, 2004	345,100	292,100
Capital in excess of par value	131,779,300	127,608,200
Retained deficit	(125,081,300)	(111,796,300)

Total Stockholders’ Equity	7,043,100	16,104,000

Total Liabilities and Stockholders’ Equity	$14,012,200	$25,615,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUE

Sales	$1,137,200	$5,826,400	$2,139,400	$7,563,900

EXPENSES
Cost of sales (exclusive of depreciation, depletion and amortization)	837,800	4,087,800	1,968,000	6,442,900
Depreciation, depletion and amortization	704,700	2,425,700	1,614,600	3,528,300
Selling, general and administrative	625,000	468,100	1,233,500	2,466,400
Exploration and development costs	718,600	80,100	889,900	294,500
Impairment of mineral claims and leases	9,242,100	—	9,242,100	—
Accretion expense	33,500	43,300	67,000	86,600
Asset retirement obligation	—	935,200	—	935,200
Debenture conversion expense	—	—	448,200	—
Loss on asset disposals	2,700	800	2,700	800

	12,164,400	8,041,000	15,466,000	13,754,700

OTHER INCOME (EXPENSE)
Interest income	41,900	25,300	74,600	40,800
Interest expense	(12,900)	(62,400)	(54,100)	(136,400)
Gain on derivative instruments	—	—	—	147,200
Other	21,100	(151,000)	21,100	(140,000)

	50,100	(188,100)	41,600	(88,400)

Net loss	$(10,977,100)	$(2,402,700)	$(13,285,000)	$(6,279,200)

Basic and diluted net loss per share	$(0.32)	$(0.09)	$(0.41)	$(0.23)

Basic and diluted weighted average shares outstanding	34,510,500	27,985,900	32,401,100	27,181,900

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(13,285,000)	$(6,279,200)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,614,600	3,528,300
Amortization of beneficial conversion feature	11,300	31,000
Debenture conversion expense	448,200	—
Inventory impairment	143,100	964,100
Impairment of mineral claims and leases	9,242,100	—
Loss on asset dispositions	2,700	800
Gain on derivative instruments	—	(147,200)
Non-cash compensation expense	—	497,200
Provision for asset retirement obligations	—	935,200
Interest accretion	67,000	86,600
Write off prepaid auction expenses	—	151,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	348,400	95,100
Decrease in inventories	673,300	323,000
Decrease in prepaid and other assets	85,400	90,200
Increase (decrease) in accounts payable and other current liabilities	26,300	(1,345,500)
Decrease in asset retirement obligations	(1,039,500)	(910,100)
(Increase) decrease in restricted cash	(22,800)	25,600

Total adjustments	11,600,100	4,325,300

Net cash used in operating activities	(1,684,900)	(1,953,900)

Cash flows from investing activities:
Purchases and development of property and equipment	(36,300)	(381,200)
Proceeds from asset sales	—	(800)

Net cash used in investing activities	(36,300)	(382,000)

Cash flows from financing activities:
Issuance of common stock and warrants	3,100,900	8,341,000
Payments on debt	(924,000)	(1,037,400)
Payments on capital lease obligations	(8,000)	(8,900)

Net cash provided by financing activities	2,168,900	7,294,700

Net increase in cash and cash equivalents	447,700	4,958,800
Cash and cash equivalents, beginning of year	4,638,300	4,139,800

Cash and cash equivalents, end of period	$5,086,000	$9,098,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)
Supplemental disclosures of cash flow information:
1.	The Company paid $142,800 of interest during the first six months of 2005, and $105,400 during the corresponding period of 2004.
2.	The Company paid no income taxes during the first six months of 2005 nor the corresponding period of 2004.
Supplemental schedule of noncash investing and financing activities:
1.	During the first six months of 2005, debenture holders representing $675,000 of principal converted to common shares and warrants at a lower price than the original conversion price, resulting in a conversion expense of $448,200.
2.	The Company issued 81,800 shares of common stock with a fair market value of $129,600 to an employee as compensation for services during the first six months of 2004.
3.	Non-cash stock compensation for the Company’s stock option plans under variable plan accounting was $367,600 during the first six months of 2004.
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity
Balances, January 1, 2005	29,207,600	$292,100	$127,608,200	$(111,796,300)	$16,104,000

Stock issued for cash, net of issuance costs of $47,500	4,366,700	43,700	3,057,200	—	3,100,900
Debentures converted into stock	936,200	9,300	665,700	—	675,000
Debenture conversion expense	—	—	448,200	—	448,200
Comprehensive loss
Net loss				(13,285,000)	(13,285,000)
Other comprehensive loss	—	—	—	—	—

Comprehensive loss				(13,285,000)	(13,285,000)

Balances, June 30, 2005	34,510,500	$345,100	$131,779,300	$(125,081,300)	$7,043,100

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
3. Stock Based Compensation:
     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders through June 30, 2004, to exercise options by surrendering shares underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options were accounted for using variable plan accounting for the prior periods. As a result, while no compensation cost was recognized at the grant date, as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture resulted in a change in the measure of compensation cost for the award being recognized.
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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Stock Based Compensation, continued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,977,100)	$(2,402,700)	$(13,285,000)	$(6,279,200)
Add: compensation expense (credit) determined under variable plan accounting	—	(892,100)	—	367,600
Deduct: compensation expense determined under fair value based method	(70,000)	(14,500)	(158,500)	(30,700)

Pro forma net loss	$(11,047,100)	$(3,309,300)	$(13,443,500)	$(5,942,300)

Basic and diluted loss per share
• As reported	$(0.32)	$(0.09)	$(0.41)	$(0.23)
• Pro forma	$(0.32)	$(0.12)	$(0.42)	$(0.22)
4. Earnings per Share (EPS):
     The Company computes EPS by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. For the three months ended June 30, 2005 and 2004, common stock equivalents that were not included in the computation of diluted EPS were 7,027,100 and 6,326,800, respectively. Common stock equivalents for the six months ended June 30, 2005 and 2004 that were not included in the computation of diluted EPS were 6,370,200 and 6,535,600, respectively.
5. Equity
     On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered, however, the participants in the financing have S-3 registration rights upon the Company becoming eligible to use such registration statement. To the extent that any warrants are exercised prior to registration of the underlying shares, the Company will deliver unregistered shares to the warrant holders. Aggregate proceeds of approximately $2.7 million would be realized upon exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Restricted Cash:
     Restricted cash consisted of the following at:

	June 30,	December 31,
	2005	2004
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	154,000	152,400
Kendall Mine reclamation (c)	1,967,100	1,945,900
McDonald Gold Project cash reclamation bond (d)	500,000	500,000
Net proceeds from property sales (e)	274,800	274,800

	3,144,900	3,122,100
Current portion	274,800	274,800

Noncurrent portion	$2,870,100	$2,847,300

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2005, and at the bank’s option, may be renewed for successive one-year periods.
(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.
(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 12(a))
(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.
(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 12(e)).
7. Inventories:
     Metal inventories consisted of the following at:

	June 30, 2005	December 31, 2004
Broken ore under leach	$589,500	$1,805,700
Doré	85,100	100,700

	$674,600	$1,906,400

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $14,900 and $411,800 during the second quarters of 2005 and 2004, and $143,100 and $964,100 for the first six months of 2005 and 2004, respectively. These write downs were due to a combination of high operating costs and lower production.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Undeveloped Mineral Claims and Leases:
     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	June 30, 2005			December 31, 2004
	McDonald	Seven-Up	Total	McDonald	Seven-Up	Total
		Pete			Pete
Gross carrying value	$16,200,200	$5,175,000	$21,375,200	$16,200,200	$5,175,000	$21,375,200
Accumulated amortization (1)	(6,958,100)	(2,210,200)	(9,168,300)	(6,075,000)	(1,940,700)	(8,015,700)
Impairment (2)	(9,242,100)	—	(9,242,100)	—	—	—
Reclassification (3)	—	(2,964,800)	(2,964,800)	—	—	—

Net book value	—	—	—	$10,125,200	$3,234,300	$13,359,500

(1)	Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties were being amortized over eight years with no residual value. (See the following footnotes).
(2)	On June 8, 2005, the Montana Supreme Court i) upheld the anti-cyanide initiative, I-137, ii) affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of the Company’s mineral leases with the State of Montana, and iii) denied the Company’s takings compensation claim. Accordingly, the Company wrote off its carrying value for the McDonald mineral leases during the second quarter of 2005. (See Note 9).
(3)	During the second quarter of 2005, the Company determined that the Seven-Up Pete property may have the potential to be economically developed using non-cyanide technologies. Consistent with the provisions of EITF 04-02, the Company has i) re-characterized the underlying mineral leases as tangible from intangible; ii) re-classified their carrying value to a separate component of property and equipment on the Company’s consolidated balance sheet; and iii) ceased amortizing their carrying value with effect as of June 1, 2005. Prior period carrying values have not been re-classified on the Company’s consolidated balance sheet because development of the property using cyanide technology was uncertain at the time of adoption of EITF 04-02 due to the pending litigation of matters relating to the anti-cyanide initiative, I-137.
9. Impairment of Undeveloped Mineral Claims and Leases
     The Company tests for impairment of its long-lived assets when changes in events or circumstances occur in accordance with the recognition and measurement provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. During the second quarter of 2005, in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company has written off their carrying value of $9,242,100. Because the Company believed it held valid mineral leases prior to the Montana Supreme Court decision, the carrying value of the leases had previously been assessed for impairment using a probability weighted approach for potential property development. The Seven-Up Pete lands, owned directly by the Company or leased with private parties, were not affected by the Montana Supreme Court decision.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Notes Payable:
     Notes payable consisted of the following at:

	June 30, 2005	December 31, 2004
Debentures (a)	$825,000	$2,424,000
- discount	—	(11,300)

	825,000	2,412,700
Current portion	—	2,412,700

Notes payable — Noncurrent	$825,000	$—

(a)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time, at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of the debt using the effective interest method. The discount was fully accreted as of February 28, 2005. The Company’s stock price at the end of June 2005 was $0.69.
In March 2005, $924,000 of principal was repaid, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011. The debenture holders that converted were given terms of $0.721 per unit consisting of one share of common stock and 0.5 warrant. The total number of shares issued for conversion to common stock was 936,200. The number of shares issued was determined by dividing $675,000 by $0.721 per unit.
Interest expense for the debentures was approximately $12,300 and $55,700 for second quarters of 2005 and 2004, and $41,600 and $111,000 for the first six months of 2005 and 2004, respectively.

The Company had no accretion of debt discount for the second quarter of 2005. Accretion of the debt discount included in interest expense was $15,300 for the second quarter of 2004, and $11,300 and $31,000 for the first six months of 2005 and 2004, respectively.
11. Asset Retirement Obligations:
     The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or recently producing mineral properties.
     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Asset Retirement Obligations, continued:

Balance, December 31, 2004	$6,238,900
Settlement of liabilities	(1,039,500)
Accretion expense	67,000

Balance, June 30, 2005	5,266,400
Current portion	2,209,100

Non current portion	$3,057,300

12. Commitments and Contingencies:
(a)	Kendall Mine Reclamation
The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation activities. The Company is proposing to the DEQ that it will implement all reclamation measures that are not under review in the EIS process. The Company’s estimate to achieve mine closure could be impacted by the outcome of the DEQ’s decision following an EIS. The Company has $1,967,100 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.
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

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies, continued:
The Company made an initial payment of $5 million and is required to make a final payment of one-third of any proceeds received from any potential takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5 million as additions to mining claims and leases. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.
(d)	Anti-Cyanide Initiative (I-137)
In November 1998, the Montana electorate passed an anti-cyanide initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court seeking to have I-137 declared unconstitutional, or alternatively, to obtain a “takings” or damage award for the lost value of the SPV’s mineral properties. The SPV’s federal takings claims were stayed pending exhaustion of remedies available to it at the state level. Through a series of court decisions, most recently with a Montana State Supreme Court decision on June 8, 2005, the provisions of I-137 were upheld and the SPV was denied its takings compensation claim. On July 19, 2005, the SPV, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim.
(e)	Kendall Mine Lawsuits
In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company has vigorously defended this lawsuit and intends to continue to do so. In view of the inherent uncertainties of lawsuits of this nature, the Company is unable to make a judgment concerning the likelihood of success in, or the outcome of, this matter.
In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of June 30, 2005.
In March 2004, a claim was filed in Montana District Court by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. (Plaintiffs) against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Plaintiffs sought declaratory judgment, injunctive relief, remediation and the imposition of civil penalties for violations dating back to September 1988. On July 14, 2005, the Plaintiffs filed a Motion to Dismiss the complaint without prejudice. On July 21, 2005, the Company filed a brief in response to the Motion to Dismiss asking the Court’s discretion in ordering that the claim be dismissed with prejudice, or alternatively, that the Company be entitled to its reasonable attorney’s fees with respect to the initial claim or any subsequent lawsuit alleging similar claims.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Derivative Instruments and Price Protection Arrangements:
     The Company did not have any forward contracts or similar derivative instruments during the second quarter of 2005. All gold sales were on a spot basis. During the first six months of 2004, the Company delivered gold against a forward contract that existed at December 31, 2003 (3,820 ounces at an average price of approximately $377 per ounce) which resulted in a gain of $147,200. This gain is shown as a separate line item in the other income (expense) section in the Statement of Operations.
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
15. Recently Issued Financial Accounting Standards:
          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company is currently determining the impact of SFAS No. 154 on its financial reporting and disclosures.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.
     At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation on this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Recently Issued Financial Accounting Standards, continued:
     In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123(R) revised 2004 will have on its financial position, net earnings or cash flows.
16. Subsequent Event:
     On August 4, 2005, the Company elected not to exercise its option to purchase the Hycroft Mine in Nevada with Vista Gold Corp. During the preceding six months, the Company spent approximately $0.6 million on exploration and development drilling and mine engineering in evaluating the property for potential re-start.

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
Overview
          The Company’s financial condition and liquidity improved from December 31, 2004 to June 30, 2005, primarily due to an equity financing which resulted in proceeds of $3.1 million. This inflow allowed the Company to absorb negative operating cash flow of $1.7 million, and repay debt obligation of $0.9 million. The Company ended the quarter with $5.1 million of cash and cash equivalents.
          Revenues for the second quarter declined 81% from the prior year three month period, due to declining production levels as a result of no new ore added to the Briggs Mine leach pad. Improving spot gold prices resulted in price realizations of $436 per ounce during the second quarter of 2005 as compared to $394 per ounce in the second quarter of 2004. The Company’s results of operations reflect a higher net loss in the current quarter as the Company wrote-off its carrying value of $9.2 million for the McDonald Gold Project as a result of a June 8, 2005 Montana Supreme Court decision. (See discussion in following paragraph). Except for the McDonald write-off, the Company’s results of operations reflect a lower net loss in 2005 as the Briggs Mine has gone from a production phase in 2004 to a reclamation phase in 2005. Therefore, costs such as salaries, benefits and cyanide consumption have been reduced in 2005 resulting in a lower unit cost.
          On June 8, 2005, the Montana Supreme Court upheld the anti-cyanide initiative, I-137, affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of the Company’s mineral leases with the State of Montana, and denied the Company’s takings compensation claim. On July 19, 2005, the Company, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim, which had been stayed pending exhaustion of remedies at the state level.
          On August 4, 2005, the Company elected not to exercise its option to purchase the Hycroft Mine in Nevada with Vista Gold Corp. During the preceding six months, the Company spent approximately $0.6 million on exploration and development drilling and mine engineering in evaluating the property for potential re-start.
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
Results of Operations
          The Company recorded a net loss of $11.0 million, or $0.32 per share, on revenues of $1.1 million for the second quarter of 2005. For the six months ended June 30, 2005, the Company recorded a net loss of $13.3 million, or $0.41 per share, on revenues of $2.1 million. This compares to a net loss of $2.4 million, or $0.09 per share, on revenues of $5.8 million for the second quarter of 2004 and a net loss of $6.3 million, or $0.23 per share, on revenues of $7.6 million during the first six months of 2004.
          For the three months ended June 30, 2005, the Company sold 2,607 ounces of gold and 1,608 ounces of silver at an average price of $436 per equivalent gold ounce. For the comparable period of 2004, the Company sold 14,805 ounces of gold at an average price of $394 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $428 and $393 per ounce for the three months ended June 30, 2005 and 2004, respectively.
          The following table summarizes the Company’s gold deliveries and revenues for the three months ended June 30, 2005 and the comparable period for 2004:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries Spot Sales	2,607	$432	$1,126	14,805	$394	$5,826

	2,607	$432	1,126	14,805	$394	5,826
Other transactions Silver proceeds	—	—	11	—	—	—

	2,607	$436	$1,137	14,805	$394	$5,826
          For the six months ended June 30, 2005, the Company sold 4,972 ounces of gold and 1,608 ounces of silver at an average realized price of $430 per equivalent gold ounce. For the comparable period of 2004, the Company sold 19,345 ounces of gold and 2,200 ounces of silver at an average realized price of $391 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $428 and $401 per ounce for the six months ended June 30, 2005 and 2004, respectively.

          The following table summarizes the Company’s gold deliveries and revenues for the six months ended June 30, 2005 and the comparable period for 2004:

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries Forwards	—	$—	$—	3,820	$377	$1,442
Spot Sales	4,972	$428	2,128	15,525	$393	6,108

	4,972	$428	2,128	19,345	$390	7,550
Other transactions Silver proceeds	—	—	11	—	—	14

	4,972	$430	$2,139	19,345	$391	$7,564
          Cost of sales was $0.8 million for the three months ended June 30, 2005, as compared to $4.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of sales was $2.0 million as compared to $6.4 million in the prior period. For the three and six months ended June 30, 2005, cost of sales includes write downs of inventory to net realizable value of $0.015 million and $0.1 million, respectively. For the three and six months ended June 30, 2004, cost of sales includes write downs of inventory to net realizable value of $0.4 million and $1.0 million, respectively.
          Depreciation, depletion and amortization was lower in the current period due to lower production at the Briggs Mine as it moved from a production phase to a reclamation phase.
          Selling, general and administrative expense was approximately $0.16 million higher for the three months ended June 30, 2005, as compared to the same period ended June 30, 2004, as the prior period included a compensation credit recorded under the Company’s stock option plans ($0.82 million) which was partially offset by no I-147 campaign funding in Montana ($0.66 million). For the six months ended June 30, 2005, selling, general and administrative expense was approximately $1.2 million lower than the prior period, due primarily to no compensation expense recorded under the Company stock option plans ($0.3 million) and no I-147 campaign funding in Montana ($0.9 million).
          During the second quarter of 2004, the Company modified its reclamation plan at the Kendall Mine site and revised the estimate to achieve mine closure, which resulted in a charge of $0.9 million.
          Debenture conversion expense in the period ending June 30, 2005 was due to $675,000 of debentures that converted to stock and warrants at an induced conversion price that was lower than the stated price.
          During the second quarter of 2004, the Company decided not to proceed with certain contemplated property sales. As a result, the Company wrote off certain expenses related to these property sales of $0.151 million to other expense.
          No gains on forward gold contracts were recorded during the six months ended June 30, 2005. During the six months ended June 30, 2004, the Company recorded gains on forward gold contracts of approximately $0.1 million. The Company is currently unhedged and does not anticipate that any further price protection arrangements will be entered into on the remaining Briggs production.

Liquidity & Capital Resources
          For the six months ended June 30, 2005, operating activities used $1.7 million of cash and investing activities and financing activities provided $2.2 million, resulting in a net increase in cash of $0.5 million. Cash and cash equivalents at June 30, 2005 was $5.1 million.
          During the first six months of 2005, the Company (i) raised $3.1 million through the sale of units consisting of 4,366,734 shares of common stock and 2,183,367 warrants at a price of $0.721 per unit and paid matured debentures in the amount of $924,000.
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
Outlook
Summary
          The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash and cash flow from operations, even though there has been negative cash flow from operations for the six months ended June 30, 2005.
          The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2005, which is currently the only internal source of cash flow, although the Company is evaluating a potential exploration program at the site, which, if successful, could add to the life of the operation. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, provide a future source of funds for growth, as well as to continue its litigation efforts with respect to the McDonald Gold Project. Moreover, should the Company proceed with alternate technologies to develop the Seven-Up Pete deposit, significant capital would be necessary to permit and ultimately develop the reserves. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be adversely impacted.
Operations
          Active mining at the Briggs Mine was concluded in April 2004. Ore on the heap leach pad will be rinsed through March 2006. Reclamation of the waste dumps commenced in the second quarter of 2004 and will continue through 2005, at a cost of approximately $1.7 million. The Briggs Mine is expected to produce approximately 7,500 ounces of gold in 2005.
          The Company expects to spend approximately $0.3 million on closure activities at the Kendall Mine reclamation during 2005.
          Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.5 million in 2005.
          During the third quarter of 2005, the Company expects to spend approximately $0.3 million in land acquisition costs in connection with reactivating one of its historic uranium project areas in Wyoming. If the land acquisition activities are successful, the Company expects to increase its expenditures on uranium projects.

Financing
          On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and 0.5 warrant. The warrant has a three year term which cannot be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares obtained through the exercise of the warrants have not been registered, however, the participants in the financing have S-3 registration rights upon the Company becoming eligible to use such registration statement. To the extent that any warrants are exercised prior to registration of the underlying shares, the Company will deliver unregistered shares to the warrant holders. Aggregate proceeds of approximately $2.7 million would be realized upon exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.
          At June 30, 2005, the Company had outstanding warrants issued in connection with previous transactions as follows: i) warrants to purchase 2,199,600 shares of common stock at a price of $2.16 per share through December 1, 2005 and ii) warrants to purchase 2,651,500 shares of common stock at a price of $1.03 per share through March 14, 2008. Aggregate proceeds of approximately $7.5 million would be realized on exercise of these warrants.
          In March 2005, $924,000 of the Company’s 6% convertible debentures was repaid, $675,000 was converted into units consisting of common stock and warrants, and $825,000 of the remaining debentures were extended to March 2011. The remaining principal is convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of June 2005 was $0.69 per share.
Contractual Obligations
          The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations	$825,000	$—	$—	$—	$825,000
Capital lease obligations	24,900	24,900	—	—	—
Operating lease obligations	170,300	80,600	89,700	—	—
Asset retirement obligations	5,266,400	2,209,100	3,057,300	—	—

Total	$6,286,600	$2,314,600	$3,147,000	$—	$825,000
Other Matters
McDonald Gold Project – Anti-Cyanide Initiative
          In November 1998, the Montana electorate passed an anti-cyanide initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the State Legislature in April 1999, that bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the SPV’s mineral properties. The SPV’s federal takings claims were stayed pending exhaustion of remedies available to it at the state level. Through a series of court decisions, most recently with a Montana Supreme Court decision on June 8, 2005, the provisions of I-137 were upheld and the SPV was denied its takings compensation claim. On July 19, 2005, the SPV, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim.

Kendall Mine
          Lawsuit and Preliminary Injunction
          In October 2001, a Plaintiff group filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company has vigorously defended this lawsuit and intends to continue to do so. In view of the inherent uncertainties of lawsuits of this nature, the Company is unable to make a judgment concerning the likelihood of success in, or the outcome of, this matter.
          In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of June 30, 2005.
          Lawsuit Alleging Violations of the Federal Pollution Control Act
          In March 2004, a claim was filed in Montana District Court by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. (Plaintiffs), against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Plaintiffs sought declaratory judgment, injunctive relief, remediation and the imposition of civil penalties for violations dating back to September 1988. On July 14, 2005, the Plaintiffs filed a Motion to Dismiss the complaint without prejudice. On July 21, 2005, the Company filed a brief in response to the Motion to Dismiss asking the Court’s discretion in ordering that the claim be dismissed with prejudice, or alternatively, that the Company be entitled to its reasonable attorney’s fees with respect to the initial claim or any subsequent lawsuit alleging similar claims.
Environmental Regulation
          The Kendall Mine operates under permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. As of June 30, 2005, the Company has $1,967,100 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.
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

          On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation. The Company’s Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. Any new open pit developments on the Company’s properties outside the existing plan of operations area must comply with these regulations.
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
Gold Prices, Price Protection Arrangements, and Associated Risks
          The Company’s revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which the Company has no control. The Company’s price protection strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore, has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations. As of June 30, 2005, the Company has no outstanding loan facilities and all sales are done on a spot price basis.
Recently Issued Accounting Standards
          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company is currently determining the impact of SFAS No. 154 on the financial reporting and disclosures.

          In March 2005, FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.
          At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.
          In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company has not yet determined whether the effects of the adoption of SFAS No. 123(R) revised 2004 will have a material impact on our financial position, net earnings or cash flows.
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
Interest Rates
          At June 30, 2005, the Company’s debt was approximately $0.8 million which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.
Foreign Currency
          The price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. The Company conducts only a minor amount of exploration activity in foreign countries and has minimal foreign currency exposure.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act of 1934 is processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosures.
          In connection with previously identified internal control weaknesses more fully disclosed below, the Company has modified its disclosure controls and procedures to confirm that the financial information and related disclosures fairly presents its operating results and financial condition for the periods presented. The Company’s principal executive and accounting officers have concluded that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this second quarter report on Form 10-Q, are effective based on the evaluation of these controls and procedures.
     Changes in Internal Control Over Financial Reporting
          As previously disclosed in the Company’s Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, management concluded that its internal control over financial reporting was not effective as of the end of the period covered by the report, because of the following identified material weaknesses:
          Incorrect application of generally accepted accounting principles regarding equity compensation plans
•	During the first quarter of 2004, the Company determined that its stock option plans should have been recorded under variable plan accounting, as the plans allowed an option holder to pay for the exercise price using the share withholding method. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K. Although the Company subsequently amended its stock option plans and modified existing option agreements to no longer allow the share withholding method of payment, no transactions occurred since that time to allow testing of the Company’s remediation efforts relating to this control deficiency as of June 30, 2005.
Lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions
•	During the second quarter of 2004, the Company determined that its model used for impairment testing of the Briggs Mine was incorrect, insofar as the revenue stream included ounces recovered from the leach pad. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As the Briggs Mine is the Company’s only producing asset, and no in-ground reserves existed at June 30, 2005, the Company has been unable to test its remediation efforts relating to this control deficiency as of June 30, 2005.

•	Also during the second quarter of 2004, the Company determined that its accounting for a 2003 private placement of convertible debentures was incorrect. Specifically, a beneficial conversion feature and related amortization expense should have been recognized for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As no transactions of a similar complexity occurred subsequent to this private placement, the Company has been unable to test its remediation efforts relating to this control deficiency as of June 30, 2005.

          During the period ended June 30, 2005, the Company has undertaken the following changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting to address the material weaknesses and strengthen its internal control over financial reporting:
•	Increased involvement in the review and analysis by senior management of the Company’s financial statements.
•	Added more rigorous policies and procedures regarding the review and approval process for complex calculations and transactions.
•	Engaged outside consultants with accounting expertise regarding unusual and complex transactions.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
On June 8, 2005, the Montana Supreme Court upheld the anti-cyanide initiative, I-137, affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of the Company’s mineral leases with the State of Montana, and denied the Company’s takings compensation claim. On July 19, 2005, the Company, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim, which had been stayed pending exhaustion of remedies at the state level.
On July 14, 2005, the Montana Environmental Information Center Inc. and Earthworks/Mineral Policy Center, Inc. filed a Motion to Dismiss, without prejudice, their original complaint filed in March 2004 in Montana District Court against the Company, CR Kendall Corporation, and the Kendall Mine, which alleged violations of the Federal Pollution Control Act. On July 21, 2005, the Company filed a brief in response to the Motion to Dismiss asking the Court’s discretion in ordering that the claim be dismissed with prejudice, or alternatively, that the Company be entitled to its reasonable attorney’s fees with respect to the initial claim or any subsequent lawsuit alleging similar claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to Vote of Security Holders
On June 9, 2005, the Company held its Annual Meeting of Shareholders. The following items of business were voted upon by shareholders at the meeting.
Proposal I was the election of three Directors of the Company, James K. B. Hesketh, David K. Fagin, and Richard F. Mauro. The proposal electing Mr. Hesketh passed with votes of 28,370,080 shares “For” and 1,408,756 shares “Withheld”. The proposal electing Mr. Fagin passed with votes of 26,790,403 shares “For” and 2,988,433 shares “Withheld”. The proposal electing Mr. Mauro passed with votes of 26,789,164 shares “For” and 2,989,672 shares “Withheld”.
The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Richard H. De Voto, Gary C. Huber, Leland O. Erdahl, and Ronald D. Parker.
Proposal II was to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The proposal passed with votes of 28,131,603 shares “For”, 1,599,498 shares “Against”, and 47,735 shares “Abstained”.
Proposal III was to amend the Company’s Certificate of Incorporation to eliminate the provisions for the classification of the Board of Directors and thereby provide that each director stand for election to a term of one year, commencing at the annual meeting in 2006. The proposal passed with votes of 29,298,143 shares “For”, 425,642 shares “Against”, and 55,051 shares “Not Voted”.
Proposal IV was to approve the issuance, at the discretion of the Board of Directors, of up to 17 million shares of common stock for general corporate purposes, including the raising of capital in one or more equity financings or the acquisition of assets or entities in one or more transactions. The proposal passed with votes of 26,606,250 shares “For”, 3,063,315 shares “Against”, and 109,271 shares “Abstained”.

Proposal V was to ratify the Audit Committee’s appointment of Ehrhardt Keefe Steiner & Hottman P.C. as the Company’s independent auditors for 2005. The proposal passed with votes of 29,537,742 shares “For”, 163,838 shares “Against”, and 77,256 shares “Abstained”.

Item 5.	Other Information	None

Item 6.	Exhibits
Exhibits as required by Item 601 of Regulation S-K, are listed on pages 28 and 29. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Exhibit List

NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.1.2	Change of Control Agreement executed May 3, 2005, between the Company and James K. B. Hesketh (9)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (10)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (12)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (13)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (14)
10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (15)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (10)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (16)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (12)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (17)
14.1	Code of Business Conduct and Ethics (18)
16.1	Letter regarding Changes in Registrant’s Certifying Accountants (19)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     • Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.
(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.
(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.
(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.
(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.
(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(9)	Exhibit 10.1.2 is incorporated by reference from Exhibit 10.1.2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.
(10)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(11)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(12)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(13)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(14)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(16)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.
(17)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.
(18)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.
(19)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: August 5, 2005	/s/ James K. B. Hesketh
James K. B. Hesketh
Chief Executive Officer

Date: August 5, 2005	/s/ Richard T. Phillips
Richard T. Phillips
Chief Accounting Officer

Exhibit Index

NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company, as amended (1)
3.1.1	Executed Certificate of Designations, dated December 26, 1990, as filed with the Delaware Secretary of State on December 26, 1990 (2)
3.2	Bylaws of the Company, as amended (3)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (5)
4.4	Rights Agreement dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc. (6)
4.5	Specimen Debenture (7)
10.1	Change of Control Agreements, dated December 6, 1991, between the Company and Richard H. De Voto and Gary C. Huber (8)
10.1.2	Change of Control Agreement executed May 3, 2005, between the Company and James K. B. Hesketh (9)
10.2	Loan Agreement dated December 6, 1995, among CR Briggs Corporation as Borrower and Banque Paribas as Agent (10)
10.2.1	Amendment No. 1 to Loan and Guarantee Agreements dated April 8, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)
10.2.2	Amendment No. 2 to Loan and Guarantee Agreements dated August 19, 1998, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas as Agent (11)
10.2.3	Amendment No. 3 to Loan Agreement and Waiver dated July 8, 1999, among CR Briggs Corporation and Banque Paribas as Agent (12)
10.2.4	Amendment No. 4 to Loan Agreement and Waiver dated March 26, 2001, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (13)
10.2.5	Amendment No. 5 to Loan Agreement and Waiver dated March 25, 2002, among CR Briggs Corporation, Canyon Resources Corporation, and Banque Paribas, as Agent (14)
10.2.6	Amendment No. 6 to Loan Agreement and Waiver dated June 14, 2002, among CR Briggs Corporation and BNP Paribas, as successor-in-interest to Banque Paribas as Agent (15)
10.3	Master Tax Lease dated December 27, 1995, between CR Briggs Corporation and Caterpillar Financial Services Corporation (10)
10.4	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (16)
10.4.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (12)
10.5	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (17)
14.1	Code of Business Conduct and Ethics (18)
16.1	Letter regarding Changes in Registrant’s Certifying Accountants (19)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Exhibit 3.1 is incorporated by reference from Exhibit 3.1(a) to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.
(2)	Exhibit 3.1.1 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 1990.
(3)	Exhibit 3.2 is incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Exhibit 4.1 is incorporated by reference from the Company’s Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on March 18, 1986.
(5)	Exhibit 4.2 is incorporated by reference from Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.
(6)	Exhibit 4.4 is incorporated by reference from Exhibit 4 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.
(7)	Exhibit 4.5 is incorporated by reference from Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(8)	Exhibit 10.1 is incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(9)	Exhibit 10.1.2 is incorporated by reference from Exhibit 10.1.2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.
(10)	Exhibits 10.2 and 10.3 are incorporated by reference from Exhibits 4.9, 4.10, 10.22 and 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(11)	Exhibits 10.2.1 and 10.2.2 are incorporated by reference from Exhibits 10.2.1 and 10.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(12)	Exhibits 10.2.3 and 10.4.1 are incorporated by reference from Exhibits 10.2.3 and 10.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(13)	Exhibit 10.2.4 is incorporated by reference from Exhibit 10.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(14)	Exhibit 10.2.5 is incorporated by reference from Exhibit 10.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15)	Exhibit 10.2.6 is incorporated by reference from Exhibit 10.2.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(16)	Exhibit 10.4 is incorporated by reference from Exhibit 2 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997.
(17)	Exhibit 10.5 is incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2001.
(18)	Exhibit 14.1 is incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004.
(19)	Exhibit 16.1 is incorporated by reference from Exhibit 16.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.