Form 10-Q
period 2005-09-30
CANYON RESOURCES CORP
filed 2005-11-07
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-11887
CANYON RESOURCES CORPORATION
(a Delaware Corporation)
I.R.S. Employer Identification Number 84-0800747
14142 Denver West Parkway, Suite 250
Golden, CO 80401
(303) 278-8464
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,020,526 shares of the Company’s Common Stock were outstanding as of November 1, 2005.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three and Nine Months ended September 30, 2005

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

Consolidated Balance Sheets	Page 2
Consolidated Statements of Operations	Page 3
Consolidated Statements of Cash Flows	Pages 4-5
Consolidated Statement of Changes in Stockholders’ Equity	Page 6
Notes to Interim Consolidated Financial Statements	Pages 7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 24

Item 4. Controls and Procedures	Page 25

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$4,121,200	$4,638,300
Restricted cash	274,800	274,800
Accounts receivable	83,100	769,000
Metal inventories	219,900	1,906,400
Prepaid and other assets	206,900	153,400

Total current assets	4,905,900	7,741,900

Property and equipment, at cost
Mineral claims and leases	5,317,800	—
Producing properties	6,943,500	6,443,500
Other	641,100	643,100

	12,902,400	7,086,600
Accumulated depreciation, depletion, and amortization	(7,907,600)	(5,667,700)

Net property and equipment	4,994,800	1,418,900

Undeveloped mineral claims and leases, net	—	13,359,500
Restricted cash	2,886,600	2,847,300
Other assets	246,300	247,400

Total Assets	$13,033,600	$25,615,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$397,800	$446,300
Notes payable — current	—	2,412,700
Capital leases — current	20,700	32,900
Asset retirement obligations	1,712,400	2,007,700
Payroll liabilities	240,500	273,800
Other current liabilities	64,200	106,400

Total current liabilities	2,435,600	5,279,800

Notes payable — long term	825,000	—
Asset retirement obligations	2,950,200	4,231,200

Total liabilities	6,210,800	9,511,000

Commitments and contingencies (Note 12)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 35,020,500 at September 30, 2005, and 29,207,600 at December 31, 2004	350,200	292,100
Capital in excess of par value	132,165,300	127,608,200
Retained deficit	(125,692,700)	(111,796,300)

Total stockholders’ equity	6,822,800	16,104,000

Total Liabilities and Stockholders’ Equity	$13,033,600	$25,615,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUE

Sales	$914,200	$2,279,900	$3,053,600	$9,843,800

EXPENSES
Cost of sales (exclusive of depreciation, depletion and amortization)	638,800	2,305,700	2,606,800	8,748,600
Depreciation, depletion and amortization	198,000	1,149,400	1,812,600	4,677,700
Selling, general and administrative	401,700	2,350,500	1,635,200	4,816,900
Exploration and development costs	286,500	99,800	1,176,400	394,300
Impairment of mineral claims and leases	—	—	9,242,100	—
Accretion expense	33,400	43,300	100,400	129,900
Asset retirement obligation	—	—	—	935,200
Debenture conversion expense	—	—	448,200	—
(Gain) loss on asset disposals	—	(230,000)	2,700	(229,200)

	1,558,400	5,718,700	17,024,400	19,473,400

OTHER INCOME (EXPENSE)
Interest income	45,300	25,900	119,900	66,700
Interest expense	(13,000)	(55,400)	(67,100)	(191,800)
Gain on derivative instruments	—	—	—	147,200
Other	500	—	21,600	(140,000)

	32,800	(29,500)	74,400	(117,900)

Net loss	($611,400)	($3,468,300)	($13,896,400)	($9,747,500)

Basic and diluted net loss per share	($0.02)	($0.12)	($0.42)	($0.35)

Basic and diluted weighted average shares outstanding	34,542,100	28,557,500	33,122,600	27,640,400

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	($13,896,400)	($9,747,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,812,600	4,677,700
Impairment of long-lived assets	9,242,100	—
Amortization of beneficial conversion feature	11,300	47,100
Debenture conversion expense	448,200	—
Impairment of inventory	143,100	1,056,500
Loss (gain) on asset dispositions	2,700	(229,200)
Gain on derivative instruments	—	(147,200)
Non-cash compensation expense	—	607,300
Provision for asset retirement obligations	—	935,200
Interest accretion	100,400	129,900
Write off prepaid expenses	—	151,000
Fair market value of stock options	14,500	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	605,900	98,000
Decrease in inventories	950,800	1,246,200
Increase in prepaid and other assets	(52,400)	(6,900)
Decrease in accounts payable and accrued liabilities	(190,800)	(1,225,900)
Decrease in asset retirement obligations	(1,676,700)	(2,291,700)
(Increase) decrease in restricted cash	(39,300)	20,900

Total adjustments	11,372,400	5,068,900

Net cash used in operating activities	(2,524,000)	(4,678,600)

Cash flows from investing activities:
Purchases and development of property and equipment	(164,400)	(407,700)
Proceeds from asset sales	—	379,200

Net cash used in investing activities	(164,400)	(28,500)

Cash flows from financing activities:
Issuance of common stock	3,107,500	9,733,800
Payments on debt	(924,000)	(1,037,400)
Payments on capital lease obligations	(12,200)	(15,700)

Net cash provided by financing activities	2,171,300	8,680,700

Net (decrease) increase in cash and cash equivalents	(517,100)	3,973,600
Cash and cash equivalents, beginning of year	4,638,300	4,139,800

Cash and cash equivalents, end of period	$4,121,200	$8,113,400

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)
Supplemental disclosures of cash flow information:
1.	The Company paid $55,800 of interest during the first nine months of 2005, and $144,700 during the corresponding period of 2004.
2.	The Company paid no income taxes during the first nine months of 2005 nor the corresponding period of 2004.
Supplemental schedule of noncash investing and financing activities:
1.	During the first nine months of 2005, debenture holders representing $675,000 of principal converted to shares of common stock and warrants at a lower price than the original conversion price, resulting in a conversion expense of $448,200.
2.	During the first nine months of 2004, the Company issued 108,700 shares of common stock in connection with the conversion of $150,000 of debenture principal.
3.	The Company issued 110,400 shares of common stock with a fair market value of $179,900 to an employee as compensation for services during the first nine months of 2004.
4.	Non-cash stock compensation for the Company’s stock option plans under variable plan accounting was $427,400 during the first nine months of 2004.
5.	The Company issued 500,000 shares of common stock at a fair market value of $370,000 in connection with the repurchase of the Briggs crusher during the first nine months of 2005.
6.	During the first nine months of 2005, the Company issued an option to purchase 50,000 shares of common stock to an investor relations firm in connection with a contract for services with a fair market value of $14,500.
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity
Balances, January 1, 2005	29,207,600	$292,100	$127,608,200	($111,796,300)	$16,104,000

Stock issued for cash, net of issuance costs of $47,500	4,366,700	43,700	3,057,200	—	3,100,900
Option exercise	10,000	100	6,500	—	6,600
Other stock issued (1)	500,000	5,000	365,000	—	370,000
Other equity changes (2)	—	—	14,500	—	14,500
Debentures converted into stock	936,200	9,300	665,700	—	675,000
Debenture conversion expense	—	—	448,200	—	448,200
Comprehensive loss
Net loss				(13,896,400)	(13,896,400)
Other comprehensive loss	—	—	—	—	—

Comprehensive loss				(13,896,400)	(13,896,400)

Balances, September 30, 2005	35,020,500	$350,200	$132,165,300	($125,692,700)	$6,822,800

(1)	Stock issued for repurchase of Briggs crusher.

(2)	Fair value of stock option issued for investor relations contract.
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:
     During interim periods, Canyon Resources Corporation (“the Company”) follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.
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
     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders through June 30, 2004, to exercise options by surrendering shares underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options were accounted for using variable plan accounting through June 30, 2004. As a result, while no compensation cost was recognized at the grant date, as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture resulted in a change in the measure of compensation cost for the award being recognized.
     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
     The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded for the three and nine months ended September 30:

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Stock Based Compensation, continued:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	($611,400)	($3,468,300)	($13,896,400)	($9,747,500)
Add: compensation expense determined under variable plan accounting	—	59,800	—	427,400
Deduct: compensation expense determined under fair value based method	(62,400)	(62,000)	(220,900)	(92,700)

Pro forma net loss	($673,800)	($3,470,500)	($14,117,300)	($9,412,800)

Basic and diluted loss per share
• As reported	($0.02)	($0.12)	($0.42)	($0.35)
• Pro forma	($0.02)	($0.12)	($0.43)	($0.34)

4.	Earnings per Share (EPS):
     The Company computes EPS by applying the provisions of SFAS No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. For the three months ended September 30, 2005 and 2004, common stock equivalents that were not included in the computation of diluted EPS were 7,188,000 and 5,824,200, respectively. Common stock equivalents for the nine months ended September 30, 2005 and 2004 that were not included in the computation of diluted EPS were 7,029,800 and 6,280,700, respectively.
5.	Equity
     On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and one-half warrant. The warrant has a three year term that could not be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares issuable upon the exercise of the warrants have not been registered, however, the participants in the financing have certain registration rights. To the extent that any warrants are exercised prior to registration of the underlying shares, the Company will deliver unregistered shares to the warrant holders. Aggregate proceeds of approximately $2.7 million would be realized upon exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Restricted Cash:
     Restricted cash consisted of the following at:

	September 30,	December 31,
	2005	2004
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	155,200	152,400
Kendall Mine reclamation (c)	1,982,400	1,945,900
McDonald Gold Project cash reclamation bond (d)	500,000	500,000
Net proceeds from property sales (e)	274,800	274,800

	3,161,400	3,122,100
Current portion	274,800	274,800

Noncurrent portion	$2,886,600	$2,847,300

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the Surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2005, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the Surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 12(a))

(d)	Held directly by the Montana Department of Environmental Quality for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 12(e)).
7.	Inventories:
     Metal inventories consisted of the following at:

	September 30, 2005	December 31, 2004
Broken ore under leach	$77,100	$1,805,700
Doré	142,800	100,700

	$219,900	$1,906,400

     The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $92,400 during the third quarter of 2004, and by $143,100 and $1,056,500 for the first nine months of 2005 and 2004, respectively. These write downs were due to a combination of high operating costs and lower production.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Undeveloped Mineral Claims and Leases:
     The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at:

	September 30, 2005			December 31, 2004
	McDonald	Seven-Up Pete	Total	McDonald	Seven-Up Pete	Total
Gross carrying value	$16,200,200	$5,175,000	$21,375,200	$16,200,200	$5,175,000	$21,375,200
Accumulated amortization(1)	(6,958,100)	(2,210,200)	(9,168,300)	(6,075,000)	(1,940,700)	(8,015,700)
Impairment (2)	(9,242,100)	—	(9,242,100)	—	—	—
Reclassification (3)	—	(2,964,800)	(2,964,800)	—	—	—

Net book value	$—	$—	$—	$10,125,200	$3,234,300	$13,359,500

(1)	Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties were being amortized over eight years with no residual value. (See the following footnotes).

(2)	On June 8, 2005, the Montana Supreme Court (i) upheld the anti-cyanide initiative, I-137, (ii) affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of the Company’s mineral leases with the State of Montana, and (iii) denied the Company’s takings compensation claim. Accordingly, the Company wrote off its carrying value for the McDonald mineral leases during the second quarter of 2005. (See Note 9).

(3)	During the second quarter of 2005, the Company determined that the Seven-Up Pete property may have the potential to be economically developed using non-cyanide technologies in today’s gold market price environment. Consistent with the provisions of EITF 04-02, the Company has (i) re-characterized the underlying mineral leases as tangible from intangible; (ii) re-classified their carrying value to a separate component of property and equipment on the Company’s consolidated balance sheet; and (iii) ceased amortizing their carrying value with effect as of June 1, 2005. Prior period carrying values have not been re-classified on the Company’s consolidated balance sheet because development of the property using cyanide technology was uncertain at the time of adoption of EITF 04-02 due to the pending litigation of matters relating to the anti-cyanide initiative, I-137.
9.	Impairment of Undeveloped Mineral Claims and Leases

The Company tests for impairment of its long-lived assets when changes in events or circumstances occur in accordance with the recognition and measurement provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. During the second quarter of 2005, in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off their carrying value of $9,242,100. Because the Company believed it held valid mineral leases prior to the Montana Supreme Court decision, the carrying value of the leases had previously been assessed for impairment using a probability weighted approach for potential property development. The Seven-Up Pete lands, owned directly by the Company or leased with private parties, were not affected by the Montana Supreme Court decision.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Notes Payable:
     Notes payable consisted of the following at:

	September 30, 2005	December 31, 2004
Debentures (a)	$825,000	$2,424,000
- discount	—	(11,300)

	825,000	2,412,700
Current portion	—	2,412,700

Notes payable — Noncurrent	$825,000	$—

(a)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time, at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of the debt using the effective interest method. The discount was fully accreted as of February 28, 2005. The Company’s stock price at the end of September 2005 was $0.70.

In March 2005, $924,000 of principal was repaid, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011. The debenture holders that converted were given terms of $0.721 per unit consisting of one share of common stock and one-half warrant. The total number of shares issued for conversion to common stock was 936,200. The number of shares issued was determined by dividing $675,000 by $0.721 per unit.

Interest expense for the debentures was approximately $12,500 and $54,300 for the third quarters of 2005 and 2004, and $65,400 and $165,300 for the first nine months of 2005 and 2004, respectively. Included in the above amounts is accretion of debt discount. The Company had no accretion of debt discount during the third quarter of 2005. Accretion of the debt discount included in interest expense was $16,100 for the third quarter of 2004, and $11,300 and $47,100 for the first nine months of 2005 and 2004, respectively.
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
     The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Asset Retirement Obligations, continued:

Balance, December 31, 2004	$6,238,900
Settlement of liabilities	(1,676,700)
Accretion expense	100,400

Balance, September 30, 2005	4,662,600
Current portion	1,712,400

Non current portion	$2,950,200

     In September 2005, the Company repurchased the Briggs Mine crushing plant. The repurchase provides the Company with the strategic flexibility to develop potential production opportunities in (i) its exploration efforts in and around the Briggs Mine and (ii) other production opportunities currently being studied by the Company. Because of the uncertainties surrounding the ultimate utilization of the equipment, the asset presently has an indeterminable life. Accordingly, the Company cannot reasonably estimate the fair value of the asset retirement obligation at the present time.
12.	Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine holds permits granted by the Montana Department of Environmental Quality (DEQ). In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation activities. The Company is proposing to the DEQ that it will implement all reclamation measures that are not under review in the EIS process. The Company’s estimate to achieve mine closure could be impacted by the outcome of the DEQ’s decision following an EIS. The Company has $1,982,400 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has had discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety. In April 2004, the Company ceased active mining at Briggs and has commenced reclamation activities.

The Company has spent approximately $1.3 million on Briggs reclamation through the nine months ended September 30, 2005.

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

The Company made an initial payment of $5.0 million and is required to make a final payment of one-third of any proceeds received from any potential takings lawsuit. Due to the contingent nature of the transaction, the Company recorded only the initial payment of $5.0 million as additions to mining claims and leases. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana.

(d)	Anti-Cyanide Initiative (I-137)

In November 1998, the Montana electorate passed an anti-cyanide initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the Montana State Legislature in April 1999, bans development of new gold and silver mines that use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the SPV filed lawsuits in Montana State District Court and in the United States District Court seeking to have I-137 declared unconstitutional, or alternatively, to obtain a “takings” or damage award for the lost value of the SPV’s mineral properties. The SPV’s federal takings claims were stayed pending exhaustion of remedies available to it at the state level. Through a series of court decisions, most recently with a Montana State Supreme Court decision on June 8, 2005, the provisions of I-137 were upheld and the SPV was denied its takings compensation claim. On July 19, 2005, the SPV, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim. As of November 4, 2005, the US District Court had not made a decision to hear the case. Accordingly, the Company has filed a Petition of Writ of Certiorari with the US Supreme Court to meet its November 4, 2005 deadline for such filing.

(e)	Kendall Mine Lawsuits

In October 2001, a plaintiff group filed suit in Montana State District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company has vigorously defended this lawsuit and intends to continue to do so. In view of the inherent uncertainties of lawsuits of this nature, the Company is unable to make a judgment concerning the likelihood of success in, or the outcome of, this matter.

In August 2002, a Preliminary Injunction was issued in Montana State District Court on behalf of the plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of September 30, 2005.

CANYON RESOURCES CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments and Contingencies, continued:
In March 2004, a claim was filed in Montana State District Court by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. (Plaintiffs) against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Plaintiffs sought declaratory judgment, injunctive relief, remediation and the imposition of civil penalties for violations dating back to September 1988. On July 14, 2005, the Plaintiffs filed a Motion to Dismiss the complaint without prejudice. On July 21, 2005, the Company filed a brief in response to the Motion to Dismiss asking the Court to order the claim be dismissed with prejudice, or alternatively, that the Company be entitled to its reasonable attorney’s fees with respect to the initial claim or any subsequent lawsuit alleging similar claims.
13.	Derivative Instruments and Price Protection Arrangements:
     The Company did not have any forward contracts or similar derivative instruments during 2005 as all gold was sold on a spot basis. During the first nine months of 2004, the Company delivered gold against a forward contract that existed at December 31, 2003 (3,820 ounces at an average price of approximately $377 per ounce) which resulted in a gain of $147,200. This gain is shown as a separate line item in the other income (expense) section in the Statement of Operations.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company is currently determining the impact of SFAS No. 154 on its financial reporting and disclosures.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company elected early adoption of FIN 47 effective July 1, 2005.

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
     In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation", and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123(R) revised 2004 will have on its financial position, net earnings or cash flows.
16.	Hycroft Mine Purchase Option:
     On August 4, 2005, the Company elected not to exercise its option to purchase the Hycroft Mine in Nevada with Vista Gold Corp. The Company spent approximately $0.8 million on exploration and development drilling and mine engineering in evaluating the property for potential re-start.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
     The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, feasibility studies for the Briggs and Reward projects and non-cyanide recovery testwork, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs Mine. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
•	the volatility of gold prices;

•	the speculative nature of mineral exploration;

•	uncertainty of estimates of mineralized material and gold deposits;

•	compliance with environmental and governmental regulations;

•	the potential un-availability of financing on acceptable terms or the inability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future;

•	the outcome of the McDonald and Kendall Mine litigation as well as other possible judicial proceedings;

•	economic and market conditions;

•	unanticipated grade, geological, metallurgical, processing or other problems;

•	operational risks of mining, development and exploration and force majeure events; and

•	other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission.
     Many of these factors are beyond the Company’s ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
Overview
     The Company’s cash and cash equivalents decreased $0.5 million from December 31, 2004 to September 30, 2005, primarily due to negative operating cash flow of $2.5 million, the repayment of debt obligations of $0.9 million, and the acquisition of property and equipment of $0.2 million, partially offset by equity financing proceeds of $3.1 million. The Company ended the quarter with $4.1 million of cash and cash equivalents.
     Revenues for the third quarter declined 60% from the prior year three month period, due to declining production levels as a result of no new ore added to the Briggs Mine leach pad. Improving spot gold prices resulted in price realizations of $446 per equivalent gold ounce during the third quarter of 2005 as compared to $402 per equivalent gold ounce in the third quarter of 2004. The Company’s results of operations (excluding asset impairments) reflect a lower net loss in 2005 as the Briggs Mine has gone from a production phase in 2004 to a reclamation phase in 2005. Therefore, costs such as salaries, benefits and cyanide consumption have been reduced in 2005 resulting in a lower unit cost.
      On August 4, 2005, the Company elected not to exercise its option to purchase the Hycroft Mine in Nevada with Vista Gold Corp. The Company spent approximately $0.8 million on exploration and development drilling and mine engineering in evaluating the property for potential re-start.
      The Company is focusing its efforts on the potential for reopening the Briggs Mine in light of the current high gold price environment. The decision to stop mining at Briggs was made on the basis of a mine plan design using a $325 per ounce gold price. Engineering studies have been conducted to determine if the mineralized material in and around the existing open pits, which are estimated to contain approximately 11.0 million tons with a grade of 0.024 ounce per ton, can be economically mined at today’s gold prices. The outcome of this study indicates that mining this material would support capital and operating costs, but provide no profit. Therefore, the Company must focus on developing additional mineralized material in and around the mine to support mine reopening. Review of the information available indicates that a number of possible extensions to this material exist, but quantification of this material is restricted by a lack of drilling information. On August 9, 2005, the Company announced a $700,000 drilling program to determine the potential of known high grade ore structures in the Briggs North and Goldtooth orebodies of the Briggs Mine with the goal of adding additional material that may justify a mine reopening. To accommodate this potential reopening concept, the Company was presented the opportunity to reacquire the former Briggs crushing plant at a reasonable price and took that opportunity.
     During the quarter, the Company retained Chlumsky Armbrust & Meyer, a Lakewood, Colorado based mining engineering firm, to conduct a pre-feasibility of its Reward Gold Project near Beatty, Nevada. Final results from this study are expected in December 2005. Should those results prove positive, then the Company will move rapidly into final feasibility study and permitting. Approximately 100,000 feet of drilling in 287 drillholes had been conducted by Barrick Gold and other companies on this property, which outlines mineralized material containing approximately 14.0 million tons with a grade of 0.021 ounce per ton. The premise for development of this project is to treat it as a satellite project to Briggs, which is approximately 60 miles distant in a straight line, where gold ores would be mined and cyanide leached at Reward. The leachate would be filtered through carbon, which would capture the contained gold at Reward, and then the carbon would be trucked to Briggs, around Death Valley National Park, for stripping and recovery into gold doré. This project had been fully permitted by Glamis Gold for development and an Environmental Assessment study was issued by the BLM in 2000. These permits were dropped in 2001, as gold prices fell below $300 per ounce, but the underlying studies still exist and will provide the basis for a potential fast track permitting process. Also during the quarter, the Company staked an additional 84 claims around the leased Reward claims to provide further security of land title.
     Also, during the quarter, the Company extracted a 10 ton bulk sample from the Seven Up Pete orebody in Montana for the purpose of conducting non-cyanide based metallurgical testwork. Limited testwork by the Venture in 1989 and 1990 indicated that the gold at Seven Up may be recoverable utilizing gravity and flotation methods, which may be economically feasible in today’s gold price environment. The Seven Up orebody is vein type in structure and carries potential ore grades that are almost three times as high as those seen at the nearby McDonald orebody. These higher grades may support the additional process costs required to support this type of gold recovery. Proposals are currently being received from labs to perform this confirmatory testwork. Should these results confirm earlier testwork, then the Company plans to initiate a pre-feasibility study for developing this orebody.
     Also, during the quarter, the Company perfected the claim staking of more than 2,500 acres of land in Wyoming in areas where the Company had, in the late 1970s and early 1980s, conducted an exploration program with joint venture partners for uranium discovery. This program displayed, in data still held by the Company, the presence of uranium mineralization in a number of drillholes. The Company intends to maintain its focus on gold and intends to seek a uranium focused joint venture partner to further explore these properties.
Critical Accounting Policies and Estimates
     The discussion and analysis of financial condition and results of operations contained herein are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; valuation of equity instruments; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Users of financial information produced for interim periods are encouraged to refer to the Company’s accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in its Annual Report on Form 10-K.

Results of Operations
     The Company recorded a net loss of $0.6 million, or $0.02 per share, on revenues of $0.9 million for the third quarter of 2005. For the nine months ended September 30, 2005, the Company recorded a net loss of $13.9 million, or $0.42 per share, on revenues of $3.1 million. This compares to a net loss of $3.5 million, or $0.12 per share, on revenues of $2.3 million for the third quarter of 2004 and a net loss of $9.7 million, or $0.35 per share, on revenues of $9.8 million during the first nine months of 2004.
     For the three months ended September 30, 2005, the Company sold 2,048 ounces of gold and 500 ounces of silver at an average price of $446 per equivalent gold ounce. For the comparable period of 2004, the Company sold 5,670 ounces of gold and 3,500 ounces of silver at an average price of $402 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $440 and $402 per ounce for the three months ended September 30, 2005 and 2004, respectively.
     The following table summarizes the Company’s gold deliveries and revenues for the three months ended September 30, 2005 and the comparable period for 2004:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Spot Sales	2,048	$445	$911	5,670	$398	$2,258

	2,048	$445	911	5,670	$398	2,258
Other transactions
Silver proceeds	—	—	3	—	—	22

	2,048	$446	$914	5,670	$402	$2,280

     For the nine months ended September 30, 2005, the Company sold 7,020 ounces of gold and 2,108 ounces of silver at an average realized price of $435 per equivalent gold ounce. For the comparable period of 2004, the Company sold 25,015 ounces of gold and 5,700 ounces of silver at an average realized price of $394 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $432 and $401 per ounce for the nine months ended September 30, 2005 and 2004, respectively.

     The following table summarizes the Company’s gold deliveries and revenues for the nine months ended September 30, 2005 and the comparable period for 2004:

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Forwards	—	$—	$—	3,820	$378	$1,442
Spot Sales	7,020	$433	3,039	21,195	$395	8,366

	7,020	$433	3,039	25,015	$392	9,808

Other transactions					—
Silver proceeds	—	—	15	—	—	35

	7,020	$435	$3,054	25,015	$394	$9,843

     Cost of sales was $0.6 million for the three months ended September 30, 2005, as compared to $2.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of sales was $2.6 million as compared to $8.7 million in the prior period. For the three months ended September 30, 2005, no write downs of inventory were included in cost of sales. For the nine months ended September 30, 2005, cost of sales includes write downs of inventory to net realizable value of $0.1 million. For the three and nine months ended September 30, 2004, cost of sales includes write downs of inventory to net realizable value of $0.1 million and $1.1 million, respectively.
     Depreciation, depletion and amortization was lower in the current period due to lower production at the Briggs Mine as it moved from a production phase to a reclamation phase.
     Selling, general and administrative expense was approximately $1.95 million lower for the three months ended September 30, 2005, as compared to the same period ended September 30, 2004, as the prior period included expense for the Company’s participation in the funding of the I-147 campaign in Montana ($1.5 million), bonus and salary increases for certain employees and corporate governance and compliance issues ($0.45 million). For the nine months ended September 30, 2005, selling, general and administrative expense was approximately $3.18 million lower than the prior period due primarily to the Company’s participation in the funding of the I-147 campaign in Montana ($2.4 million), compensation expense recorded under the Company’s stock option plans ($0.4 million), and bonus and salary increases for certain employees and corporate governance and compliance issues ($0.38 million) included in the period.
     During the second quarter of 2004, the Company modified its reclamation plan at the Kendall Mine site and revised the estimate to achieve mine closure, which resulted in a charge of $0.9 million.
     Debenture conversion expense in the current year to date period was due to $0.68 million of debentures that converted to stock and warrants at an induced conversion price that was lower than the stated price.
     During the second quarter of 2004, the Company decided not to proceed with certain contemplated property sales. As a result, the Company wrote off certain expenses related to these property sales of $0.151 million to other expense.
     No gains or losses on forward gold contracts were recorded during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company recorded gains on forward gold contracts of approximately $0.1 million. The Company is currently unhedged and does not anticipate that any further price protection arrangements will be entered into on the remaining Briggs production.

Liquidity & Capital Resources
     For the nine months ended September 30, 2005, operating activities used $2.5 million of cash and investing activities and financing activities provided $2.0 million, resulting in a net decrease in cash of $0.5 million. Cash and cash equivalents at September 30, 2005 was $4.1 million.
     During the first nine months of 2005, the Company (i) raised $3.1 million through the sale of units consisting of 4,366,734 shares of common stock and 2,183,367 warrants at a price of $0.721 per unit and (ii) paid matured debentures in the amount of $924,000.
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
Outlook
Summary
     The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, cash flows, asset sales and equity financing, even though there has been negative cash flow from operations for the nine months ended September 30, 2005.
     The Company’s long-term liquidity may be impacted by the scheduled wind down of operations at the Briggs Mine during 2005, which is currently the only internal source of cash flow, although the Company is evaluating an exploration program at the site, which, if successful, could add to the life of the operation. In addition, the Company is evaluating a potential re-start of the Briggs Mine as detailed under the caption “Operations” below. The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation and provide a future source of funds for growth. Moreover, should the Company proceed to develop the Reward and Seven-Up Pete deposits, significant capital would be necessary to permit and ultimately develop the deposits. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, operations and liquidity may be materially adversely impacted.
Operations
     Operations thus far in calendar year 2005 have already produced in excess of the 7,500 ounces of gold production planned for 2005 and production rates remain in the range of 20 to 25 ounces per day indicating the potential for extended residual gold leach recovery and production through the first quarter of 2006. The Company is presently evaluating a potential re-start of the Briggs Mine which, if enacted, would require investment in refurbishing existing mobile, crushing and electrical generation equipment, as well as construction of additional heap leach pad capacity. The scope of this project will be defined through a feasibility study should the Company’s announced drilling program confirm additional reserves.
     Over the next twelve months, the Company expects to spend approximately (i) $0.7 million on exploration drilling within the Briggs claim block, (ii) $0.3 million on closure activities at the Kendall Mine, and (iii) $0.2 million for legal and land holding costs at the Seven-Up Pete Venture.

Financing
     On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and one-half warrant. The warrant has a three year term that could not be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares issuable upon the exercise of the warrants have not been registered, however, the participants in the financing have certain registration rights. To the extent that any warrants are exercised prior to registration of the underlying shares, the Company will deliver unregistered shares to the warrant holders. Aggregate proceeds of approximately $2.7 million would be realized upon exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.
     At September 30, 2005, the Company had outstanding warrants issued in connection with previous transactions as follows: (i) warrants to purchase 2,199,600 shares of common stock at a price of $2.16 per share through December 1, 2005 and (ii) warrants to purchase 2,651,500 shares of common stock at a price of $1.03 per share through March 14, 2008. Aggregate proceeds of approximately $7.5 million would be realized on exercise of these warrants.
     In March 2005, $924,000 of the Company’s 6% convertible debentures was repaid, $675,000 was converted into units consisting of common stock and warrants, and $825,000 of the remaining debentures were extended to March 2011. The remaining principal is convertible by the holders to common stock of the Company at any time at a conversion rate of $1.38 per share of common stock. The Company’s stock price at the end of September 2005 was $0.70 per share.
Contractual Obligations
     The Company’s contractual obligations are as follows:

	Payments due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations	$825,000	$—	$—	$—	$825,000
Capital lease obligations	20,700	20,700	—	—	—
Operating lease obligations	152,100	82,100	70,000	—	—
Asset retirement obligations	4,662,600	1,712,400	2,950,200	—	—

Total	$5,660,400	$1,815,200	$3,020,200	$—	$825,000

Other Matters
McDonald Gold Project
     In November 1998, the Montana electorate passed an anti-cyanide initiative (I-137) by a vote of 52% to 48%. I-137, as modified by the Montana State Legislature in April 1999, bans development of new gold and silver mines, that use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, the Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the United States District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the SPV’s mineral properties. The SPV’s federal takings claims were stayed pending exhaustion of remedies available to it at the state level. Through a series of court decisions, most recently with a Montana Supreme Court decision on June 8, 2005, the provisions of I-137 were upheld and the SPV was denied its takings compensation claim. On July 19, 2005, the SPV, along with private plaintiffs, filed a motion in the United States District Court to reopen its reserved federal takings claim. The District Court has not provided a decision to hear this case. On November 4, 2005, the SPV filed a Petition for Writ of Certiorari with the US Supreme Court to meet the deadline for such filing.

Kendall Mine
     Lawsuit and Preliminary Injunction
     In October 2001, a plaintiffs group filed suit in Montana State District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation, alleging violation of water rights and other torts in connection with the operation of the Kendall Mine. The Complaint seeks unspecified damages and punitive damages. The Company has vigorously defended this lawsuit and intends to continue to do so. In view of the inherent uncertainties of lawsuits of this nature, the Company is unable to make a judgment concerning the likelihood of success in, or the outcome of, this matter.
     In August 2002, a Preliminary Injunction was issued in Montana State District Court on behalf of the plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which sequestered any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2005, $267,800 had been remitted to the Court as required by the Order. Including interest earned on the funds remitted, the Court held $274,800 as of September 30, 2005.
     Lawsuit Alleging Violations of the Federal Pollution Control Act
     In March 2004, a claim was filed in Montana State District Court by the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center, Inc. (Plaintiffs), against the Company, CR Kendall Corporation, and the Kendall Mine alleging violations of the Federal Pollution Control Act. The Plaintiffs sought declaratory judgment, injunctive relief, remediation and the imposition of civil penalties for violations dating back to September 1988. On July 14, 2005, the Plaintiffs filed a Motion to Dismiss the complaint without prejudice. On July 21, 2005, the Company filed a brief in response to the Motion to Dismiss asking the Court’s discretion in ordering that the claim be dismissed with prejudice, or alternatively, that the Company be entitled to its reasonable attorney’s fees with respect to the initial claim or any subsequent lawsuit alleging similar claims. The Court has not provided guidance on form of final dismissal.
Environmental Regulation
     The Kendall Mine operates under permits granted by the DEQ. In February 2002, the DEQ issued a decision that a comprehensive EIS is needed for completion of reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. As of September 30, 2005, the Company has $1,982,400 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.
     The Briggs Mine operates under permits granted by various agencies including the BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Board. These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. Both bonds are subject to annual review and adjustment.
     In 2000, in response to a demand for an increase in collateral by the Surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the Surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has had discussions with the Surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the Surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the Surety. In April 2004, the Company ceased active mining at Briggs and commenced reclamation activities.
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
Gold Prices, Price Protection Arrangements, and Associated Risks
     The Company’s revenues, earnings and cash flow are strongly influenced by world gold prices that fluctuate widely and over which the Company has no control. The Company’s price protection strategy is to provide an acceptable floor price for a portion of its production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. Production not subject to loan covenants has historically been sold at spot prices. The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. The Company believes its production risk is minimal, and furthermore, has the flexibility to selectively extend maturity dates on its forward commitments. With regard to credit risk, the Company uses only creditworthy counterparties and does not anticipate any non-performance by such counterparties. The Company, however, could be subject to cash margin calls by its counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations. As of September 30, 2005, the Company has no outstanding loan facilities and all sales are made on a spot price basis.
Recently Issued Accounting Standards
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements”. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company is currently determining the impact of SFAS No. 154 on the financial reporting and disclosures.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company elected early adoption of FIN 47 effective July 1, 2005.
     At the March 2005 meeting, the EITF of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation on this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

     In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment". This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation", and supersedes APB No. 25, “Accounting for Stock Issued to Employees". The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company has not yet determined whether the effects of the adoption of SFAS No. 123(R) revised 2004 will have a material impact on our financial position, net earnings or cash flows.
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
Interest Rates
     At September 30, 2005, the Company’s debt was approximately $0.8 million which relates to its 6% convertible debentures. Thus, the Company is not presently subject to interest rate risk.
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
     In connection with previously identified internal control weaknesses more fully disclosed below, the Company has modified its disclosure controls and procedures to confirm that the financial information and related disclosures fairly presents its operating results and financial condition for the periods presented. The Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this third quarter report on Form 10-Q, are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
     As previously disclosed in the Company’s Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, management concluded that its internal control over financial reporting was not effective as of the end of the period covered by the report, because of the following identified material weaknesses:
     Incorrect application of generally accepted accounting principles regarding equity compensation plans
•	During the first quarter of 2004, the Company determined that its stock option plans should have been recorded under variable plan accounting, as the plans allowed an option holder to pay for the exercise price using the share withholding method. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K. The Company subsequently amended its stock option plans and modified existing option agreements to no longer allow the share withholding method of payment. During the third quarter of 2005, the Company tested its remediation efforts relating to this control deficiency and has concluded that its controls are effective as of the end of the period covered by this report.
     Lack of adequate policies and procedures regarding the review and approval process of complex calculations or unusual transactions
•	During the second quarter of 2004, the Company determined that its model used for impairment testing of the Briggs Mine was incorrect, insofar as the revenue stream included ounces recovered from the leach pad. The Company changed its model using only projected revenues from in-ground reserves which resulted in earlier and more frequent impairments than had previously been recorded. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As the Briggs Mine is the Company’s only producing asset, and no in-ground reserves existed at September 30, 2005, the Company has been unable to test its remediation efforts relating to this control deficiency as of September 30, 2005.

•	Also during the second quarter of 2004, the Company determined that its accounting for a 2003 private placement of convertible debentures was incorrect. Specifically, a beneficial conversion feature and related amortization expense should have been recognized for certain subscribers that executed the subscription agreement on a date when the conversion price was lower than the market price of the Company’s common stock. This caused the Company to restate the consolidated financial statements included in its 2003 Form 10-K and for the first quarter ended March 31, 2004 included in its Form 10-Q. As no transactions of a similar complexity occurred subsequent to this private placement, the Company has been unable to test its remediation efforts relating to this control deficiency as of September 30, 2005.

     During the period ended September 30, 2005, the Company has undertaken the following changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting to address the material weaknesses and strengthen its internal control over financial reporting:
•	Increased involvement in the review and analysis by senior management of the Company’s financial statements.

•	Added more rigorous policies and procedures regarding the review and approval process for complex calculations and transactions.

•	Engaged outside consultants with accounting expertise regarding unusual and complex transactions.

PART II            OTHER INFORMATION
Item 1. Legal Proceedings
On November 4, 2005, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court (“Petition”) regarding its on-going litigation associated with the anti-cyanide initiative, I-137. Previously, on July 19, 2005, the Company filed a Motion to Reinstate its federal takings claim in the United States District Court. As no guidance was provided in whether the case would be heard in the District Court, the Company filed the Petition within the statutory deadline for such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 1, 2005, the Company issued an option to purchase 50,000 shares of the Company’s common stock to a consultant hired by the Company to provide investor relations services. The option has an exercise price of $0.80 per share, a term of two years, and is immediately exercisable. The option was issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.
On September 16, 2005, in connection with the repurchase of crushing equipment at the Company’s Briggs Mine site, the Company issued 500,000 shares of its common stock with a fair market value of $0.74 per share or $370,000 in the aggregate. The shares of common stock were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to Vote of Security Holders	None

Item 5. Other Information	None
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: November 7, 2005	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2005	/s/ Richard T. Phillips
Richard T. Phillips
Chief Accounting Officer, Treasurer and Corporate Secretary (Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002