Form 10-K
period 2005-12-31
CANYON RESOURCES CORP
filed 2006-03-27
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-11887
CANYON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-0800747 (I.R.S. Employer Identification No.)

14172 Denver West Parkway, Suite 250, Golden, CO (Address of principal executive offices)	80401 (Zip Code)
(303) 278-8464
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,569,713 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2006

Common Stock, $0.01 par value per share	38,320,533 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders scheduled to be held on June 6, 2006 and to be filed within 120 days of December 31, 2005, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CANYON RESOURCES CORPORATION
FORM 10-K
Year ended December 31, 2005

PART I
ITEM 1 BUSINESS
GLOSSARY OF SELECTED MINING TERMS
Cut-off Grade: The minimum grade of ore used to establish reserves and mineralized material.
Doré: Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.
Feasibility Study: An engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.
Grade: The metal content of ore, usually expressed in troy ounces per ton or grams per tonne.
Heap Leaching: A method of recovering gold or other precious metals from a heap of ore placed on an impervious pad, whereby a dilute leaching solution is allowed to percolate through the heap, dissolving the precious metal, which is subsequently captured and recovered.
Mineralized Material: Rock containing minerals or metals of potential economic significance that has been delineated by drilling and/or sampling to establish continuity and support an estimate of tonnage and an average grade of the selected metal(s). Under Securities and Exchange Commission standards, such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit costs, grade, recoveries, and other factors concludes economic and legal feasibility.
Net Smelter Return Royalty: A defined percentage of the gross revenue from a mineral extraction operation, less a proportionate share of transportation, insurance, and processing costs.
Patented Mining Claim: A patented mining claim is one for which the Federal Government has passed its title to the claimant, making it private land. A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals. It also gives the owner title to the surface and other resources.
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
Tons or Tonnes: Tons or short tons contain 2,000 pounds and tonnes or metric tons contain 2,204.6 pounds or 1,000 kilograms.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The matters discussed in this Annual Report on Form 10-K, when not historical matters are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, scoping and feasibility studies for the Briggs and Reward projects and non-cyanide recovery testwork, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs mines. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the factors described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. Many of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
BUSINESS STRATEGY
Impairment of our McDonald Gold Project, combined with the opportunity presented by dramatic strengthening of the gold market, has caused us to undertake a critical review of all of our assets and activities. This has resulted in the development of a forward-looking strategy that focuses on creating near term cash flow from our existing property positions, while also creating growth from project generation, acquisition and joint venture activities.
The center point of our strategy is to plan the re-start of mining operations at our Briggs Mine. This site retains its operating permits and we continue to produce gold from residual leaching operations. We are currently performing infill drilling between the Goldtooth and Briggs Main pits and are conducting initial redevelopment activities at the Briggs Mine. It is expected that this data will result in a recalculation of ore reserves. Cost estimates for re-start of the operation will be prepared and we expect to finalize a new plan of operations for the Briggs mine and processing facilities, utilizing mineralized material at Briggs, and potentially the satellite Cecil R deposit and the nearby Reward deposit.
Canyon is actively pursuing and evaluating acquisition and joint venture opportunities. Our primary focus in this effort is to consolidate known gold deposits in close proximity to our Briggs Mine in the Panamint Range of California. Our second focus is on gold deposits located in Nevada, followed by a focus on North America in general. In this effort, it’s helpful that we have a 27 year exploration history in gold, uranium and industrial minerals. The information generated by this history, combined with our extensive mineral right positions in Montana, provides a strong opportunity for generating joint ventures. Under this strategy, we will join with other companies who can focus their funds and expertise on adding value to properties that we develop through mineral rights or information that we control, while we retain a joint venture or operating position in those properties.

We are continuing to pursue the “takings claim” value of our impaired McDonald Project in Montana with the courts. We have filed a motion to pursue our Federal takings claim before the United Stated District Court in Helena, Montana and are waiting on the decision of the court concerning the docketing of this suit.
GENERAL
Canyon Resources Corporation, a Delaware corporation, is a Colorado-based company that was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. References to “Canyon”, “we”, “our”, and “us” are used herein to refer to the Company or to any or all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation (See organizational chart on next page). Since 1986, we have been a reporting company. Our securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, we listed our shares of common stock for trading on The American Stock Exchange (AMEX).
We are involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.
We have gold production operations in the western United States (U.S.), and conduct exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Our exploration and development efforts emphasize precious metals (gold and silver). We have conducted a portion of our mineral exploration and development through joint ventures with other companies. (See “Item 2 — Properties.”)
Once acquired, mineral properties are evaluated by means of geologic mapping, rock sampling, and geochemical analyses. Properties having favorable geologic conditions and anomalous geochemical results usually warrant further exploration. In almost all cases, exploration or development drilling is required to further test the mineral potential of a favorable property.
Properties that have demonstrated mineralized material of a potentially economic nature are further evaluated by conducting various studies, including calculation of tonnage and grade, metallurgical testing, development of a mine plan, environmental baseline studies and economic feasibility studies. If economics of a project are favorable, a plan of operations is developed and submitted to the required governmental agencies for review. Depending on the magnitude of the proposed project and its expected environmental impact, a rigorous environmental review may be required prior to issuance of permits for the construction of a mining operation.
The organizational chart on the following page reflects our legal ownership of significant active subsidiaries and ownership interests in various gold properties as of March 15, 2006. Properties are routinely being acquired, sold, joint-ventured, or abandoned in the ordinary course of business.

1	The wholly-owned Reward project is currently retained at the corporate level.

2	We sold the property in 2002 but retained a 2.5% NSR royalty.

3	The Converse Joint Venture was established in early 2006 (See “Item 2 — Properties — Development Properties — Converse Uranium Joint Venture”).

OPERATIONS
The Briggs Mine, located in southeastern California, produced 9,289 ounces of gold and 1,700 ounces of silver, which represents all of our production during 2005. Briggs is continuing reclamation activities on the leach pad but is currently in the process of redeveloping the mine facilities for possible re-start of mining operations in late 2006 or early 2007. (See “Item 2 — Properties — Production Properties — Briggs Mine.”)
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water collected from the process system and mine area, and in re-contouring the leach pads and pit areas. (See “Item 2 — Properties — Closure Properties — Kendall Mine.”)
Recent development activities included the acquisition and pre-feasibility study of the Reward property located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Exploration activities during 2005 included infill drilling around the Briggs Mine and the optioning, evaluation and subsequent release of the Hycroft property located in Nevada.
FINANCING
Equity Transactions
On December 2, 2005, we raised $2,373,009 through the sale of units, at $0.76 per unit, consisting of 3,300,004 shares of unregistered common stock, 1,650,003 Series A warrants with an exercise price of $1.30 per share, and 825,004 Series B warrants with an exercise price of $1.08 per share. Additionally, H.C. Wainwright & Co., Inc. acted as placement agent and received 115,500 Series A warrants, 57,750 Series B warrants, and 231,000 Series C warrants as part of its fee. The Series C warrants have an exercise price of $0.76 per share. The shares of common stock underlying the warrants were unregistered. In late December 2005, we filed an S-1 registration statement with the Securities and Exchange Commission (the “SEC”) to register the shares of common stock issued and the shares of common stock underlying the warrants.
On March 15, 2005, we raised $3,148,417 through the sale of units, at $0.721 per unit, consisting of 4,366,735 shares of registered common stock and 2,651,466 warrants. The shares of common stock were registered through a shelf registration statement declared effective by the SEC on February 27, 2004. The warrants are exercisable at a price of $1.03 per share of common stock from September 22, 2005 until March 14, 2008 and will become registered when the recently filed S-1 Registration Statement becomes effective.
On March 1, 2005, our $2,424,000 convertible subordinated debentures became due. Debenture holders of $1,599,000 were paid the principal amounts of their notes in either cash or shares of common stock and warrants, and debenture holders of $825,000 agreed to extend the term of their debentures to March 1, 2011.
During 2005, exercise of stock options resulted in proceeds of approximately $6,600 and 10,000 shares of common stock were issued.
During 2004, debenture holders of $250,000 converted their principal amounts to 181,158 shares.
In March 2004, we raised $7,127,300 through the sale of 1,631,000 shares of common stock at a price of $4.37 per share. The shares of common stock were registered through a shelf registration statement declared effective by the SEC on February 27, 2004.
During 2004, certain outstanding warrants were exercised which resulted in the issuance of 1,499,700 shares of common stock where $2,529,400 in proceeds were received.

During 2004, exercise of stock options resulted in proceeds of approximately $180,200 and the issuance of 162,500 shares of common stock.
During 2004, 139,500 shares of common stock were issued to an employee as compensation for services.
Leasing Arrangements and Equipment Lease Buyouts
We originally leased most of mining and electrical generation equipment for the Briggs Mine. In January 2003, we exercised a lease purchase option to buy the remaining mining fleet for approximately $1.6 million at an interest rate of 6.75%, which was paid off in 2004.
AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS
Gold mineralization is found in many countries and in many different geologic environments, and in most cases, is accompanied by the presence of silver mineralization. Country politics and tax structure are important criteria, as well as the geologic favorability, in the decision to invest in exploration in a country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than us, we may be at a disadvantage with respect to some of our competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, we believe that the expertise of our staff and our ability to rapidly evaluate and respond to opportunities allow us to compete effectively for such properties with many companies having far greater financial resources.
In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also, deposits that can be mined by open pit methods often can be exploited more profitably than those which must be mined by underground methods. There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than we can. Demand for gold and other factors in the financial marketplace have more of an impact on the gold price than does the production of larger, lower cost producers due to the large above-ground supplies. Therefore, our principal competitive objective is to acquire suitable mining prospects rather than market gold.
The marketing of all minerals is affected by numerous factors, many of which are beyond our control. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, demand for minerals, the availability of adequate refining and milling facilities, and the market price of competitive minerals used in the same industrial applications. The market price of minerals is extremely volatile and beyond our control. Gold prices are generally influenced by basic supply/demand fundamentals, inflation, alternative investment markets, and the strength or weakness of the U.S. dollar. The market dynamics of supply/demand can be heavily influenced by economic policy; e.g., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on our results of operations and operating cash flow. Decreasing mineral prices will adversely affect the market values of our properties and may lead to the recording of asset impairments.
The decision to put a mine into production and the commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $271 and $445 per ounce. The economics of a mine may change due to price fluctuations during the project’s life. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry. We may hedge a portion of our production under certain operational and market conditions, or if required by a bank related to a financing.
CUSTOMERS
In 2005 and 2004, our gold production was sold primarily to Standard Bank London Limited and our silver production to Metalor USA Refining Corporation. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, we do not believe that the loss of such buyers would have an adverse effect on our results of operations or financial condition.
ENVIRONMENTAL MATTERS
The exploration, development, and production programs we conduct in the U.S. are subject to local, state, and federal regulations regarding environmental protection. Many of our mining and exploration activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All of our operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations.
The U.S. has an extensive framework of environmental legislation that undergoes constant revision. We participate in the legislative process through independent contact with legislators and through trade organizations to assist legislative bodies in making informed decisions.
Historic mining activities have occurred on certain of our properties. In the event that such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. We are not aware of any pending claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.
Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As we place more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific properties are described in “Item 2 — Properties.”
Although some of the countries in which we may do business have not as yet developed environmental laws and regulations, it is our policy to adhere to North American standards. We cannot accurately predict or estimate the impact of any future laws or regulations developed in foreign countries on our operations.
We are also required to have surety bonds including reclamation bonds and a bond to mitigate any “foreseeable release” of pollutants (See “Item 1(A). Risk Factors”).
We believe that we are currently in material compliance with all applicable environmental regulations and there are no enforcement procedures currently ongoing.
EMPLOYEES
As of March 20, 2006, we had 20 employees. None of our employees are covered by collective bargaining agreements.

SEASONALITY
Seasonality does not currently have a material impact on our operations.
PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT CONTRACTS
Other than interests in mining properties granted by governmental authorities and private landowners, we do not own any material patents, trademarks, licenses, franchises or concessions.
ITEM 1A RISKS FACTORS
SPECIFIC RISKS RELATED TO US
Failure To Extend The Life Of The Briggs Mine Would Significantly Reduce Our Gold Production.
Our only income and revenue producing asset is the Briggs Mine, located in California. We placed our Briggs Mine in production in 1996 and it has produced 552,583 ounces of gold through December 2005. Portions of the mine are currently being reclaimed while we perform redevelopment activities, and the leach pad is being rinsed of residual cyanide while recovering projected production of approximately 1,700 ounces during 2006. Although we are exploring for additional gold reserves adjacent to the mine, there can be no assurance that our exploration program will be successful in allowing a re-start of mining activities. Our failure to extend the life of the Briggs Mine may have a significant adverse effect upon our future gold production and our financial condition.
Montana Regulatory Authorities May Impose Reclamation Requirements On Our Closure of the Kendall Mine That Would Significantly Increase Our Funding Requirements for Such Closure.
Our wholly-owned subsidiary, CR Kendall Corporation, has spent approximately $10.3 million on reclamation and closure activities at the Kendall Mine through December 31, 2005, and expects to spend an additional $3.2 million through mine closure. In 1999 and 2000, the Montana Department of Environmental Quality (DEQ) revised the required reclamation bond amount from the existing $1.9 million to approximately $14.2 million. We believe the revised bond amount exceeds the cost of remaining work and our subsidiary filed an administrative appeal to the DEQ’s actions, which is still pending. In February 2001, CR Kendall Corporation entered into an agreement with the DEQ under which the $1.9 million supporting the then existing bond was transferred to an interest bearing account at the DEQ for use in continuing reclamation at the Kendall minesite and the appeals regarding bond amounts were stayed.
In January 2002, we became aware that the DEQ intends to proceed with an Environmental Impact Statement (EIS) to determine the closure requirements for final reclamation at our Kendall Mine. After a long hiatus the EIS has been reactivated and work is ongoing and we are working closely with the DEQ to finalize it. Depending on the outcome of the EIS, the reclamation costs may vary from our current estimate. The release of our financial obligation on the property will only take place once the regulatory agencies have given final approval to all closure measures and are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure. The amounts necessary to achieve a final mine closure may be impacted by the outcome of the described pending matters and we may not have sufficient funds to complete the Kendall reclamation if such matters are resolved adversely to us, which would have a material adverse effect on our business.
Unfavorable Resolution Of The McDonald Lawsuit Would Prevent Us From Realizing Its Value.
In November 1998, the Montana electorate passed an anti-cyanide initiative (I-137). I-137, as modified by the State Legislature in April 1999, bans development of new gold and silver mines, which use open-pit mining methods and cyanide in the treatment and recovery process. In April 2000, our Seven-Up Pete Venture (SPV) filed lawsuits in Montana State District Court and in the U.S. District Court, seeking to have I-137 declared unconstitutional, or, alternatively, to obtain a “takings” or damage award for the lost value of the SPV’s mineral properties. The SPV’s federal takings claims were stayed pending exhaustion of remedies available to it at the state level. Through a series of court decisions, most recently with a Montana Supreme Court decision on June 8, 2005, the provisions of I-137 were upheld and the SPV was denied its takings compensation claim and the Montana Supreme Court affirmed the cancellation of the state mining leases over the core of the McDonald deposit, which is a part of the SPV. On July 19, 2005, the SPV, along with private plaintiffs, filed a motion in the U.S. District Court to reopen its reserved federal takings claim. On November 4, 2005, SPV, together with private plaintiffs, filed a petition for Writ of Certiorari with the U.S. Supreme Court, seeking review of the Montana Supreme Court decision. On January 27, 2006 the U.S. District Court denied the motion to reopen the reserved federal takings claims because of the pending petition to the U.S. Supreme Court, but ruled the motion may be refiled once the Montana Supreme Court decision has been finalized by action of the U.S. Supreme Court. On February 21, 2006, the U.S. Supreme Court denied grant of certiorari. As a result, on that same day the SPV filed a motion to reopen its U.S. District Court claim.
Gold Production at Our Briggs Mine Involves Many Steps and the Amount of Gold to be Recovered is Not Known with Certainty.
We have historically produced gold at our Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. In March 2005, we stopped adding cyanide to the process and have been “rinsing” the pad with water only, since that time. The result of this “rinsing” is that the water pushes out any residual gold that was previously dissolved when we were adding cyanide. This rinse solution is collected and processed with activated carbon that collects the gold from the solution onto the carbon. Through the subsequent process of pressure stripping the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is further processed in an electrowinning circuit, which collects the gold onto electric cathodes which are melted into gold bars. In October 2005, we achieved our goal of producing all of the previously estimated “recoverable” gold on the leach pad. This estimated “recoverable” gold quantity was computed based on estimates derived from laboratory leach column tests of the ore and then applying the estimated recovery percentage to the ores on the leach pad. Subsequent (after October 2005) gold production is now above the amounts forecasted within the recovery models used at the mine and are, therefore, highly speculative and we cannot know with certainty the amount of gold to be recovered from the Briggs Mine. The forecasts are based on actual production of the last few months and the schedule of remaining areas to be rinsed on the leach pad.
Recent California Legislation and Regulations May Prohibit Us From Developing Any Projects Adjacent to Our Briggs Mine.
On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled to the original contour of the landscape. On April 10, 2003, the CSMGB made this backfill regulation permanent. In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation. Our Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. Any new open pit developments on our properties outside the existing plan of operations area might be required to comply with these regulations. However, the bill also provides an exemption from the backfilling requirement in the case of any amended reclamation plan or financial assurances necessary for the continued operation or expansion of a surface mining operation in existence on January 1, 2003, as was Briggs.
We Have Significant Obligations At The Briggs Mine, Which May Adversely Impact Liquidity.
Our Briggs Mine in California operates under a number of permits issued by state, local and federal agencies. Those agencies required us to post $4.2 million in surety bonds including a $3.0 million reclamation bond, a $1.0 million bond to mitigate any “foreseeable release” of pollutants, and a $0.1 million reclamation bond for exploration. We have partially collateralized the surety bonds at the Briggs Mine with $0.1 million in cash, a $0.2 million letter of credit and a security interest in 28,000 acres of real property mineral interests. We also have agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. Neither the $0.5 million due on June 30, 2001, June 30, 2002 or June 30, 2003 were deposited with the surety. We have held discussions with the surety to modify the agreement. There can be no assurance that we will be able to renegotiate the agreement with the surety and we could be subject to a potential legal proceeding by the surety for the funds. The requirement to pay the surety these amounts totaling $1.5 million would adversely impact our liquidity and financial condition. We are actively conducting closure and reclamation activities on the heap leach pads at the Briggs Mine.
We Have A History Of Losses, Which May Continue In The Future.
Our operating history has resulted in losses from operations for the past five fiscal years. We also anticipate a loss from operations for the fiscal year ended December 31, 2006. In the past the Briggs Mine has been profitable during a given fiscal year; however, our operations as a whole may be unprofitable due to:
•	exploration and development costs on properties from which no revenue is derived;

•	continuing general and administrative costs; and

•	interest expense associated with debt.
Our Briggs Mine ceased mining operations in early 2004, but we are currently redeveloping the Briggs facilities with the expectation to re-start the mining operations in late 2006 or early 2007. Although we have identified several additional new sources of gold production and revenue, there is no assurance that we will be successful in developing profitable operations in the future.
RISKS RELATED TO OUR MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES
We May Not Have Sufficient Funding For Exploration, Which May Hinder Our Growth.
Historically, we have funded our exploration activities through joint venture partners as well as using our own cash resources. Additional funding from existing partners or third parties, however, may be necessary to conduct detailed and thorough evaluations of, and to develop certain properties. Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. We do not know from what sources we will derive any required funding. If we cannot raise additional funds, as to which there can be no assurance, we will not be able to fund certain exploration activities. Until additional funds become available, we anticipate restricting our exploration activities to the vicinity of our Briggs Mine.
We May Not Have Sufficient Funding To Achieve Production If Our Exploration and Development Is Successful.
We will be required to expend potentially large sums if our exploration and/or development activities are successful in developing new ore reserves near our Briggs Mine or on other properties and we wish to put such properties into production. The amount of such financing could be reduced if we sell assets or enter into joint ventures on one or more of our properties. We will need to seek additional funding for the Seven-Up Pete and Reward projects if environmental permitting and development proceeds. However, there can be no assurance that we will be able to obtain the required funds for all or any of our projects. Failure to obtain such funds may reduce our profitability and growth.

The Nature Of Mineral Exploration And Production Activities Involves A High Degree Of Risk; We Could Incur A Writedown On Our Investment In Any Project.
Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs, including some of ours, do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as:
•	encountering unusual or unexpected formations;

•	environmental pollution;

•	personal injury and flooding;

•	decrease in recoverable reserves due to a lower precious metal price; and

•	changing environmental laws and regulations.
If management determines that, based on any factors including the foregoing, capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown on our investment in such property interest. We have experienced losses of this type from time to time. During the second quarter of 2005, we wrote off our carrying value of the McDonald Gold Project by approximately $9.2 million. In 2003, we wrote down our investment in the Briggs Mine by approximately $3.4 million.
Our Industry Is Highly Competitive, Mineral Lands Are Scarce, And We May Not Be Able To Obtain Quality Properties.
In addition to us, many companies and individuals engage in the mining business, including large, established mining companies with substantial capabilities and long earnings records. There is a limited supply of desirable mineral lands available for claim staking, lease, or acquisition in the U.S. and other areas where we conduct exploration activities. We may be at a competitive disadvantage in acquiring mining properties since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. The annual exploration budgets for major mining companies typically are tens of millions of dollars. Our exploration budget for 2006 is expected to be not more than $1.5 million. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies.
Gold Prices Are Volatile And Declines Have An Adverse Effect On Our Share Price And Business Plan.
The market price of minerals is extremely volatile and beyond our control. Basic supply/demand fundamentals generally influence gold prices. The market dynamics of supply/demand can be heavily influenced by economic policy. Fluctuating metal prices have a significant impact on our results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically and we might not be able to recover our investment in those properties. Our decision to put a mine into production, and commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. During the prior five years, the average annual market price of gold has fluctuated between $271 per ounce and $445 per ounce. Price fluctuations between the time that we make such a decision and the commencement of production can completely change the economics of the mine. Although it is possible for us to protect against some price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in which no amount of planning or technical expertise can eliminate. Generally, we sell gold at spot prices, unless price hedging is required in connection with project loans.

The average annual gold price per ounce since 2001 based on the London PM Fix is as follows:

2001	2002	2003	2004	2005
$271	$310	$363	$410	$445
The year-to-date average London PM Fix gold price as of March 20, 2006 was $553 per ounce.
We Must Comply With Complex Environmental Regulations Which Are Increasing And Costly.
Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may:
•	require significant capital outlays;

•	materially affect the economics of a given property;

•	cause material changes or delays in our intended activities; and

•	expose us to lawsuits.
These authorities may require us to prepare and present data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic mining activities have occurred on certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. Except as discussed in our periodic filings with the SEC, we are not aware of any such claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.
Title To Mineral Properties Can Be Uncertain And We Are At Risk Of Loss Of Ownership.
Our U.S. mineral properties consist of private mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.
The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals, such as precious and base metals. We also are allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements.
Legislation Has Been Proposed That Would Significantly Affect The Mining Industry.
Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.
The Economics and Ore Grades at Current And Future Development Properties Are Uncertain, And We Could Experience A Write-down On Our Investment.
Decisions as to whether any of the mineral development properties, which we now hold or which we may acquire in the future, contain commercial ore reserves and whether such properties should therefore be sold, retained or brought into production will depend upon the results of exploration programs and/or feasibility analyses and the recommendations of duly qualified engineers or geologists. There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of its reserves will not actually be as predicted. To the extent we experience lower amounts and/or grades of reserves, the costs per unit produced and profitability can be adversely affected. Depending upon the extent of such an effect on any of our properties, we could incur a writedown on our investment in any such property.
RISKS RELATED TO OUR COMMON STOCK
The Exercise Of Options, Warrants, And Conversion Of Our Existing Debentures And The Future Issuances Of Common Stock Will Dilute Current Shareholders And May Reduce The Market Price Of Our Common Stock.
We have a substantial amount of outstanding options, warrants and convertible debentures that if completely exercised would dilute existing stockholders’ ownership by approximately 27%. While a substantial portion of our outstanding derivative securities are exercisable at prices in excess of the current market price of our common stock, if our share price increases substantially and these securities are exercised, then purchasers may experience substantial dilution of book value per share of our common stock. The issuance of additional securities may also reduce the market price of our common stock. The Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital, and that such additional issuances may involve a significant number of shares. The issuance of additional securities will further dilute the percentage interests and may dilute the per share book value of persons purchasing securities in this offering, and may also reduce the market price of our common stock.
We are subject to the Continued Listing Criteria of the American Stock Exchange (“AMEX”).
Our common stock is currently listed on AMEX. In order to maintain our listing on AMEX, we must maintain certain share prices, financial and distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to objective standards, AMEX may delist the securities of any issuer if in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on AMEX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with AMEX’s listing requirements; if an issuer’s common stock sells at what AMEX considers a “low selling price” and the issuer fails to correct this via a reverse split of shares of common stock after notification by AMEX; or if any other event shall occur or any condition shall exist which makes further dealings with AMEX, in its opinion, unadvisable.
If AMEX were to delist our common stock, investors could face material adverse consequences, including, but not limited to, a lack of a trading market for our securities, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

The Price Of Our Common Stock Has A History of Volatility, Which May Prevent Shareholders From Realizing A Profit From Their Investment During Particular Time Frames.
The market price for shares of our common stock may be highly volatile depending on news announcements or changes in general market conditions. In recent years, the stock market has experienced extreme price and volume fluctuations. From January 1, 2003 to December 31 2005, our stock has traded in a range from a high of $5.17 to a low of $0.57 per share. Such volatility may prevent shareholders from realizing a profit on their investment during particular time frames in which they may wish to sell.
We Have Change In Control Provisions That Discourage A Corporate Takeover And Could Deprive Shareholders Of Opportunities To Sell At Temporarily Higher Prices.
Our Certificate of Incorporation and Bylaws contain certain measures designed to make it more difficult and time-consuming to change majority control of our Board of Directors and to reduce our vulnerability to an unsolicited take over offer, particularly an offer which does not contemplate the acquisition of all our outstanding shares of common stock or which does contemplate the restructuring or sales of all or part of our assets. These measures include:
•	a provision that our directors may be removed only for cause and only with the approval of at least 66-2/3% of the shareholders entitled to vote for the election of directors;

•	a provision that any vacancy on the Board may be filled by the remaining directors then in office, though less than a quorum; and

•	a provision requiring a 66-2/3% shareholder vote to amend or repeal, or to adopt any provision inconsistent with these measures.
The foregoing measures may have certain negative consequences, including an effect on the ability of our shareholders or other individuals to:
•	change the composition of the incumbent board of directors;

•	benefit from certain transactions which are opposed by the incumbent board of directors; and

•	make a tender offer or otherwise attempt to gain control of us, even if such attempt was beneficial to us and our shareholders.
The provisions relating to the removal of directors and the filling of vacancies limit the power of shareholders, even those with a majority interest in us, to remove incumbent directors and to fill vacancies on the board of directors.
In addition, in March of 1997, our Board adopted a Shareholder Rights Agreement designed to protect and maximize the value of our outstanding equity interest in the event of an unsolicited attempt by an acquirer to take us over, in a manner or on terms not approved by the Board. Takeover attempts frequently include coercive tactics to deprive a corporation’s Board of Directors the opportunity to negotiate or otherwise act in the best interest of its stockholders. Our Board believes these tactics often deprive stockholders of the full value of their shares. The Shareholder Rights Agreement, however, may have the effect of rendering more difficult or discouraging any acquisition of us deemed undesirable by the Board. The Shareholder Rights Agreement will cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the elimination, purchase or redemption of the rights provided for in the Shareholder Rights Agreement which expires on March 20, 2007.
ITEM 1B UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2 PROPERTIES
CANYON RESOURCES CORPORATION
PROPERTIES AS OF 12/31/05

McDonald
Seven-Up Pete
Converse
Reward
Briggs Mine
N
200 Miles

WESTERN UNITED STATES
PROJECT LOCATION MAP

The following table provides a summary of the most significant properties in which we have an interest as of December 31, 2005. More detailed information regarding each of these properties is provided in the text that follows.

		NATURE OF	DATES
PROPERTY	INTEREST	INTEREST	ACQUIRED	EXPIRY DATES
Production Properties:
Briggs Mine	100%	Patented &	1990	2010
		unpatented mining
		claims & leases
Kendall Mine	100%	Fee land	1987, 1990, 2001	Not applicable

Development Properties:
Seven-Up Pete	100%[1]	Patented &	1990, 1997	2007-2010
		unpatented mining
		claims
Reward	100%	Unpatented mining	2004, 2006	2024-2025
		claims & leases

Exploration Properties:
Panamint Range	100%	Unpatented mining	1990, 2006	Successive 5-year
		claims & leases		terms
Montana 900,000 acres	100%	Fee mineral rights	1990	Not applicable
Mina Cacha (Argentina)	2.5%	NSR royalty	1994	Not applicable
Converse Joint Venture	100%[2]	Unpatented mining	2005	2015
		claims & leases

1	See discussion at “Development Properties — Seven-Up Pete Venture — Legal Status.”

2	Property was joint-ventured in early 2006 with a uranium company. We retain 100% ownership until our partner achieves certain farm-in milestones after which they may earn up to a 75% interest.
PRODUCTION PROPERTIES
Briggs Mine
General
We acquired the Briggs Mine, located on the west side of the Panamint Range near Death Valley, California, in 1990. CR Briggs, our wholly-owned subsidiary, controls approximately 2,000 acres in Inyo County, California approximately 30 miles southwest of Bishop, CA. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. The legal description of the project area is Townships 21 through 23, and Range 44 through 45 West, Mount Diablo Meridian. Twelve unpatented claims and 3 patented claims are held by leases. CR Briggs owns 189 unpatented claims and 18 mill site claims for a total land package of 3 patented claims, 201 unpatented lode claims and 18 mill site claims on U.S. Bureau of Land Management (BLM) administered land. We own or control, through leasehold interests, 100% of the Briggs Mine, subject to a 3% net smelter returns royalty. Our mining claims are located on land prescribed for multiple use management by the BLM.

Operations
The Briggs Mine is an open-pit, heap leach operation, initially designed to produce an average of 75,000 ounces of gold per year over a seven-year life. We increased the initial design production rate to approximately 85,000 ounces per year in 1999 and the site produced approximately 96,000 ounces in 2001. From 1997 into 2002, the ore was crushed in three stages to a minus 1/4 inch size and conveyor-stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into doré bars on site.
The Briggs Mine was constructed in 1996 and, through December 31, 2005, has produced 553,000 ounces of gold and 154,000 ounces of silver. Since 1996, a total of 75 million tons of rock have been mined by open-pit methods, including 52 million tons of waste. Of the 23.5 million tons of ore mined, 18.6 million tons have been crushed and, along with 4.8 million tons of run-of-mine ore and 111,400 tons of ore with an average grade of 0.188 opt gold from underground mining have been placed on the leach pad. A total of 733,850 ounces of gold has been placed on the leach pad during this period. The Briggs Mine placed the last fresh ore on the pads in April 2004 due primarily to lack of mine development. It is expected that ore on the heap leach pad will be rinsed through May 2006 and result in production of approximately 1,700 ounces of gold in 2006.
We are currently performing infill drilling between the Goldtooth and Briggs Main pits and have begun initial redevelopment activities at the Briggs Mine. It is expected that this data will result in a recalculation of ore reserves. Cost estimates for re-start of the operation will be prepared and we expect to finalize a new plan of operations for the Briggs Mine and processing facilities, utilizing mineralized material at Briggs, the satellite Cecil R deposit, and the nearby Reward deposit in late 2006 or early 2007. Until we prepare the cost estimates, obtain the necessary permits and approvals, including any all necessary bonding requirements, and obtain financing, we cannot provide assurance that the plan will be implemented or result in profitable operations.
Upon completion of mining, some of the Briggs mining equipment, including two 85-ton trucks, one loader, and two blast-hole rigs were sold. Mobile equipment remaining at Briggs includes four 85-ton trucks, two loaders, four dozers, and two graders, which are being used in reclamation activities. The 600 ton per hour capacity, three stage crushing plant at Briggs is in good condition, but will require new conveyor belting, seals and other maintenance including minor structural steel repairs and modification to make it operable as part of the Briggs Mine redevelopment. The crushing plant, which was last operated in 2002, was never dismantled or removed from original foundations. The gold recovery plant and refinery is currently in operation and will require periodic standard maintenance and repair. Power for the mine is supplied by four 1.0 megawatt diesel generators. These units will require engine and generator rebuilds to support full operation.
Significant reclamation activities were conducted at the Briggs Mine during 2005, including re-contouring, capping, and re-vegetation of selected areas. Over 86% of the site has now been re-contoured and most of the waste dumps have had growth media topsoil placed and seeded. During the year over 60% of the leach pad was re-contoured while gold leaching was underway. We believe this contributed to higher than planned gold recovery. Once gold recovery is completed, the pad will be rinsed, contoured to final slopes, covered, and seeded. If a decision is made to re-start the Briggs Mine during 2006, a new leach pad will be required for any future production.
The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. The primary high angle fault system in the Briggs mine area, which is believed to be the primary conduit for gold mineralization, is the north-south trending Goldtooth fault.
Statistical production and financial data for the last five years for the Briggs Mine are shown on the following table.

BRIGGS MINE OPERATIONS

	2005	2004	2003	2002	2001
PRODUCTION
Open-Pit Mining
Tons mined (waste and ore)	—	1,330,399	6,858,500	8,885,600	11,490,750
Tons ore mined (crusher ore)	—	—	332,900	27,200	3,383,700
Gold grade of crusher ore (oz/ton)	—	—	0.051	0.043	0.036
Tons run-of-mine ore (ROM)	—	575,913	504,400	1,786,900	302,100
Gold grade of ROM (oz/ton)	—	0.047	0.033	0.036	0.023
Strip ratio (tons waste/tons ore)	—	1.3:1	7.2:1	3.9:1	2.1:1
Underground Mining
Tons mined	—	—	—	89,700	21,700
Gold grade (oz/ton)	—	—	—	0.187	0.193

Gold production (oz)	9,289	29,662	36,645	57,058	96,141
Silver production (oz)	1,700	8,543	11,519	14,914	28,177
Recoverable gold inventory (oz)	—	7,468	15,484	33,360	34,854

FINANCIAL
Ounces of gold sold	9,263	29,515	37,506	57,838	97,443
Average gold price realized	$445	$398	$345	$300	$289
Revenue from mine operations	$4,140,300	$11,813,900	$13,010,100	$17,377,100	$28,126,000
Capital expenditures [1]	$334,900	$366,700	$3,216,500	$1,079,400	$3,488,300

1	Excludes exploration drilling and permitting costs for reserve expansion.
Environmental Regulation
The Briggs Mine operates under the requirements of the following permits and agencies: (1) Plan of Operations, BLM; (2) Mining and Reclamation Plan, Inyo County; (3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board; (4) Permits to Operate, Great Basin Unified Air Pollution Control District; and (5) Section 404 Dredge and Fill Permit, Army Corps of Engineers. In January 2000, the Briggs Mine obtained an amendment to its operating permit that allows mining of the North Briggs and Goldtooth deposits. The amendment was obtained through an Environmental Assessment conducted by the BLM and an equivalent document approved by the Inyo County Planning Commission. In December 2000, the Briggs Mine obtained an amendment which allows increase of the leach pad total height to 190 feet, from the previous limit of 150 feet, approved by the BLM, the Inyo County Planning Commission, and Lahontan Regional Water Quality Board.
The BLM, Inyo County, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan) have jointly required us to maintain a $3.03 million reclamation bond to ensure appropriate reclamation of the Briggs Mine. Additionally, Lahontan requires that we maintain a $1.01 million bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and we have partially collateralized the bonds as follows: (1) $0.152 million held directly by the surety; (2) a bank Letter of Credit in the amount of $0.249 million which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana. In 2000, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. We have not made any deposits to date, and have held discussions with the surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety could seek to terminate the bonds which could result in us becoming liable for the principal amounts under our collateral agreement with the surety.

DEVELOPMENT PROPERTIES
Seven-Up Pete Venture
General
Our Seven-Up Pete Venture (SPV) includes the Seven-Up Pete gold deposit, the McDonald gold deposit and the adjacent Keep Cool deposit.
On September 25, 1997, we, together with our wholly-owned subsidiary, CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the Seven-Up Pete Venture (SPV) from CR Montana’s partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). The Company and its wholly-owned subsidiary now own 100% of the SPV.
We made an initial payment of $5 million and are required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. Due to the contingent nature of the transaction, we recorded only the initial payment of $5 million as additions to mining claims and leases.
The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to us and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to us and CR Montana.

McDonald Deposit
The McDonald gold deposit is a very large, open pitable, low grade gold deposit that is currently dependent on the use of the cyanide heap leach gold recovery process for economic viability. The viability on this project was severely impacted with the passage of the anti-cyanide ballot initiative I-137 in November 1998, which made the use of cyanide based gold recovery in open pit mining operations illegal in the State of Montana. Despite legal challenges and a subsequent initiative (I-147) to overturn I-137, the use of cyanide to recover gold from open pit mining operations in Montana remains illegal. In addition, as a result of a Montana Supreme Court decision dated June 8, 2005, the SPV’s mining leases with the State of Montana were cancelled. We are currently pursuing a takings claim for the value of this project in federal courts (see “Item 3. Legal Proceedings”, for a discussion on the McDonald Project). We wrote off the remaining $9.2 million of carrying value on this project at the end of the second quarter 2005.
The Keep Cool deposit is located two miles west of the McDonald Gold deposit in a similar rhyolitic horizon to McDonald. Keep Cool is believed to be a possible extension to the McDonald deposit and has only been delineated with a limited number of drill holes. About one third of the deposit is located on state mineral leases, now cancelled and the remainder on private lands.
Seven-Up Pete Deposit
The Seven-Up Pete property is part of the Seven-Up Pete Venture and is located seven miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The project consists of approximately 14 patented and 5 unpatented mining claims and most of the property is subject to a 5% net smelter returns royalty. Discussions are being held with owners of a portion of the mineral interests on the property for the purpose of perfecting our interest on their part of the property.
Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the Seven-Up Pete property. By 1993, the total drilling on the property was 378 holes totaling 159,410 feet of drilling. In addition, some 8,000 feet of surface trenching was completed. A Preliminary Feasibility Study was completed in January 1993, updating an earlier 1991 study.
The earlier studies utilized cyanide based gold recovery systems. State law currently prohibits the development of the Seven-Up Pete deposit as an open pit mine using conventional cyanide recovery technology. As a result, we have retained a reputable lab to conduct conventional gravity and froth flotation recovery analysis on bulk samples from the deposit. Initial results are promising, but substantial additional testwork is required to determine if this process route is viable. Final viability of a metallurgical process can only be determined through feasibility study to determine the economics of the project utilizing the new process route. Prior to development of the Seven-Up Pete deposit at any time in the future, an Environmental Impact Statement would need to be prepared and permitting approval would have to be gained.
The Seven-Up Pete property is covered by middle Tertiary andesitic volcanic rocks. The most important controls on mineralization at Seven-Up Pete are north to northwest-trending faults that have localized quartz-pyrite-precious metal mineralization. The structures generally dip to the west and can be up to 150 feet wide. Gold and silver occur in high grade quartz veins that are localized near the margins of the shear zone, as well as in lower grade shattered zones between the high grade veins. Gold mineralization occurs as free gold as well as submicroscopic particles associated with pyrite. A 2006 study performed utilizing the 1993 Feasibility Study mineral model without validation, indicates that unconstrained mineralized material associated with Seven-Up Pete controlled property totals 17 million tons at a grade of 0.035 ounces of gold per ton at a cutoff grade of 0.02 opt gold. This cutoff grade may be reflective of an appropriate cutoff grade for an open pit mine with a conventional grind/gravity/flotation recovery process.
Environmental Regulation
The Seven-Up Pete deposit occurs on patented mining claims within a U.S. National Forest. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on the property. There are no assurances that all needed permits will be issued nor that, in the event they are issued, such issuance will be timely, nor that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction and operation of the project.
Mining activity in the U.S. is subject to the granting of numerous permits under applicable Federal and State statutes, including, but not limited to, the National Environmental Policy Act, the Clean Water Act, the Clean Air Act, and the Montana Environmental Policy Act. It is not legal to engage in mining activity without securing the permits required by these and other statutes. Initiation of gold production at the Seven-Up Pete deposit will thus require the granting of numerous permits, some of which are discretionary. We cannot at this time see any issues with this project concept that may impact the legal feasibility of the permitting process.
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
Reward Property
We control approximately 1,600 acres in southwestern Nye County about 5.5 miles south-southeast of Beatty, NV. The legal description of the project area is Township 12 South, Range 47 East, Sections 33-36, Township 13 South, Range 47E, Sections 2-4, 9-11, 16, Mount Diablo Meridian. We hold 16 unpatented lode claims and 6 unpatented placer claims under three mining leases, which expire in 2024 and 2025. In addition, we own 84 unpatented lode claims, bringing our land package to a total of 100 lode claims and 6 placer claims on BLM administered land.
The Reward property contains an intensely sheeted, north-south shear zone and associated veins, which vary from steeply dipping to modest dip (45 degrees) to the east, within a sequence of quartzitic beds, schists, and dolomites. The Reward gold-mineralized structure has been sampled by more than 287 holes totaling 100,825 feet drilled by a number of mining entities over the past 15 years. Gold mineralization has been encountered over a strike length of more than 2,400 feet and to a depth of 400 feet along the Reward structure. The width of mineralization within the structural zone ranges from a few feet to up to 200 feet. The mineralized structure remains open and untested at depth and along strike to the south. Initial metallurgical test work conducted by previous owners indicates that the gold contained in the mineralized rock at Reward is amenable to recovery by conventional cyanide heap-leaching.
Chlumsky, Armbrust & Meyer (CAM), a mining engineering consulting firm based in Lakewood, Colorado, has completed a pre-feasibility study for the Reward project in January 2006. The pre-feasibility study is based on a $425 gold price, $7.6 million in new capital expenditures, transfer of mobile equipment from the Briggs Mine, and contract crushing. Cash cost of operation would average $330 per ounce over a four year project life.
The project concept includes conventional open pit mining to deliver precious metal ore at a rate of 1.6 million tons per year over two years of mining. Leach operations would be conducted over a five year period. The ore would be crushed to >3/4 inch size and placed on a lined pad to be leached using conventional cyanide heap leach methodology. Solution from the pad would be circulated through carbon towers, where gold would be collected on the carbon. The carbon would then be transported to the Briggs Mine where gold would be recovered using existing equipment to produce gold doré, which would be sold to refineries. This project concept is essentially identical to the concept that was previously permitted in 2000 for options at the site by the previous owner.
The study developed a pit containing a diluted probable reserve of 2.6 million tons averaging 0.0315 ounces per ton (opt) of gold utilizing a 0.011 opt cut-off grade. Additionally, the mineralized material within the ultimate pits totals 0.74 million tons averaging 0.028 opt of gold. The life of mine stripping ratio was determined to be 1.68 tons of waste per ton of ore. A gold price of $400 per ounce was utilized in the analysis. The report recommends that additional drilling be conducted to improve the confidence level for reserve estimation. Additional metallurgical sampling and geotechnical analysis for pit slope angles is also recommended. We are planning to conduct drilling operations at the site along with geotechnical, metallurgical and feasibility study activities in 2006.
Environmental Regulation
The Reward deposit occurs on unpatented mining claims on land administered by the BLM. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on the property. There are no assurances that all needed permits will be issued nor that, in the event they are issued, such issuance will be timely, nor that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction and operation of the project. The BLM issued an Environmental Assessment for the Reward project in 2000, which had been used as the basis for the issuance of required operating permits by the Nevada Department of Environmental Protection. The permits were voluntarily dropped by the former owner in 2001 and the property was released as the price of gold dropped below $300 per ounce. The formerly issued permits are not renewable. New environmental studies including an Environmental Assessment and permit applications must be submitted and issued before mining can commence on this property.
Converse Uranium Joint Venture
In the early 1980s, we conducted an aggressive uranium exploration program in the western U.S. Recently, we have made the decision to review our historic files and reactivate one of our prior projects located in Wyoming. We have acquired mineral rights on approximately 3,000 acres by claim staking in three separate locations within the program area, located along the southern end of the Powder River Basin in Wyoming. Drilling during 1981 and 1982 in the program area by us and a prior joint venture partner consisted of 88 drill holes for approximately 69,000 feet.

Wallis Ranch
Graves School
Douglas
Scott's Ranch
Shawnee
North
River
Orin Junction
CONVERSE CO.
PLATTE CO.

To Gillette
Bill
Rolling Hills
Glenrock
To Casper
Douglas
Esterbrook
20 Miles

Converse Co., Wyoming

Wyoming
Converse Co.

Explanation

- Major Road
- Secondary Road
- River
- Creek or Drainage
- Uranium Deposit

Converse Projects

Uranium Properties
Converse Co., Wyoming

Within the program area, uranium drill hole intercepts, as defined by down-hole gamma logging, identified the potential for multiple uranium roll front deposits. Uranium mineralization in the program area is hosted in the Chadron Formation, which is composed of sandstones, conglomerates, and red to green siltstones and claystones. The sandstones are lenticular in nature and average from 5 to 20 feet in thickness and occasionally range up to

45-feet thick. All of the claims are underlain by the uranium host rocks of the Chadron Formation. The Crow Butte uranium deposit, currently being mined by Crow Butte Resources Inc., a subsidiary of Cameco Corporation, using in situ leach methods, is also hosted in the sandstones of the Chadron Formation. Crow Butte is located in Nebraska about 80 miles to the east of our project area in Wyoming.
We have signed an exploration, development and operating agreement with New Horizons Uranium Corporation, a uranium exploration company, to form the Converse Joint Venture which covers a 2,000 square mile area of interest in Converse and Niobrara Counties, Wyoming. Included in the joint venture area are approximately 3,000 acres of mining claims and surface/mineral leases that we contributed. Under terms of the joint venture, New Horizon may earn up to 70 percent interest in the joint venture for the expenditure of $2 million over a five year period. An additional five percent interest may be earned by New Horizon by funding the completion of a feasibility study for a uranium deposit on the lands under investigation.
New Horizon was established in October 2005 as a company to acquire, explore, develop and operate uranium properties on a worldwide basis. We have developed a team of experienced uranium and mining specialists and are currently acquiring, exploring and advancing uranium properties to increase value utilizing modern uranium and mining technologies.
Hycroft Mine Transaction
In January 2005, we entered into an option agreement to purchase the Hycroft Mine located in Nevada from Vista Gold Corporation. The agreement provided for us to expend $0.5 million in development, exploration drilling and mine engineering which was completed during a six-month option period. At any time during the six-month period, we could exercise the option to purchase the Hycroft Mine for $4.0 million in cash plus equity in the form of units. Each unit would consist of one share of common stock and a warrant to purchase one-half share of common stock. On August 8, 2005, we announced our decision not to exercise our option to purchase the Hycroft Mine.
PRINCIPAL EXPLORATION PROPERTIES
The status of exploration activities on our major exploration properties is described below. The properties described are believed to be the most significant of our current inventory. However, that inventory is constantly changing and it is to be expected that some of the properties discussed will eventually be joint-ventured, marketed or abandoned, and that other properties currently owned or acquired will become the object of more intensive exploration activities in the future.
Briggs/Panamint Properties
General
Outside the Briggs Mine, we have defined several advanced stage exploration targets within and adjacent to our Briggs area claim block. The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. Since the discovery of the Briggs gold deposit, we had developed a detailed geological understanding of this deposit type. Using this knowledge, we have identified significant gold mineralization in the Briggs area extending for 5 miles along the western flank of the Panamint Mountain Range. Areas identified within this block (from south to north) with indicated potential to host gold mineralization include Goldtooth, Briggs, North Briggs, Jackson, and Cecil R deposits.
In the fourth quarter of 2005 we commenced drilling at Goldtooth and North Briggs. The projected mineralized feeder zone at North Briggs has not yet been located, but there is a strong opportunity that the mineralization at North Briggs was introduced along the same vertical feeder structures that introduced the mineralization to the south at the Briggs and Goldtooth deposits. Thus, the first priority exploration target in the Panamint District is to test offsets to the north and east at North Briggs.
In addition, a separate, drilled target of significant gold mineralization is the Cecil R located four miles north of the Briggs Mine and within our claims in the Panamint District. A total of 52 drill holes have been completed in the Cecil R deposit, which define an area of contiguous mineralization. An in-house model of this area completed in 2005 shows mineralized material of 24.5 million tons at a grade of 0.033 opt gold, using a cutoff grade of 0.015 opt for this deposit. We have developed plans for additional drilling on this deposit in 2006 targeting potential extensions along strike from known mineralization in both directions. A second zone, the Jackson deposit is an area of anomalous gold values, which has been sampled in surface rocks along a 2,000 foot structural zone. This potential deposit is located about two to three miles north of Briggs. A limited amount of drilling has been completed on this target. This same structural zone may be the feeder conduit for the gold mineralization at Cecil R, 8,000 feet to the north. The Cecil R/Jackson area represents a significant target for further exploration drilling in efforts to develop the next gold deposit in the Panamint District.
We have conducted reconnaissance and detailed mapping and geochemical sampling of nearly the entire claim block. An aerial geophysical program was conducted across the entire claim block in 1996 and was followed up with ground reconnaissance in 1997. The geophysical and geochemical data will be used to assist further exploration for concealed gold deposits on the property.
Environmental Regulation
On December 12, 2002, the California State Mining and Geology Board (CSMGB) enacted an Emergency Backfill Regulation, for 120 days, that essentially requires that all future metal mines be backfilled with certain exceptions to the original contour of the landscape. On April 10, 2003, the CSMGB made this Backfill Regulation permanent. In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (CDCA), new open-pit metal mine projects must be backfilled during reclamation. Briggs project is located in the Panamint Range within the designated limited use land of the CDCA and the nearby Timbisha Shoshone Native American tribe has stated that they consider the entire project area to be sacred. Any new open pit developments on our properties outside the existing Briggs plan of operations area may be required to comply with these regulations, although the Bill recognizes that under certain circumstances existing permit areas may be extended to incorporate mining locations necessary for the continued operation or expansion of the existing operation without the backfilling requirement.
Montana Properties
We own, through our wholly-owned subsidiary, CR Montana Corporation, approximately 900,000 acres of mineral rights and fee lands in western Montana. The fee mineral rights underlie surface rights owned by other parties. The lands and mineral rights are comprised primarily of lands assembled in the early 1900s by The Anaconda Company for their timber and mineral potential. The lands occur in fourteen counties in the mountainous terrain west of the Continental Divide, with most of the lands being located within fifty miles east and west of Missoula, extending to the Idaho State line, and within sixty miles west of Kalispell in northwestern Montana. The mineral rights and fee lands contain many known occurrences of mineral commodities including gold, silver, copper, barite and phosphate. We are currently evaluating the potential for developing exploration joint ventures on these properties.
Investment In Gold Resources Corporation
During 2003, we entered into an agreement with Gold Resource Corporation, a Colorado corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. In August 2004, we elected not to proceed with further financing and, as a consideration for our funding of $0.5 million of exploration, engineering, and metallurgical test work performed on the property, received 1.2 million shares of Gold Resources Corporation common stock. As of December 31, 2005, we own approximately 6.6% of its outstanding shares. If Gold Resources wishes to issue additional shares, we have the right of first offer. The carrying value of these shares of common stock were expensed in prior years as exploration costs.
Latin American Exploration
Argentina
In July 1997, CR International Corporation (CRIC), our wholly-owned subsidiary, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Mina Cancha property located in Argentina. In 2002, CRIC received approximately $1.5 million in negotiated final payments of the initial purchase price, with the retention of a 2.5% net smelter return royalty on any production from the property. The Mina Cancha property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property controlled by Meridian Gold Inc. Development of this property has been subject to local opposition. As a result, we are uncertain if any value can be derived from our ownership of this royalty.
CLOSURE PROPERTIES
Kendall Mine
General
The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. The property rights we control include approximately 1,052 acres in 70 patented claims and fee land. We acquired most of the patented mining claims (approximately 981 acres) through the purchase of all of the common shares of Judith Gold Corporation in January 2001. The Kendall Mine was developed as an open-pit, heap-leach gold mine in September 1988, under the management of the Kendall Venture, a joint venture between us and Addwest Gold, Inc. (Addwest). On January 26, 1990, we acquired all of the issued and outstanding common stock of Addwest and through our wholly-owned subsidiary, CR Kendall Corporation, became the operator and sole owner of the operating interest in the Kendall Mine.
Operations
Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January 1995. Leaching of the remaining gold in the heap leach pads continued through early 1998. All economic gold has now been recovered, and the mine is currently in a reclamation and closure mode. The Kendall Mine produced approximately 302,000 ounces of gold and approximately 136,000 ounces of silver from 1988 through 1998. From 1998 through 2005, we continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and re-vegetation of waste rock dump surfaces.
Environmental Regulation & Reclamation
The Kendall Mine operates under permits issued by the Montana Department of Environmental Quality (DEQ) and other regulatory agencies. A life of mine permit was granted by the DEQ on November 1, 1989. We are negotiating details of final mine closure with the DEQ. The DEQ has approved the portions of the closure plan related to re-contouring, re-vegetation, drainage and heap dewatering. Discussions of long-term water handling and heap closure methods continue.
In early 1996, we installed a system to capture and collect drainage from certain mine facilities. The DEQ and the Environmental Protection Agency inspected the system subsequent to its initial installation and agreed on system improvements which were completed. We will maintain, monitor, and, if necessary, improve the system until the DEQ determines that the system is no longer needed. In 2005, a Helena, Montana based firm performed laboratory column testwork to assess if treatment of drainage from the Kendall Mine facilities using organic reaction zones would be feasible. The column test results were successful. All of the constituents that may require treatment were effectively treated to achieve required water quality standards. These positive results were presented to the DEQ along with a minor permit amendment request to allow construction of a test facility. The permit amendment was approved. This facility will be used to potentially demonstrate the effectiveness of this approach to long term water management. Construction of the initial phase of the facility has commenced. The goal of this system is to demonstrate an effective and low maintenance system for long term water management at the site.
The Kendall Mine permit area covers some 1,040.4 acres of which some 446.3 acres were disturbed through the mining process. As of December 31, 2005, a total of 258.7 acres or 70.3% of the disturbed area had been reclaimed including contouring, topsoil placement, seeding and re-vegetation. Contouring of all remaining areas will be substantially complete by end of first quarter 2006. Final reclamation will require redistribution of topsoil, reseeding of some disturbed areas, final capping of the contoured heap leach pads and implementation of a long term water management system. We have spent approximately $10.3 million on reclamation and closure activities at the Kendall mine site through December 31, 2005. We have approximately $2.0 million on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.
In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of reclamation at Kendall. We desired to complete capping and re-vegetation of the leach pad areas during 2004, as well, but were ordered by the DEQ not to conduct the capping pending outcome of the DEQ’s EIS for ultimate reclamation of the Kendall mine site. Our estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.
Regulatory agencies must give final approval to all closure measures and be satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with mine closure. The Kendall Mine uses internal and external technical and legal experts to monitor and ensure environmental compliance. We believe the operation is currently in material compliance with all environmental and safety regulations.
TITLE TO PROPERTY
U.S. Mineral Properties
Our U.S. mineral properties consist of fee mineral rights, leases covering state and private lands, leases of unpatented mining claims, and unpatented mining claims located or otherwise acquired. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims; this uncertainty is inherent in the mining industry. A holder of an unpatented mining claim, mill or tunnel site claim must pay a maintenance fee to the U.S. of $125 per claim per year for each assessment year instead of performing assessment work. In addition, a payment of $170 per claim is required for each new claim located and State law might require performance of assessment work.
The present status of our unpatented mining claims located on public lands of the U.S. allows us as claimant, and subject to appropriate regulations, the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims.
LEASED PROPERTY
We lease approximately 4,306 square feet of office space and additional storage space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2007. Rent is presently $7,000 per month including our prorata share of building operating costs. We maintain additional storage and/or facilities in Lincoln, Montana and Ridgecrest, California on a month-to-month basis.
ITEM 3 LEGAL PROCEEDINGS
CR Kendall — Water Rights Lawsuit
In October 2001, a Plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. We have taken the position that the allegations are without merit and believe that we will prevail in this matter.
In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with our auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2005, $281,300, which includes interest earned on the funds remitted, is held by the Court as required by the Order.
CR Kendall-Clean Water Act Lawsuit
In March 2004, the Montana Environmental Information Center and Earthworks/Mineral Policy Center brought civil action before the U.S. District Court for the District of Montana against CR Kendall Corporation and Canyon Resources claiming that the defendants have polluted waters of the U.S. with their operations at the Kendall Mine, near Lewistown, Montana. On February 2, 2006, U.S. District Court of Montana, Helena Division, dismissed this case without prejudice.
McDonald Gold Project — Takings Suit
The McDonald deposit and the gold occurrence at Keep Cool were discovered and drilled by our wholly-owned Seven-Up Pete Venture. This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching. This technology was made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137 and re-enforced with the defeat of I-147, designed to repeal I-137, on November 2, 2004. This was a first of its kind legislation in the U.S.
We, along with the Seven-Up Pete Venture (SPV), and co-plaintiffs filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties. By the time the initiative passed, the SPV had spent over $70 million drilling, permitting and engineering on its properties, including the McDonald gold project. The passage of this initiative rendered the McDonald property worthless as no other gold recovery process technology has been proven to be economically viable for these ores. We filed complaints before Montana state courts to recover the taken value of our properties, protect our mining leases and question the legality of the I-137 initiative. We were defeated in lower courts and appealed our case to the Montana Supreme Court. On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. The Montana Supreme Court also affirmed cancellation of the SPV’s State mining leases. On July 19, 2005, the SPV filed its motion to reinstate its reserved Federal claim in the U.S. District Court for the District of Montana in Helena, Montana. On November 4, 2005, our wholly-owned subsidiary, the SPV, combined with private plaintiffs, filed a Petition for Writ of Certiorari with the U.S. Supreme Court, seeking review of the Montana State Supreme Court decision, and meeting the statutory deadline for filing such petition. On January 27, 2006, the U.S. District Court denied the motion to reopen the reserved federal takings claims because of the pending petition to the U.S. Supreme Court, but said the motion may be refiled once the Montana Supreme Court decision has been finalized by action of the U.S. Supreme Court. On February 21, 2006, the U.S. Supreme Court denied grant of certiorari. A motion was filed that day to reopen the federal takings claim in the U.S. District Court.

The Montana Supreme court ruling cancelled our rights to those portions of the McDonald and Keep Cool deposits covered by state mineral leases. This ruling did not impact the Seven-Up Pete deposit since it is located entirely on private lands.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were brought to a vote of security holders in the fourth quarter of 2005.
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on AMEX under the symbol “CAU.” The following table reflects the quarterly high and low sales prices for our common stock during 2005 and 2004.

	Common Stock
2005	High	Low

Fourth Quarter	$1.15	$0.65
Third Quarter	$0.80	$0.57
Second Quarter	$0.82	$0.62
First Quarter	$1.32	$0.70

2004	High	Low

Fourth Quarter	$4.08	$1.06
Third Quarter	$4.82	$3.51
Second Quarter	$4.81	$2.26
First Quarter	$5.36	$3.33
During the first quarter of 2006 up to March 20, 2006, the high, low, and close prices for our common stock were $0.97, $0.74, and $0.85, respectively.
As of March 20, 2006, there were 1,047 holders of record of our common stock. The number of shareholders who beneficially own shares of common stock in nominee or “street” name or through similar arrangements is estimated by us to be approximately 4,831.
As of March 20, 2006, there were outstanding 38,320,533 shares of common stock.
Dividends
Since our inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that we will use any earnings to finance our growth and that dividends will not be paid to shareholders.
Issues of Unregistered Securities
On September 1, 2005, we issued an option to purchase 50,000 shares of our common stock to a consultant hired by us to provide investor relations services. The option has an exercise price of $0.80 per share, a term of two years, and is immediately exercisable. The option was issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities act of 1933, as amended. The option was subsequently cancelled and on December 22, 2005, we issued replacement warrants to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share, a term of two years. The warrants were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities act of 1933, as amended.
ITEM 6 SELECTED FINANCIAL DATA
The following table presents selected information regarding our financial condition and results of operations over the past five years.

	December 31,
	2005	2004	2003	2002	2001
Summary of Consolidated Balance Sheets
Working Capital	$4,195,500	$2,462,100	$4,887,400	$2,887,200	$1,175,100
Current Assets	6,183,700	7,741,900	9,503,300	9,495,100	9,791,600
Total Assets	14,646,700	25,615,000	33,313,200	35,456,200	41,245,600
Current Liabilities	1,988,200	5,279,800	4,615,900	6,607,900	8,616,500
Long-term Obligations	5,769,500	4,231,200	6,003,800	3,922,600	6,492,400
Total Liabilities	7,757,700	9,511,000	10,619,700	10,530,500	15,108,900
Common Stockholders’ Equity	6,889,000	16,104,000	22,693,500	24,925,700	26,136,700

Summary of Consolidated Statements of Operations
Sales	$4,140,300	$11,813,900	$13,010,100	$17,377,100	$28,126,000
Income (Loss) Before Extraordinary Items and Cumulative Effect of Change in Accounting Principle			(14,130,500)
Net Income (Loss)	(15,647,800)	(17,386,400)	(14,142,200)	(3,074,200)	(3,764,500)
Net Income (Loss) Per Share
Basic and Diluted (1)	(0.46)	(0.62)	(0.63)	(0.16)	(0.27)

(1)	Common stock equivalents would be anti-dilutive during all years presented as Canyon recorded net losses.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our cash and cash equivalents increased $1.0 million from December 31, 2004 to December 31, 2005, primarily due to two equity financings which resulted in proceeds of $5.5 million. These inflows allowed us to absorb negative operating cash flow of $3.2 million, pay off debentures of $0.9 million, and the acquisition of properties of $0.3 million. We ended the year with $5.6 million of cash and cash equivalents.
Operating losses were $16.0 million, $17.3 million and $14.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following summary is the significant annual changes in the consolidated statement of operations in 2005 compared to 2004:
•	Revenues decreased by $7.7 million to $4.4 million due to ceasing mining activities in April 2004.

•	Cost of sales decreased by $7.4 million to $3.2 million which is in relation to the decrease in revenues due to our lack of mining activities.

•	Depreciation, depletion, and amortization decreased by $3.9 million due primarily to the impairment of $9.2 million of McDonald mineral leases, which was being amortized on a straight line basis.

•	Selling, general and administrative expenses decreased $4.6 million due primarily to the 2004 spending on the I-147 campaign in an unsuccessful effort to overturn the anti-cyanide initiative I-137.

•	Exploration costs increased $1.1 million due primarily to the evaluation of the Hycroft property and infill drilling at Briggs.

•	Asset retirement obligations decreased by $4.0 million due primarily to large adjustments to the asset retirement obligations in 2004.

•	Debenture conversion expense of $0.4 million was recognized related to the conversion of a portion of the debentures in March 2005.
Revenues continued to decline year over year, due to lower production levels as no new ore was placed on the heap leach pads since April 2004. The Briggs operation reached the end of its current gold recovery plan with current revenue derived from ore previously placed on the heap leach pad. Revenues of $4.1 million in 2005 declined 65% and 68% from revenue levels in 2004 and 2003, respectively. Our lower production levels did not allow us to take full advantage of improving spot gold prices of $447 per ounce in 2005 as compared to $400 per ounce in 2004 and $347 per ounce in 2003.
On June 8, 2005, the Montana Supreme Court (1) upheld the anti-cyanide initiative, I-137, (2) affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of our mineral leases with the State of Montana, and (3) denied our takings compensation claim. Accordingly, we wrote off our $9.2 million carrying value for the McDonald mineral leases during the second quarter of 2005.
The Briggs Mine, located in southeastern California, produced 9,289 ounces of gold and 1,700 ounces of silver, which represents all of our production during 2005. Briggs is continuing reclamation activities including re-contouring, capping, and re-vegetation of the non-ore piles on the property while reviewing the possible re-start on the mine.
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and in re-contouring the leach pads and pit areas.
Recent development activities included the acquisition and pre-feasibility study of the Reward property located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Exploration activities during 2005 included infill drilling around the Briggs Mine and the optioning, evaluation and subsequent release of the Hycroft property located in Nevada.

Our financing of exploration on the El Aguila property, Oaxaca, Mexico, in 2003 and 2004 resulted in the conversion of our investment into shares of common stock of the company which owns the mineral rights. We currently hold 1.2 million shares of common stock which represents approximately 6.6% of the outstanding shares.
Critical Accounting Policies and Estimates
The ensuing discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and contained within this Annual Report on Form 10-K. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following significant assumptions and estimates affect our more critical practices and accounting policies used in the preparation of our consolidated financial statements.
Reserves: We have not declared a mineral reserve since year-end 2001 but reported mineralized material commencing at year-end 2002. When we have producing mines or are developing a mine we estimate our ore reserves at least on an annual basis. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. We use our ore reserve estimates in determining the unit basis for mine depreciation and amortization of closure costs. Changes in ore reserve estimates could significantly affect these items.
We produce gold at our Briggs Mine using the heap leach process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. We must make certain estimates regarding this overall process, the most significant of which are the amount and timing of gold to be recovered. Although we can calculate with reasonable certainty the tonnage and grades of gold ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed or run-of-mine) and the particular mineralogy of a deposit being mined. We base our estimates on laboratory leaching models, which approximate the recovery from gold ore under leach on the heap. From this data, we estimate the amount of gold that can be recovered and the time it will take for recovery. We continually monitor the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the exact amount of gold remaining under leach, we calculate, or derive the amount, by taking the difference between the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré.
Inventories: We must capture and classify our inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include (1) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to (1) all direct costs incurred in the leaching and refining processes, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As our estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. The Briggs Mine stopped loading ore on the heap leach pad in April 2004 and we stopped active leaching with cyanide in March 2005. Recent gold production has occurred during the final rinsing process of the heap leach pad which is expected to last until mid-year 2006.
Asset Retirement Obligations: On January 1, 2003, we became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in our Statement of Operations.
When a mine is shut down and begins the final reclamation we may decide to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall mine and the Seven-Up Pete Venture are recorded on an undiscounted basis.
Impairments: We have recorded asset impairments of $9.2 million, $0.0 million, and $3.4 million, during 2005, 2004 and 2003, respectively, based on the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and effective January 1, 2002.
We evaluate the carrying value of our producing properties, equipment and mining claims and leases when events or changes in circumstances indicate that the properties may be impaired, but not less than annually. For producing properties and equipment, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Impairments of mining claims and leases are based on their fair value, which would generally be assessed with reference to comparable property sales transactions in the market place.
Derivatives Instruments and Hedging Activities : Beginning in 2000, the accounting for derivative instruments and hedging activities has been guided by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133. That guidance requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure.

During 2004 and 2003, we had used derivative financial instruments to manage well defined market risks associated with fluctuating gold prices. Floating rate forward sales contracts were used to manage our exposure to gold prices on a portion of future gold production. These derivative instruments were not designated as hedges and were recognized as assets or liabilities and marked-to-market quarterly with changes recorded in earnings. On settlement of a contract, against which we have delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if we had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). As of December 31, 2005, we did not have any open derivative contracts.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R requires that goods or services received in exchange for share-based payments result in a cost that is recognizable in the financial statements; that cost should be recognized in the income statement as an expense when the goods or services are consumed by the enterprise. We will adopt SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. The effect on net income from employee stock options issued in 2005 or earlier and vesting in 2006 is approximately $20,300.
We currently apply the intrinsic value method in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost is currently recognized for stock option grants. Had compensation cost for the options been recognized based on market value at grant dates as prescribed by SFAS No. 123R, our net income would have been reduced by $294,700, $351,300 and $672,900 for the year ended 2005, 2004 and 2003, respectively.
Income Taxes: We must use significant judgment in assessing our ability to generate future taxable income to realize the benefit of our deferred tax assets, which are principally in the form of net operating loss carry forwards and in applying a valuation allowance to all or part of these deferred tax assets using a “more likely than not” criterion.
Potential Litigation Liabilities: We are subject to litigation as the result of our business operations and transactions. We utilize external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, net income will be affected.
RESULTS OF OPERATIONS
2005 Compared to 2004
We recorded a net loss of $15.6 million, or $0.46 per share, on revenues of $4.1 million in 2005. This compares to a net loss of $17.4 million, or $0.62 per share, on revenues of $11.8 million in 2004.
During 2005, we sold 9,263 ounces of gold and 2,116 ounces of silver at an average realized price of $447 per equivalent gold ounce. During 2004, we sold 29,515 ounces of gold and 8,700 ounces of silver at an average realized price of $400 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $445 and $409 per ounce in 2005 and 2004, respectively. All of the revenues in 2005 and 2004 were from domestic activities.

The following table summarizes our gold deliveries and revenues in 2005 and 2004.

	2005			2004
	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000’s	Ounces	Per Oz.	$000’s
Deliveries
Forwards	—	—	—	3,820	$378	$1,442
Spot sales	9,263	$445	4,125	25,695	$401	10,316
Cash settlement of forwards	—	—	—	—	—	—

	9,263	$445	4,125	29,515	$398	11,758
Other transactions
Silver proceeds	—	—	15	—	—	56

	9,263	$447	$4,140	29,515	$400	$11,814

Cost of sales was $3.2 million in 2005 compared to $10.7 million in 2004. These amounts include write downs of inventories at the Briggs Mine to net realizable value of $0.1 million in 2005 compared to $1.1 million in 2004. The write-downs of inventories were a result of high unit costs of production resulting from lower production levels. In 2005 and 2004, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of our production operations.
Depreciation, depletion, and amortization was lower in 2005 due to the carrying values for the McDonald undeveloped mineral leases being written down by $9.2 million in 2005 as a result of a June 8, 2005 decision by the Montana Supreme Court canceling the state mineral leases and the reclassification of the Seven-Up Pete property from undeveloped mineral claims to mining claims and leases which are reviewed at least annually for impairment and no longer amortized. There were no property impairments recorded in 2004.
Selling, general, and administration expenses were lower in 2005 due to our $3.4 million contribution during 2004 in the funding of the I-147 campaign in Montana.
Development activities during 2005 included the acquisition and pre-feasibility study of the Reward property located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Development activities in 2004 consisted of preacquisition work on the Reward property. Exploration activities during 2005 amounted to $1.6 million and included infill drilling around the Briggs Mine and the optioning, evaluation and subsequent release of the Hycroft property located in Nevada, compared to exploration spending of $0.5 million in 2004 which related primarily to holding costs on the Seven-Up Pete Venture and funding exploration spending for Gold Resources Corporation.
Increases in asset retirement obligations resulted in expense of $1.4 million and $5.4 million in 2005 and 2004, respectively. The expense in 2005 was the result of a combination of completion delays caused by continued gold production from the leach pad, initiation of a drilling program to determine the potential of further mining; addition of reclamation resulting from the repurchase of the Briggs crushing plant and higher fuel related costs at the Briggs Mine totaling $1.0 million and the establishment of the reclamation of drill holes and roads at the McDonald Gold Project totaling $0.4 million. In 2004, the Briggs Mine had decreased availabilities of equipment in the fourth quarter; adverse weather conditions during the fourth quarter (abnormal rainfall) which hindered access to the mine and slowed haul times for topsoil placement, and engineering changes to topsoil placement roads to provide safer access for haulage and dumping totaling $1.0 million. We held discussions with the Montana Department of Environmental Quality (DEQ) in 2004 concerning reclamation at the Kendall Mine. The discussion resulted in a modified reclamation plan to include items which had been developed by an engineering contractor to the DEQ to reflect the anticipated installation of a passive water treatment system. The changes resulted in an increase of the Kendall closure estimate by $4.4 million.
In March 2005, we induced the conversion to equity of a portion of our outstanding debenture liabilities, which resulted in the recording of $0.4 million of expense compared to nil in 2004.

The approximately 2.9 million warrants that we issued in connection with our December 2, 2005 private placement were determined to be a liability with an initial estimated fair value of $0.6 million. At year-end, the fair value of warrant liability was estimated to be $0.4 million and the $0.2 million decrease in warrant liability was recorded as a gain on derivative instruments.
There was no current or deferred provision for income taxes during 2005 or 2004. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we have recorded a full valuation allowance on our net deferred tax assets in 2005 and 2004.
Our costs for fuel increased significantly in 2005 compared to 2004 which is a significant operating and reclamation expense in 2005. We expect high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation to have a potential significant impact on continuing operations in the future.
2004 Compared to 2003
We recorded a net loss of $17.4 million, or $0.62 per share, on revenues of $11.8 million in 2004. This compares to a net loss of $14.1 million, or $0.63 per share, on revenues of $13.0 million in 2003.
During 2004, we sold 29,515 ounces of gold and 8,700 ounces of silver at an average realized price of $400 per equivalent gold ounce. During 2003, we sold 37,506 ounces of gold and 13,943 ounces of silver at an average realized price of $347 per equivalent gold ounce. The New York Commodity Exchange (COMEX) daily closing gold prices averaged $409 per ounce in 2004 and $364 per ounce in 2003. All of our revenues in 2004 and 2003 were from domestic activities.
The following table summarizes our gold deliveries and revenues in 2004 and 2003.

	2004			2003
	Gold	Average Price	Revenue	Gold	Average Price	Revenue
	Ounces	Per Oz.	$000’s	Ounces	Per Oz.	$000’s
Deliveries
Forwards	3,820	$378	$1,442	15,380	$341	$5,243
Spot sales	25,695	$401	10,316	22,126	$356	7,872
Cash settlement of forwards	—	—	—	—	—	(173)
Deferred income	—	—	—	—	—	—

	29,515	$398	11,758	37,506	$345	12,942
Other transactions
Silver proceeds	—	—	56	—	—	68

	29,515	$400	$11,814	37,506	$347	$13,010

Cost of sales was $10.7 million in 2004 compared to $14.1 million in 2003. These amounts include write downs of inventories at the Briggs Mine to net realizable value of $1.1 million in 2004 compared to $1.6 million in 2003. The large write-downs of inventories were a result of high unit costs of production resulting from lower production levels. In 2004 and 2003, cost of sales includes all direct and indirect costs of mining, crushing, processing, and overhead expenses of our production operations.
Depreciation, depletion, and amortization were higher in 2004 due to a greater number of recoverable ounces mined as we finished mining of the high grade North Briggs layback.
Selling, general, and administration expenses were higher in 2004 due to our participation in the funding of the I-147 campaign in Montana. For the twelve months ended December 31, 2004, we contributed $3.4 million to the I-147 campaign.

Exploration and development costs were lower in 2004 due to our primary focus on the I-147 campaign in Montana.
During 2003, we determined that certain gold ounces contained in sulfide ores were no longer economic, and as such, decreased the reserves at the Briggs Mine. As a consequence, we recorded a write down of $3.4 million on the mine’s long-lived assets.
The following table summarizes gains on asset dispositions we recognized during 2004 and 2003:

	$000s
	2004	2003
Sale of Briggs equipment	$295	$—
Sales of mineral property interests	(1)	85

	$294	$85

Our gains on derivative instruments related to our forward gold contracts of $0.1 million and $0.3 million in 2004 and 2003, respectively.
There was no current or deferred provision for income taxes during 2004 or 2003. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we recorded a full valuation allowance on our net deferred tax assets in 2004 and 2003.
Inflation did not have a material impact on operations in 2005, 2004 or 2003.
LIQUIDITY & CAPITAL RESOURCES
Liquidity
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash and revenue from operations, and cash raised from financing activities subsequent to year end. However, should we proceed with our plan to reopen the Briggs Mine, additional financing will be required including equipment purchase and repairs, waste stripping and other development costs. We do not have the capital resources sufficient to reopen and operate the Briggs Mine. In order to do so, we would need to seek funding from outside sources including equity, debt or both.
On December 2, 2005, we raised $2,373,009 through the sale of units, at $0.76 per unit, consisting of 3,300,004 shares of unregistered common stock, 1,650,003 Series A warrants with an exercise price of $1.30 per share, and 825,004 Series B warrants with an exercise price of $1.08 per share. Additionally, H.C. Wainwright & Co., Inc. acted as placement agent and received 115,500 Series A warrants, 57,750 Series B warrants, and 231,000 Series C warrants as part of its fee. The Series C warrants have an exercise price of $0.76 per share. The shares of common stock underlying the warrants were unregistered. In late December 2005, we filed an S-1 registration statement with the SEC to register the shares of common stock issued and the shares of common stock underlying the warrants.
On March 15, 2005, we raised $3,100,974 through the sale of units, at $0.721 per unit, consisting of 4,366,735 shares of registered common stock and 2,651,466 warrants. The shares of common stock were registered through a shelf registration statement declared effective by the SEC on February 27, 2004. The warrants are exercisable at a price of $1.03 per share of common stock from September 22, 2005 until March 14, 2008.
On March 1, 2005, our $2,424,000 convertible subordinated debentures became due. Debenture holders of $1,599,000 were paid the principal amounts of their notes in either cash or shares of common stock and warrants, and debenture holders of $825,000 agreed to extend the term of their debentures to March 1, 2011.
During 2004, debenture holders of $250,000 converted their principal amounts to 181,158 shares.

Our gold production has been trending downwards from a high of 97,443 ounces in 2001 to 9,289 ounces in 2005. This downward trend is expected to continue during 2006 unless we successfully reopen the Briggs Mine in late 2006 or early 2007. Our long-term liquidity will be impacted by the ultimate re-start of the Briggs Mine and successfully producing gold at a profit. Additionally, we are continually evaluating business opportunities such as joint ventures and mergers or acquisitions with the objective of creating additional cash flow to sustain us, provide a future source of funds for growth. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate would be materially adversely impacted.
Summary of 2005 Cash Flows
Our cash and cash equivalents increased $1.0 million during 2005 to $5.6 million at year-end. The increase was a result of net cash used in operations of $3.2 million, $4.5 million of net cash provided by financing activities, and $0.3 million for the acquisition of properties.
Operating Activities
Operations used $3.2 million of cash in 2005 as compared to using $8.3 million of cash in 2004. During 2003, operations used $1.0 million. The increase in 2005 operating cash flow as compared to 2004 was a result of lower unit cost of sales due to continued recoveries from the Briggs Mine leach pad over projected inventories and the lower expenditures related to the I-147 campaign in 2004.
Investing Activities
Capital Expenditures
Capital expenditures in 2005 totaled $0.3 million due to the acquisition of the Converse uranium and Reward properties and the repurchase of the Briggs crusher for $50,000 in cash and 500,000 shares of common stock which was valued at fair value at the date of issuance.
Capital expenditures in 2004 totaled $0.4 million that were related to the development of the North Briggs layback at the Briggs Mine.
Capital expenditures in 2003 totaled $3.2 million that were related to the development of the North Briggs layback at the Briggs Mine.
Asset Dispositions
During 2005, asset sales were negligible.
During 2004, we received proceeds of approximately $0.5 million from the sale of Briggs Mine mobile equipment.
During 2003, we received proceeds of approximately $0.2 million in connection with the sales of certain mineral property interests in western Montana.
Financing Activities
Common Stock Issued for Cash
In March 2005, we issued 4,366,700 shares of common stock at a price of $0.721 in a private placement raising approximately $3.1 million.

In December 2005, we issued 3,300,000 shares of common stock at a price of $0.76 per share raising approximately $2.4 million.
In 2005 we issued 10,000 shares of common stock from the exercise on employee stock options resulting in proceeds of $6,600.
In March 2004, we issued 1,631,000 shares of common stock under our shelf registration in a private placement at a price of $4.37 per share, raising approximately $7.1 million.
During the period March through September 2004, we issued 1,420,000 shares of common stock at a price of $1.67 per share, raising $2.4 million related to the exercise of warrants by holders of our August 2003 offering.
During the period February through October 2004, we issued 80,000 shares of common stock at a price of $1.98 per share, raising $0.2 million related to the exercise of warrants by holders of our September 2003 offering.
During 2004, exercise of director stock options resulted in proceeds of approximately $0.2 million and the issuing of 152,500 shares of our common stock.
In August 2003, we completed an exchange offer (“Offer”) with certain holders of outstanding warrants to purchase 1,602,800 shares of our common stock at a price of $1.67 per share. The Offer allowed, at the warrant holder’s option, the opportunity to exchange funds representing a new exercise price of $1.35 per share and the outstanding warrant in exchange for shares of common stock and a new warrant with an exercise price of $1.67 per share that expired on September 30, 2004. Warrants tendered to us in the Offer resulted in proceeds of approximately $1.9 million and our issuing 1,419,900 shares of our common stock and new warrants to purchase 1,419,900 shares of our common stock at an exercise price of $1.67 per share. Warrants not tendered in the Offer representing 182,900 shares of common stock were subsequently exercised at $1.67 per share resulting in proceeds of approximately $0.3 million and us issuing 182,900 shares of our common stock.
During the period September through October 2003, we issued 2,307,400 shares of common stock and warrants to purchase 2,307,400 shares of common stock in a private placement, raising approximately $4.1 million. The warrants have an expiration date of December 1, 2005, and are exercisable at a price of $1.98 per share through December 1, 2004, or at a price of $2.16 per share through December 1, 2005. As of December 31, 2003, warrants to purchase 27,800 shares of common stock had been exercised, resulting in proceeds of approximately $0.1 million.
During 2003, exercise of employee stock options resulted in proceeds of approximately $0.1 million and us issuing 109,200 shares of our common stock.
Debenture Sales
In March 2003, we completed a private placement financing of 6%, two year convertible debentures, raising approximately $3.3 million. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock, subject to certain adjustments, at any time at a conversion rate of $1.38 per share of common stock. During 2004 and 2003, approximately $0.3 million and $0.6 million were converted to 181,200 and 452,900 shares of common stock, respectively. In March 2005, our remaining $2,424,000 convertible subordinated debentures became due. Debenture holders of $1,599,000 were paid the principal amounts of their notes in either cash or shares of common stock and warrants, and debenture holders of $825,000 agreed to extend the term of their debenture to March 1, 2011.
Credit Arrangements
CR Briggs Loan Facility:

On December 6, 1995, our wholly-owned subsidiary, CR Briggs Corporation, obtained a $34.0 million loan facility to finance the capital requirements of mine construction and working capital for the Briggs Mine. The outstanding balance on this facility ($1.2 million) was paid off on February 28, 2003 with proceeds from the aforementioned sale of debentures.
Equipment Lease Buyouts:
We have arranged from time-to-time to finance certain equipment lease buy-outs with Caterpillar Finance. In January 2003, we exercised a lease purchase option to buy the mining fleet at the Briggs Mine for approximately $1.6 million at an interest rate of 6.75%. During 2004 and 2003, principal payments of approximately $1.0 million and $0.6 million, respectively, were made in connection with the financing. There were no equipment lease payments during 2005.
Surety Bonds:
Certain bonds have been issued aggregating $4.0 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2005, the surety held the following collateral for such bonds: (1) cash in the amount of $156,500; (2) a bank Letter of Credit in the amount of $249,000 which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana.
In 2000, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. We have not made any deposits to date, and have held discussions with the surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety could seek to terminate the bonds which could result in us becoming liable for the principal amounts under our collateral agreement with the surety.
In 2005 we began evaluating the re-start of the Briggs Mine, and any re-start may require additional reclamation bonds.
Purchase of the McDonald Gold Project:
On September 25, 1997, we, together with our wholly-owned subsidiary CR Montana Corporation (CR Montana), purchased a 72.25% participating interest and underlying assets in the SPV from CR Montana’s partner in the SPV, Phelps Dodge Corporation (Phelps Dodge). We and our wholly-owned subsidiary now own 100% of the SPV. We made an initial payment of $5 million and is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit (See “Other Matters — McDonald Gold Project — Takings Suit”). The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to us and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to us and CR Montana.
Contractual Obligations
Our contractual obligations are as follows:

		PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$825,000	$—	$—	$—	$825,000
Capital lease obligations	32,000	6,100	25,900	—	—
Operating lease obligations	134,200	84,000	50,200	—	—
Other long-term liabilities (2)	5,769,200	1,210,600	1,970,800	2,103,200	484,600

Total	$6,760,400	$1,300,700	$2,046,900	$2,103,200	$1,309,600

(1)	$825,000 of convertible debentures due March 1, 2011, which can be converted by the holder at any time to our common stock at a conversion rate of $1.38 per share of common stock.

(2)	Represents our asset retirement obligations for the Briggs Mine, Kendall reclamation property and the Seven-Up Pete Venture properties.
Off-Balance Sheet Arrangements
Not applicable.
Outlook
Operations
The Briggs Mine placed the last fresh ore on the heap leach pads in April 2004 due primarily to lack of mine development. It is expected that ore on the heap leach pad will be rinsed through May 2006 and result in production of approximately 1,700 ounces of gold in 2006. Reclamation of the waste dumps and leach pad began in 2004 and will continue through 2006. During 2006 we expect to spend approximately $0.3 million on Briggs Mine reclamation primarily to complete the reclamation of the existing leach pads which will not be used if the mine continues production. We are currently performing infill drilling between the Goldtooth and Briggs Main pits and have begun initial redevelopment activities at the Briggs Mine. It is expected that this data will result in a recalculation of ore reserves. Cost estimates for re-start of the operation will be prepared and we expect to finalize a new plan of operations for the Briggs Mine and processing facilities, utilizing mineralized material at Briggs, the satellite Cecil R deposit, and the nearby Reward deposit.
We expect to spend approximately $0.8 million on the Kendall Mine reclamation over the next twelve months.
We expect to spend approximately $0.2 million on the Seven-Up Pete Venture reclamation over the next twelve months.
Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.1 million in 2006.
Financing
At December 31, 2005, we had outstanding warrants issued in connection with previous transactions as follows:

Expiration Date	Underlying Shares	Strike Price
June 1, 2006	2,199,836	$2.16
December 1, 2006	882,754	$1.08
August 31, 2007	50,000	$0.80
March 14, 2008	2,651,466	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76

Total Warrants	7,780,559	$1.41	Weighted Average
Aggregate proceeds of approximately $10.9 million would be realized on exercise of these warrants.
Our 6% convertible debentures ($0.825 million and $2.4 million outstanding at year-end 2005 and 2004, respectively), are convertible by the holders to common stock at any time at a conversion rate of $1.38 per share of common stock. In March 2005, $1,599,000 of principal was either repaid or converted to common shares and $825,000 of the remaining debentures were extended to March 2011.

Other Matters
Federal Legislation
Legislation has been introduced in prior sessions of the U.S. Congress to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1872. To date, no such legislation has been enacted. The timing and exact nature of any mining law changes cannot presently be predicted, however, we will continue our active role in industry efforts to work with Congress to achieve responsible changes to mining law.
Gold Prices, Price Protection Arrangements, and Associated Risks
Our revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which we have no control. Our past price protection strategy was to provide an acceptable floor price for a portion of our production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. We had no gold related derivatives outstanding as of year-end 2005 and all gold sold during 2005 was sold at spot prices.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of December 31, 2005 we were not at risk related to gold related derivative instruments.
Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 will have no material impact on our financial reporting and disclosures.
In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 effective in the fourth quarter of 2005, which resulted in an increase in our asset retirement liabilities of $0.1 million due to the repurchase of the Briggs crushing plant.
At the March 2005 meeting, the EITF of FASB discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-6 will have no material impact on our financial reporting and disclosures.
In December 2004, the FASB issued SFAS No. 123(R) revised 2004, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The adoption of SFAS No. 123(R) is expected to increase compensation expense for employees and directors and the materiality of the impact will depend on the amount of stock options which vest and are granted in the future. The effect on net income from employee stock options issued in 2005 or earlier and vesting in 2006 is approximately $20,300.
Dividends
Since our inception, no cash dividends have been paid nor do we expect any to be paid for the foreseeable future.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Prices
Our earnings and cash flow are not expected to be significantly impacted by changes in the market price of gold during 2006 due to the limited gold production expected from the Briggs Mine that will result from rinsing the heap leach pads. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $445 per ounce. Gold is our primary product and, according to our estimates, a $10 change in the price of gold would result in a $17,000 change in pre-tax earnings and cash flows during 2006.
There is certain market risks associated with the forward gold contracts utilized in the past by us. If the contract counterparty fails to honor their contractual obligation, we may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if we fail to produce sufficient quantities of gold to meet our forward commitments, we would have to purchase the shortfall in the open market at prevailing prices. In addition, we could be subject to cash margin calls by counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations. At December 31, 2005 and 2004, we had no outstanding forward gold contracts.
Interest Rates
At December 31, 2005, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently we believe our interest rate risk is minimal.
Foreign Currency
The price of gold is denominated in U.S. dollars, and our current gold production operations and significant properties are located primarily in the U.S. We own foreign mineral rights primarily in the form of royalties which may create foreign currency exposure in the future when, and if, these foreign properties are placed in production.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Canyon Resources Corporation
Golden, Colorado
We have audited the consolidated balance sheets of Canyon Resources Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2005. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation as of December 31, 2005, and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Ehrhardt Keefe Steiner & Hottman P.C.
Ehrhardt Keefe Steiner & Hottman P.C.
February 24, 2006
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

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$5,649,200	$4,638,300
Restricted cash	281,300	274,800
Accounts receivable	16,400	769,000
Metal inventories	65,900	1,906,400
Prepaid and other current assets	170,900	153,400

Total current assets	6,183,700	7,741,900

Property and equipment, at cost
Mining Claims and Leases	5,400,900	—
Producing properties	7,098,700	6,443,500
Other	610,000	643,100

	13,109,600	7,086,600
Accumulated depreciation and depletion	(7,832,900)	(5,667,700)

Net property and equipment	5,276,700	1,418,900

Undeveloped mineral claims, net	—	13,359,500
Restricted cash	2,939,900	2,847,300
Other noncurrent assets	246,400	247,400

Total Assets	$14,646,700	$25,615,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$474,100	$446,300
Notes payable — current	—	2,412,700
Asset retirement obligations	1,210,600	2,007,700
Payroll liabilities	216,900	273,800
Other current liabilities	86,600	139,300

Total current liabilities	1,988,200	5,279,800

Notes payable — long term	825,000	—
Warrant liabilities	360,000	—
Capital leases — long term	25,900	—
Asset retirement obligations	4,558,600	4,231,200

Total liabilities	7,757,700	9,511,000

Commitments and contingencies (Note 11)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 38,320,500 at December 31, 2005; and 29,207,600 at December 31, 2004	383,200	292,100
Capital in excess of par value	133,949,900	127,608,200
Retained deficit	(127,444,100)	(111,796,300)

Total Stockholders’ Equity	6,889,000	16,104,000

Total Liabilities and Stockholders’ Equity	$14,646,700	$25,615,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
REVENUE
Sales	$4,140,300	$11,813,900	$13,010,100

EXPENSES
Cost of sales	3,214,400	10,651,400	14,067,900
Depreciation, depletion, and amortization	1,849,300	5,771,600	4,435,500
Selling, general and administrative	2,269,400	6,871,600	3,974,100
Exploration costs	1,619,900	507,700	1,368,500
Accretion expense	133,900	173,100	186,100
Impairment of long-lived assets	9,242,100	—	3,382,000
Asset retirement obligation	1,383,300	5,386,600	—
Debenture conversion expense	448,200	—	—
Gain on asset disposals	(7,000)	(294,200)	(85,300)

	20,153,500	29,067,800	27,328,800

Operating loss	(16,013,200)	(17,253,900)	(14,318,700)

OTHER INCOME (EXPENSE)
Interest income	215,500	106,700	52,300
Interest expense	(79,900)	(246,400)	(354,500)
Gain on derivative instruments	195,400	147,200	340,400
Other	34,400	(140,000)	150,000

	365,400	(132,500)	188,200

Loss before cumulative effect of change in accounting principle	(15,647,800)	(17,386,400)	(14,130,500)
Cumulative effect of change in accounting principle	—	—	(11,700)

Net loss	($15,647,800)	($17,386,400)	($14,142,200)

Basic and diluted net loss per share:	($0.46)	($0.62)	($0.63)

Basic and diluted weighted average shares outstanding	33,881,200	28,023,700	22,487,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital			Total
	Number of	At Par	In Excess	Deferred	Retained	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Equity

Balances, December 31, 2002	18,853,400	$188,500	$105,011,400	($6,500)	($80,267,700)	$24,925,700

Stock issued for cash	2,307,400	23,100	4,130,200	—	—	4,153,300
Stock issued in payment of goods and services	2,099,600	21,000	1,931,600	—	—	1,952,600
Other stock issued	140,700	1,400	194,000	—	—	195,400
Exercise of stock options	109,200	1,100	87,400	—	—	88,500
Exercise of warrants	1,630,600	16,300	2,261,100	—	—	2,277,400
Conversion of debentures	452,900	4,500	620,500	—	—	625,000
Beneficial conversion feature	—	—	155,700	—	—	155,700
Other equity changes	—	—	2,719,800	(257,700)	—	2,462,100
Net loss	—	—	—	—	(14,142,200)	(14,142,200)

Balances, December 31, 2003	25,593,800	$255,900	$117,111,700	($264,200)	($94,409,900)	$22,693,500

Stock issued for cash	1,631,000	16,300	7,111,000	—	—	7,127,300
Other stock issued	139,500	1,400	228,800	—	—	230,200
Exercise of stock options	162,500	1,600	178,600	—	—	180,200
Exercise of warrants	1,499,700	15,100	2,514,300	—	—	2,529,400
Conversion of debentures	181,100	1,800	248,200	—	—	250,000
Other equity changes	—	—	215,600	264,200	—	479,800
Net loss	—	—	—	—	(17,386,400)	(17,386,400)

Balances, December 31, 2004	29,207,600	$292,100	$127,608,200	—	($111,796,300)	$16,104,000

Stock issued for cash, net of Issuance costs of $182,500	7,666,700	76,700	4,841,800	—	—	4,918,500
Exercise of stock options	10,000	100	6,500	—	—	6,600
Other stock issued(1)	500,000	5,000	365,000	—	—	370,000
Conversion of debentures	936,200	9,300	665,700	—	—	675,000
Other equity changes(2)	—	—	14,500	—	—	14,500
Debenture conversion expense	—	—	448,200	—	—	448,200
Net loss			—	—	($15,647,800)	(15,647,800)

Balances, December 31, 2005	38,320,500	$383,200	$133,949,900	—	($127,444,100)	$6,889,000

(1)	Stock issued for repurchase of Briggs crusher.

(2)	Fair value of warrants issued for investor relations contract.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	($15,647,800)	($17,386,400)	($14,142,200)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,849,300	5,771,700	4,435,500
Amortization of deferred financing costs	—	—	12,200
Amortization of beneficial conversion feature	11,300	63,700	80,700
Debenture conversion expense	448,200	—	—
Impairment of inventory	143,100	1,133,000	1,568,000
Impairment of long-lived assets	9,242,100	—	3,382,000
Cumulative effect of change in accounting principle	—	—	11,700
Gain on asset dispositions	(7,000)	(294,200)	(85,300)
Gain on derivative instruments	—	(147,200)	(340,400)
Non-cash compensation expense	14,500	710,000	2,657,500
Provision for asset retirement obligation	1,383,300	5,386,600	—
Gain on mark to market of warrant liability	(195,400)	—	—
Accretion of asset retirement obligation	133,900	173,100	186,100
Write off of prepaid auction expenses	—	151,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	672,600	(640,800)	(121,400)
Decrease in inventories	1,078,100	1,952,100	1,948,400
(Increase) decrease in prepaid and other assets	(16,500)	66,400	107,200
(Decrease) increase in accounts payable and accrued liabilities	(55,500)	(569,000)	600,000
Decrease in asset retirement obligations	(2,144,600)	(4,699,700)	(855,100)
(Increase) decrease in restricted cash	(99,100)	4,900	(397,700)

Total adjustments	12,458,300	9,061,600	13,189,400

Net cash used in operating activities	(3,189,500)	(8,324,800)	(952,800)

Cash flows from investing activities:
Purchases and development of property and equipment	(334,400)	(409,300)	(3,232,500)
Proceeds from asset dispositions	1,100	454,200	229,400
Earnest money received (applied)	—	—	(27,600)
Increase in restricted cash	—	—	(59,500)

Net cash (used in) provided by investing activities	(333,300)	44,900	(3,090,200)

Cash flows from financing activities:
Issuance of stock, net	5,480,500	9,836,900	6,519,200
Proceeds from sale of debentures	—	—	3,299,000
Payments on debt	(924,000)	(1,037,400)	(1,901,000)
Payments on capital lease obligations	(22,800)	(21,100)	(165,200)

Net cash provided by financing activities	4,533,700	8,778,400	7,752,000

Net increase in cash and cash equivalents	1,010,900	498,500	3,709,000
Cash and cash equivalents, beginning of year	4,638,300	4,139,800	430,800

Cash and cash equivalents, end of year	$5,649,200	$4,638,300	$4,139,800

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Supplemental disclosures of cash flows information:

	2005	2004	2003
1. Interest paid	$68,600	$182,700	$261,800
2. Income taxes paid	$—	$—	$—
Supplemental schedule of non-cash investing and financing activities:

	2005	2004	2003
1. Warrants and shares issued to creditors for services :
Issued 2,099,600 shares	$—	$—	$1,952,600

2. Issued shares to retire convertible debentures:
Issued 936,200 shares	$675,000	$—	$—
Issued 181,200 shares	$—	$250,000	$—
Issued 452,900 shares	$—	$—	$625,000

3. Non cash to purchase plant and equipment
Issued 500,000 shares — recorded at fair value	$370,000	$—	$—
Accounts Receivable foregiveness	$80,000	$—	$—

4. Issued shares to employee as compensation for services:
Issued 139,500 shares	$—	$230,200	$—
Issued 140,700 shares	$—	$—	$195,400

5. Issued shares in connection with the exercise of stock options with exercise price paid by surrendering shares underlying the options:
Issued 10,000 shares	$—	$—	$—
Issued 21,700 shares	$—	$—	$—

6. Increase to property costs in connection with Statement of Financial Accounting Standards No. 143 for Asset Retirement Obligations:	$157,700	$—	$2,095,900

7. Compensation expense under variable plan accounting:	$—	$479,800	$2,462,100

8. Capital lease obligations incurred for equipment:	$32,600	$—	$23,400

9. Financed equipment lease buy-out:	$—	$—	$1,582,800
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity:
Canyon Resources Corporation, a Delaware corporation, is a Colorado-based company, which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. References to “Canyon Resources”, “Canyon, and the “Company”, mean Canyon Resources Corporation and all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation, or any one or more of them, as the context requires. We are a reporting company on The American Stock Exchange.
The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.
The Company has gold production operations in the western U.S., and conducts exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Canyon’s exploration and development efforts emphasize precious metals (gold and silver). The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies.
The Briggs Mine, located in southeastern California, produced 9,289 ounces of gold and 1,700 ounces of silver, which represents all of the Company’s production during 2005. Briggs is continuing reclamation activities on the leach pad but is currently in the process of redeveloping the mine facilities for possible re-start of mining operations in late 2006 or early 2007.
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and in re-contouring the leach pads and pit areas.
Recent development activities included the acquisition and pre-feasibility study of the Reward property located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Exploration activities during 2005 included infill drilling around the Briggs Mine and the optioning, evaluation and subsequent release of the Hycroft property located in Nevada.
The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, revenue from operations, and cash raised from financing activities. The Company’s short-term liquidity may be negatively impacted by the decreasing residual gold production from rinsing the heap leach pads at the Briggs Mine, which is currently the only internal source of cash flow other than asset sales. However, the Company is currently conducting infill drilling at Briggs and has received Board approval in early 2006 to perform certain other redevelopment activities to prepare the mine for a possible re-start.
The Company is continually evaluating business opportunities such as joint ventures and mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, and provide a future source of funds for growth. While the Company believes it will be able to finance its continuing activities and the possible re-start of Briggs, there are no assurances of success in this regard or in its ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, the Company’s ability to operate would be materially adversely impacted.
2. Basis of Presentation:
Management Estimates and Assumptions: Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from The Company’s estimates. The most significant estimates relate to timing and amount of asset retirement obligations at the Briggs, Kendall, and Seven-Up Pete properties, the fair value of warrant liabilities and the realizable value of the Company’s long-lived assets.
Consolidation Principles: The Company’s consolidated financial statements include the accounts of Canyon and its significant active wholly-owned subsidiaries: CR Kendall Corporation; CR Briggs Corporation; CR Montana Corporation; CR International Corporation; Judith Gold Corporation; and Industrial Minerals Corporation. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
3. Summary of Significant Accounting Policies:
Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. At December 31, 2005 and 2004, the Company maintained a significant portion of its cash in two financial institutions. See Note 12.
Restricted Cash: Cash held as collateral for reclamation bonds is classified based on the expected release or use of such collateral. Cash held in trust and restricted to specific use is classified as current when expected to be used in current operations or noncurrent when expected to be used in the acquisition, maintenance, or development of noncurrent assets.
Inventories: In-process and finished goods inventory are stated at the lower of average cost or net realizable value. In-process material includes the estimated recoverable ounces of gold contained in broken-ore under leach on the heap leach pad. Costs capitalized to inventory for in-process material include (1) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs. Finished goods represent contained ounces of gold in unsold doré. Costs capitalized to inventory for finished goods include (1) all of the costs included in in-process materials, (2) all direct costs incurred in the leaching and refining processes, (3) applicable depreciation, depletion and amortization, and (4) allocated indirect mine general and administrative overhead costs. Materials and supplies are stated at cost.
Mining Claims and Leases:
Developed Mineral Interests: For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. For mines with existing reserves or mines purchased with established reserves, costs are capitalized when the decision to begin redevelopment activities is approved by management or the Board of Directors. Reserves designated as proven and probable are supported by a final feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision. If subsequent events or circumstances arise which would preclude further development of the reserves under then existing laws and regulations, additional costs are expensed until the impediments have been removed and the property would be subject to impairment review.
Undeveloped Mineral Interests: Due to the June 8, 2005 Montana Supreme Court decision, the Company wrote off its remaining $9.2 million carrying value of the McDonald mineral leases during the second quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Also during the second quarter of 2005, the Company determined that the Seven-Up Pete property may have the potential to be economically developed using non-cyanide technologies in today’s gold market price environment. The carrying value was reclassified from intangibles to a separate component of property and equipment on the Company’s consolidated balance (See Note 7). Prior to the McDonald write down and the Seven-Up reclass, the properties were being amortized over an eight year period.
Producing Properties and Equipment: Capitalized acquisition and development costs associated with properties brought into production, including the costs necessary for constructing and readying a heap leach pad, are charged to operations using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed on the heap leach pad. Costs of certain post development start-up activities and on-going costs to maintain production are expensed as incurred. Production facilities and equipment are stated at cost and are amortized over the estimated proven and probable reserves which can be recovered from the related property. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations. Depreciation is not allocated to cost of sales.
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
Undeveloped mineral interests are assessed for impairment at least annually or more frequently when changes in market conditions or other events occur. Impairments are measured based on a fair value basis. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place.
Asset Retirement Obligations: On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s Statement of Operations. The Company adjusted its asset retirement obligations estimate in 2005 for the Briggs Mine by $1.1 million, $0.1 million for the Kendall Mine and $0.4 million for the Seven-Up Pete Venture. (See Note 4)
When a mine is shut down and begins the final reclamation the Company may decide to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall mine and the Seven-Up Pete Venture are recorded on an undiscounted basis.
See Note 4 for additional discussion of the Company’s adoption of SFAS No. 143.
Revenue Recognition: Revenue from the sale of gold is recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales are made in accordance with sales contracts where the price is fixed or determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Derivative Instruments: The Company has used derivative financial instruments in the past to manage well defined market risks associated with fluctuating gold prices. In past years the Company primarily entered into floating rate forward sales contracts on a portion of future gold production to hedge its exposure to falling gold prices. Contract prices on forward sales contracts have been recognized in product sales as the designated production is sold.
Under these contracts, the Company has had the option on maturity to deliver production, net financially settle in the marketplace, or roll the contract forward to a later maturity date and at new pricing terms. Consequently, the Company did not designate the contracts against specific future gold production and accordingly, these derivative instruments did not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
These derivative instruments were recognized as assets or liabilities at fair value and are measured at least quarterly. Changes in fair value were recorded in earnings. On settlement of a contract, against which the Company has delivered gold production, the contract price was recognized as revenue from the gold sale. If financially settled, the resulting gain or loss was included in revenue if the Company had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts were recorded as other income (expense). As of December 31, 2005, the Company did not have any open derivative contracts.
Deferred Financing Costs: Costs incurred to obtain debt financing are capitalized and amortized to interest expense over the life of the debt facilities using the effective interest rate method.
Warranty Liability: Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes which derivatives should be classified as either equity or liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations.
The 2.9 million warrants issued in connection with the December 2, 2005 private placement were determined to be a liability with an initial estimated fair value of $0.6 million. At year-end the fair value of warrant liability was estimated to be $0.4 million and the $0.2 million decrease in warrant liability was recorded as a gain on derivative instruments in the consolidated statement of operations.
Earnings per Share: The Company computes earnings per share (EPS) by applying the provisions of SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt.
Stock-Based Compensation: In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures compensation cost using the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans. However, because the Company had allowed option holders to exercise options by surrendering shares of common stock underlying vested but unexercised options in payment of the exercise price of the options, the Company’s outstanding options are accounted for using variable plan accounting. As a result, while no compensation cost has been recognized at the grant date as the exercise price of all stock option grants was at least equal to 100% of the market price of the Company’s common stock as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
of the date of grant, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture result in a change in the measure of compensation cost for the award being recognized.
Effective July 1, 2004, the Company changed the manner in which payment of the exercise price of an option could be tendered, requiring payment in cash or tendering of shares of common stock that had been held for at least six months. As a result, the Company has applied fixed plan accounting for its stock option plans on a prospective basis, commencing July 1, 2004. Because deferred compensation in the amount of $264,200 had previously been recorded for in-the-money, unvested options at the time the Company changed from variable plan accounting to fixed plan accounting, this amount was amortized to expense as the options vested during the last half of 2004.
In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Had compensation cost been determined under the provisions of SFAS No. 123, the following pro forma net loss and per share amounts would have been recorded.

	2005	2004	2003
Net loss, as reported	($15,647,800)	($17,386,400)	($14,142,200)
Deduct: compensation expense determined under variable plan accounting	—	479,900	2,462,100
Add: compensation expense determined under fair value based method	(294,700)	(351,300)	(672,900)

Pro forma net loss	($15,942,500)	($17,257,800)	($12,353,000)

Basic and diluted loss per share
• As reported	($0.46)	($0.62)	($0.63)
• Pro forma	($0.47)	($0.62)	($0.55)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The weighted average fair value for options granted in 2005, 2004, and 2003 was $0.39 per share, $1.14 per share, and $1.03 per share, respectively. The pro forma amounts were determined using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Expected volatility
• Incentive Stock Options	50-75%	79.9%	49.8%
• Non-Qualified Stock Options	67%	78.0%	52.4%

Expected option term
• Incentive Stock Options	2.5-5 years	3 years	3 years
• Non-Qualified Stock Options	5 years	5 years	3.2 years

Weighted average risk-free interest rate
• Incentive Stock Options	4.0-4.4%	3.2%	2.4%
• Non-Qualified Stock Options	3.7%	3.7%	2.3%

Forfeiture rate
• Incentive Stock Options (1)	—	—	—
• Non-Qualified Stock Options (2)	—	—	0.5%

(1) Most grants were immediately exercisable; some have a one year vesting period.
(2) These are primarily director options which have a one year vesting period.
Income Taxes: The Company computes deferred income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. This method recognizes the tax consequences of temporary differences between the consolidated financial statement amounts and the tax bases of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
4. Adoption of New Accounting Standards:
On January 1, 2003, the Company became subject to the accounting and reporting requirements of SFAS No. 143. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2004	$6,238,900
Settlement of liabilities	(2,144,600)
Change in estimate (1)	1,541,000
Accretion expense	133,900

Balance, December 31, 2005	5,769,200
Current portion	1,210,600

Noncurrent portion	$4,558,600

Anticipated spending per year:

2006	1,210,600
2007	1,396,800
2008	469,200
2009	104,800
2010	1,303,000
Thereafter	1,284,800

Total	$5,769,200

(1)	The reclamation forecast for the closure of the Briggs Mine was increased at December 31, 2005 by $1,080,500 as a result of a combination of completion delays caused by continued gold production from the leach pad, the initiation of a drilling program to determine the potential of further mining, the addition of reclamation for the repurchased crusher, and higher fuel related costs.

The reclamation forecast for the closure at the Kendall Mine was increased at December 31, 2005 by $75,500 as a combination of completion delays and additional leach pad capping costs.

A reclamation forecast of $385,000 to reclaim drill holes at the Seven-Up Pete Venture relating to the Montana state leases was set up at December 31, 2005
5.	Restricted Cash:
Restricted cash consisted of the following at December 31:

	2005	2004
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	156,500	152,400
Kendall Mine reclamation (c)	2,007,500	1,945,900
McDonald Gold Project cash reclamation bond (d)	526,900	500,000
Net proceeds from property sales (e)	281,300	274,800

	3,221,200	3,122,100
Current portion	281,300	274,800

Noncurrent portion	$2,939,900	$2,847,300

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
with cash and will expire no earlier than December 31, 2006, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality (DEQ) in an interest bearing account for use in continuing reclamation at the Kendall mine site.

(d)	Held directly by the Montana DEQ for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order.
6.	Metal Inventories:
Metal inventories consisted of the following at December 31:

	2005	2004
Broken ore under leach	$—	$1,805,700
Doré and gold in process	65,900	100,700

	$65,900	$1,906,400

The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $143,100, $1,133,000, and $1,568,000 in 2005, 2004, and 2003, respectively. Inventory write downs are included in cost of sales in the consolidated statement of operations.
At December 31, 2005, approximately $37,200 of Briggs general and administrative expenses were included in inventory. At December 31, 2004, approximately $13,600 of Briggs general and administrative expenses were included in inventory.
7.	Undeveloped Mineral Claims:
The carrying value of the Company’s undeveloped mineral claims and leases consists of the following components at December 31:

	2005			2004
		Seven-Up			Seven-Up
	McDonald	Pete	Total	McDonald	Pete	Total
Gross carrying value	$16,200,200	$5,175,000	$21,375,200	$16,200,200	$5,175,000	$21,375,200
Accumulated amortization (1)	(6,958,100)	(2,210,200)	(9,168,300)	(6,075,000)	(1,940,700)	(8,015,700)
Impairment(2)	(9,242,100)	—	(9,242,100)	—	—	—
Reclassification(3)	—	(2,964,800)	(2,964,800)	—	—	—

Net book value	$—	$—	$—	$10,125,200	$3,234,300	$13,359,500

(1)	Amortization of these properties commenced in 2002 at the rate of $2,671,900 per year. The properties were being amortized over eight years with no residual value. (See the following footnotes).

(2)	On June 8, 2005, the Montana Supreme court (i) upheld the anti-cyanide initiative, I-137, (ii) affirmed the conclusion of the Montana Department of Natural Resources and Conservation hearing examiner with respect to termination of the Company’s mineral leases with the State of Montana, and (iii) denied the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Company’s takings compensation claim. Accordingly, the Company wrote off its carrying value for the McDonald mineral leases during the second quarter of 2005. (See Note 8).

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
The Company tests for impairment of its long-lived assets when changes in events or circumstances occur. In accordance with SFAS No. 144, Accounting for the Impairments and Disposal of Long-Lived Assets, the Company uses estimates of future cash flows to test the recoverability of the Briggs Mine’s long-lived assets which includes mine development expenditures and plant and equipment. The estimated future cash flows include the projected revenues from in-ground estimated reserves based on the Company’s estimate of future gold prices and all future expenditures necessary to produce those in-ground reserves. As mining progressed in the second quarter of 2003, the Briggs Mine encountered projected ore which contained lower gold grade and higher sulfide contents (with low gold recovery) than expected. The Company determined that these gold ounces were no longer economic, and, as such, decreased its reserves at the Briggs Mine. As a consequence, the Company recorded a write down of $3,382,000 of these long-lived assets to their estimated fair value of $4,634,300.
During the second quarter of 2005 in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off their carrying value of $9,242,100. Because the Company believed it held valid mineral leases prior to the Montana Supreme Court decision, the carrying value of the leases had previously been assessed for impairments using a probability weighted approach for potential property development. The Seven-Up Pete lands, owned directly by Canyon Resources or leased with private parties, were not affected by the Montana Supreme Court decision.
9.	Notes Payable:
Notes payable consisted of the following at December 31:

	2005	2004
Debentures (a)	$825,000	$2,424,000
Less: discount	—	(11,300)

	825,000	2,412,700
Current portion	—	2,412,700

Notes payable — Noncurrent	$825,000	$—

(a)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3,299,000. The debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to certain adjustments, at any time, at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
the debt using the effective interest method. The discount was fully accreted as of February 28, 2005. The Company’s stock price at the end of December 2005 was $0.73.
In March 2005, $924,000 of principal was repaid, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011.
The $675,000 of debenture holders that converted were given 936,200 shares of common stock and 468,099 warrants based on a stock price of $0.721. The Company accounted for the conversion as an inducement and recorded the fair value of the incremental common shares and warrants issued as a debenture conversion expense of $448,200 in the consolidated statement of operations.
The $825,000 debentures which were extended to March 2011 were accounted for as a debt modification and therefore no gain or loss was recognized. The convertible feature in the modified convertible debenture was not considered an embedded derivative that required bifurcation and subsequent remeasurement at fair value. The debentures have an interest rate of 6% and are convertible to common stock at $1.38 per common share.
Interest expense for the debentures was approximately $77,900 and $219,200 for 2005 and 2004, respectively. Included in the above amounts is accretion of debt discount. Accretion of the debt discount included in interest expense was $11,300 and $63,700 for 2005 and 2004, respectively.
10.	Warrant Liabilities:
In December 2005 the Company issued 2,879,257 warrants related to the equity issuance of 3,300,004 common shares. The warrants were comprised of the following:

Warrant Description	# of Warrants	Strike Price	Contract Life
Series A Warrants	1,765,503	$1.30	3-Years
Series B Warrants	882,754	$1.08	1-Year
Series C Warrants	231,000	$0.76	3-Years

Total Warrants	2,879,257	$1.19

These warrants are classified as a liability rather than equity because the Subscription Agreement provides for certain registration rights and uncapped liquidated damages payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof from the date of event. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. At the date of warrant issuance the estimated fair value of $555,400 was recorded as a warrant liability on the consolidated balance sheet. At December 31, 2005 the fair value of warrant liability was estimated to be $360,000 and the $194,400 decrease in warrant liability was recorded as a gain on derivative instruments in the consolidated statement of operations. The $194,400 decrease in the warrant liability was due primarily to the decrease in the Company’s common share price from the date of issuance of $0.86 per common share to $0.73 per common share at December 31, 2005.
11.	Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) is needed for completion of remaining reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
by the outcome of an agency decision following an EIS. The Company has $2,007,500 on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

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

In 2000, in response to a demand for an increase in collateral by the surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $1.7 million on Briggs reclamation through the twelve months ended December 31, 2005.

During 2005 the Company began exploring the possibility that additional reserves remain in and around the Briggs pits. Due to initial success in the infill drilling program on the Briggs property and the addition of the Reward property which could utilize the Briggs processing plant to process potential gold production, the Company is currently performing certain redevelopment activities at Briggs designed to bring the mine back into production as soon as possible.

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

(d)	Kendall Mine Lawsuits

In October 2001, a Plaintiff group including members of the Shammel Ruckman and Harrell families filed suit in Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company has taken the position that the allegations are without merit and believes that it will prevail in this matter.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2005, $281,300 is held by the Court as required by the Order.

In March 2004, the Montana Environmental Information Center and Earthworks Mineral Policy Center brought civil action before the U.S. District Court for the District of Montana against CR Kendall Corporation and Canyon Resources Corporation claiming that the defendants have polluted waters of the U.S. with their operations at the Kendall Mine, near Lewistown, Montana. On February 2, 2006, a Senior U.S. District Judge for the U.S. District of Montana, Helena Division, dismissed this case without prejudice.

(e)	Assignment of Royalty Proceeds

During 2005, 2004 and 2003, $57,300, $322,500 and nil, respectively was recorded as royalty expense. The current 3% net smelter return royalty expense will be applicable to all future Briggs gold production. No royalty expense was recorded in 2003 due to the buyout of the net smelter return royalty during that period.

(f)	Lease Commitments:

The Company has entered into various operating leases for office space and equipment. At December 31, 2005, future minimum lease payments extending beyond one year under noncancellable leases were as follows:

2006	$82,700
2007	$49,000
2008	$0
The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Minimum advance royalty payments expensed total approximately $140,300 annually.

The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claims on federally owned lands at the rate of $125 per claim. The Company’s present inventory of claims would require approximately $24,000 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for specific Briggs claims; however, no assurances can be made that patents will be issued. The Company is also subject to lease payments to various other owners or lessors of property. Currently, payments to these parties total approximately $15,200 annually.

Lease costs included in cost of goods sold for the years ended December 31, 2005, 2004, and 2003 were $1,903, $169,000 and $23,800, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Rent expense included in selling, general and administrative expense for the years ended December 31, 2005, 2004, and 2003, was $78,900, $53,000, and $50,900, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,541,900 and $1,509,874, respectively, at December 31, 2005 and cost and accumulated amortization of $1,544,400 and $1,544,400, respectively, at December 31, 2004, for leases that have been capitalized.

Future minimum lease obligations under capital leases are as follows:

2006	$37,000
Less amounts representing interest	(5,000)

Present value of minimum lease payments	32,000
Less current obligations	6,100

Long-term obligations under capital lease	$25,900

12.	Certain Concentrations and Concentrations of Credit Risk:
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
The Company sold its gold and silver production predominantly to one or two customers during the past three years. Given the marketability and liquidity of the precious metals being sold and because of the large pool of qualified buyers for gold and silver, the Company believes that the loss of either of its customers could be quickly replaced without any adverse affect.
Currently the Company has no gold related derivatives and therefore is not subject to counterparty credit risk.
13.	Derivative Instruments and Price Protection Arrangements:
The Company had no gold forward sales contracts at December 31, 2005 or December 31, 2004. At December 31, 2003, the Company had 3,820 ounces outstanding on a gold forward sales contract at an average price of approximately $377 per ounce with a fair market value that was $147,200 less than the contractual amount. Net gains on the Company’s forward contracts resulting from year to year changes in the mark-to-market calculations are as follows:

2005	$0
2004	$147,200
2003	$340,400
These net gains are shown as a separate line item in the other income (expense) section in the consolidated statements of operations.
14.	Fair Value of Financial Instruments:
The estimated fair values of the Company’s financial instruments approximate carrying values at December 31, 2005, and December 31, 2004. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Cash Equivalents and Restricted Cash: Carrying amounts approximate fair value based on the short-term maturity of those instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Long-term Debt: Carrying values approximate fair values based on discounted cash flows using the Company’s current rate of borrowing for a similar liability.
Warrant Liability: The warrant liability related to the financing on December 2, 2005 were recorded at fair value as of December 31, 2005 based on the Black-Scholes-Merton option pricing model using the following assumptions: volatility – 50%; risk-free interest rate of 4.4%; expected life equal to the contract life of between 0.9 and 2.9 years; and a weighted average exercise price of $1.19 per common share.
15.	Income Taxes:
There was no current or deferred provision for income taxes for the years ended December 31, 2005, 2004, and 2003. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2005			2004			2003
	Amount	Rate		Amount	Rate		Amount	Rate
Tax at statutory rate	($5,320,300)	34%		($5,911,400)	34%		($4,808,300)	34%
Net operating loss without tax benefit	5,320,300	(34%	)	5,911,400	(34%	)	4,808,300	(34%	)

	$—	—		$—	—		$—	—

Deferred tax assets were comprised of the following at December 31:

	2005	2004
Deferred Tax Assets
Reserve for mine reclamation	$1,735,900	$2,466,200
Inventories	10,900	577,700
Net PP&E and Other	6,189,100	5,462,000
Net operating loss carryforwards	35,302,300	34,388,000

Total gross deferred tax assets	43,238,200	42,893,900
Valuation allowance	(43,238,200)	(42,893,900)

Net deferred tax assets	$—	$—

Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2005, 2004, and 2003, the valuation allowance increased $344,300, $8,390,100, and $3,629,800, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.
At December 31, 2005, the Company had net operating loss carryforwards for regular tax purposes of approximately $92,783,000 and approximately $91,915,800 of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2006 through 2025.
16.	Stock Options and Warrants:
The Company adopted an Incentive Stock Option Plan on April 12, 1982, which was amended and restated and approved by our shareholders on June 10, 2004 (the Plan), whereby options to purchase shares of its common stock may be granted to employees, including those who are also directors, or subsidiary corporations in which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the market price of common stock at the date of grant for employees who own 10% or less of the total voting stock; and 110% of the market price of the Company’s common stock at the date of grant for employees who own more than 10% of its voting stock. Options granted can have a term no longer than 10 years and are first exercisable at dates determined at the discretion of the Company’s Board of Directors.
Incentive stock option activity during 2005, 2004, and 2003 was as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Price	Amount	Price	Amount	Price
Outstanding,
beginning of year	927,925	$1.51	638,925	$1.66	590,500	$1.10
Grants	400,000	$0.79	293,000	$1.16	155,925	$3.38
Exercises	(10,000)	$0.66	(3,000)	$1.04	(107,500)	$1.05
Forfeitures	—	$—	(1,000)	$1.15	—	—
Expirations	(152,000)	$1.13	—	—	—	—

Outstanding, end of year	1,165,925	$1.32	927,925	$1.51	638,925	$1.66

Exercisable, end of year	1,115,925	$1.34	927,925	$1.51	462,925	$1.86

A summary of the outstanding incentive stock options as of December 31, 2005, follows:

Range of Exercise	Amount	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	390,000	4.7 years	$0.79
$1.01-$1.50	620,000	2.7 years	$1.13
$1.51-$3.38	155,925	2.9 years	$3.38
At December 31, 2005, there were 1,013,453 shares of common stock were reserved for future issuance under the Plan.
On March 20, 1989, the Company’s Board of Directors approved the adoption of a Non-Qualified Stock Option Plan, which was amended and restated and approved by our shareholders on June 10, 2004 (the Non-Qualified Plan). Under the Non-Qualified Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and Canyon’s subsidiaries and affiliates, who are responsible for the Company’s growth and profitability. The Non-Qualified Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Options granted under the Non-Qualified Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company’s common stock at the time the option is granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
     Non-qualified stock option activity during 2005, 2004, and 2003 was as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Amount	Average Price	Amount	Average Price	Amount	Average Price
Outstanding,
beginning of year	571,601	$2.81	704,101	$2.09	320,000	$1.32
Grants	80,000	$0.79	80,000	$4.72	411,601	$2.63
Exercises	—	—	(162,500)	$1.17	(25,000)	$1.00
Forfeitures	—	—	—	—	—	—
Expirations	(60,000)	$1.70	(50,000)	$1.00	(2,500)	$3.24

Outstanding, end of year	591,601	$2.65	571,601	$2.81	704,101	$2.09

Exercisable, end of year	511,601	$2.94	491,601	$2.50	664,101	$2.13

A summary of the outstanding non-qualified stock options as of December 31, 2005, follows:

Range of Exercise	Amount	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price
$0.50 - $2.00	259,526	2.1 years	$1.39
$2.01 - $3.50	252,075	2.8 years	$3.29
$3.51 - $5.00	80,000	3.5 years	$4.72
At December 31, 2005, there were 1,595,899 shares of common stock were reserved for issuance under the Non-Qualified Plan.
A summary of the outstanding warrants as of December 31, 2005, follows:

	Shares
	Underlying
Range of Exercise	Warrants	Weighted Average	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	281,000	2.7 years	$0.77
$1.01-$1.50	5,299,723	2.2 years	$1.13
$1.51-$2.16	2,199,836	0.4 years	$2.16

Total	7,780,559	1.7 years	$1.41

17.	Earnings Per Share (EPS):
The Company computes EPS by applying the provisions of Financial Accounting Standards No. 128, Earnings per Share. As the Company reported net losses for all years presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all years presented. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in 2005, 2004, and 2003 that were not included in the computation of diluted EPS because the effect would be antidilutive were 6,813,600, 6,040,000, and 5,068,300, respectively.
18.	Recently Issued Financial Accounting Standards:
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Interim Financial Statements. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 will have no material impact on our financial reporting and disclosures.
In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective in the fourth quarter of 2005, which resulted in an increase in our asset retirement liabilities of $0.1 million due to the repurchase of the Briggs crushing plant.
At the March 2005 meeting, the EITF of FASB discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-6 will have no material impact on our financial reporting and disclosures.
In December 2004, the FASB issued SFAS No. 123(R) revised 2004, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The adoption of SFAS No. 123(R) is expected to increase compensation expense for employees and directors and the materiality of the impact will depend on the amount of stock options which vest and are granted in the future. The effect on net income from employee stock options issued in 2005 or earlier and vesting in 2006 is approximately $20,300.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
19.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,002,200	$1,137,200	$914,200	$1,086,700
Operating loss (1) (2) (3) (4)	($2,299,400)	($11,027,200)	($644,200)	($2,042,400)
Net loss (1) (2) (3) (4)	($2,307,900)	($10,977,100)	(611,400)	($1,751,400)
Net loss per share	($0.08)	($0.32)	($0.02)	($0.04)
Pro forma net loss per share (5)	($0.08)	($0.32)	($0.02)	($0.05)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,737,500	$5,826,400	$2,279,900	$1,970,100
Operating loss (1) (2) (3)	($3,976,200)	($2,214,600)	($3,438,800)	($7,624,300)
Net loss (1) (2) (3)	($3,876,500)	($2,402,700)	($3,468,300)	($7,638,900)
Net loss per share	($0.15)	($0.09)	($0.12)	($0.27)
Pro forma net loss per share (5)	($0.10)	($0.12)	($0.12)	($0.27)

(1)	Includes write downs of inventory to net realizable value as follows:

	2005	2004
First quarter	$128,200	$552,300
Second quarter	$14,900	$411,800
Third quarter	$—	$92,400
Fourth quarter	$—	$76,500
     The write downs of inventories in 2005 and 2004 were a result of high unit costs of production resulting from lower production levels.
(2)	Includes change in estimate for asset retirement obligation for the fourth quarter of 2005 of $1,383,300, second quarter of 2004 of $935,200 and the fourth quarter of 2004 of $4,451,400.

(3)	Includes the second quarter 2005 write down of the McDonald leases of $9,242,100.

(4)	Includes spending for I-147 for the first quarter of 2004 of $264,000, for the second quarter of 2004 of $658,500, for the third quarter of 2004 of $1,458,000 and for the fourth quarter of 2004 of $2,035,700.

(5)	As if the Company had determined compensation cost for its stock option plans under the provisions of SFAS No. 123.
20.	Subsequent Events:
In the first quarter of 2006, the Company experienced turnover of its long-time senior financial officer and director and another long time director. The Vice President of Finance and Corporate Development and director resigned in late January to pursue other interests and another director resigned in early March due to personal reasons not related to the direction or the policies of the Company. The Company hired two new officers who began work in early 2006, David P. Suleski was named the Vice President and Chief Accounting Officer and James A. Matlock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
was named the Vice President of Exploration. Both new officers were granted 100,000 stock options at the then closing price of the stock, half of the options vested immediately and remaining options vest after one year of employment. In addition, both entered into employment agreements with the Company which provided for certain change of control provisions related to their employment.
On January 24, 2006, the Company announced the formation of a joint venture with New Horizon Uranium Corporation of Golden, Colorado, relating to an area of known uranium occurrences in southeastern Wyoming. An exploration, development and operating agreement has been signed with New Horizon to form the Converse Joint Venture which covers portions of Converse and Niobrara counties, Wyoming. Included in the joint venture area are approximately 3,000 acres of mining claims and surface/mineral leases contributed by Canyon Resources.
Under terms of the joint venture, New Horizon may earn up to 70 percent interest in the joint venture by spending at least $2 million over a five year period. An additional five percent interest may be earned by New Horizon by funding the completion of a feasibility study for a uranium deposit on the lands under investigation.
On February 2, 2006, the Company disclosed the dismissal of a March 2004 lawsuit citing Clean Water Act violations in the case of the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center Inc., the Plaintiffs, vs. Canyon Resources Corporation and C.R. Kendall Corporation. Following a motion to dismiss by the Plaintiffs, the suit was dismissed without prejudice by the U.S. District Court of Montana.
On February 21, 2006, the Company disclosed that the U.S. Supreme Court denied grant of certiorari in the case of Seven-Up Pete Venture, et al. v The State of Montana. The Seven-Up Pete Venture, a wholly-owned subsidiary of Canyon Resources, filed the Petition for Writ of Certiorari on November 4, 2005. The Supreme Court repeatedly has stressed that a denial of certiorari does not in any way imply that the case was decided correctly by the lower courts. Accordingly, no federal court has yet reviewed the merits of the Venture’s federal constitutional challenges. Upon learning that the Supreme Court had declined to review the Montana Supreme Court decision, the Venture moved promptly to reinstate its federal lawsuit. The Venture filed a renewed motion to reopen its federal takings claim in the U.S. District Court for the District of Montana. On January 27, 2006, the District Court denied the motion to reopen the reserved federal takings claims due to the pending petition for certiorari to the Supreme Court, but stated the motion may be re-filed once the Supreme Court rendered a final non-appealable order. The parties previously have briefed the issues in this case and the federal court has not yet resolved them.
On March 3, 2006, the Company announced positive results from its infill drilling program at the Briggs Mine located in the Panamint Mountains of southern Inyo County, California. These results indicate the potential for expanding mineralization around the existing Briggs pits and also indicate the potential for continuity of mineralization between the existing Goldtooth and Briggs pits. Two RC drill rigs are on site to complete a 16,000 foot in-fill drilling program around the Briggs and Goldtooth pits over the next three months to use as a basis for reserve estimation. In addition to our drilling program, the Company is conducting a review of re-start costs for the site.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with previously identified internal control weaknesses, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly presents our operating results and financial condition for the periods presented. Our Company’s Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, are effective based on their evaluation of these controls and procedures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Effective for the reporting year ended December 31, 2005, we are not an accelerated filer and not required to provide a report of management on our internal control over financial reporting.
During the period ended December 31, 2005, we implemented enhancements to our internal controls to remediate previously reported material weaknesses in our internal control over financial reporting, including:
•	increasing the involvement in the review and analysis by senior management of our financial statements;

•	adding more rigorous policies and procedures regarding the review and approval process for complex calculations and transactions; and

•	engaging outside consultants with accounting expertise regarding unusual and complex transactions.
Other than the foregoing, there have been no changes in our internal control over financial reporting for the period ended December 31, 2005 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
ITEM 9B OTHER INFORMATION
None.

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” included in Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this item appears under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Officers,” “Compensation of Directors,” and “Change in Control Arrangement” included in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” included in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption “Certain Relationships and Related Transactions” included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in the Annual Report on Form 10-K.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption “Relationship with Independent Accountants” and “Audit Fees” included in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:
(1)	Financial Statements (included in Item 8 of this Report)
•	Report of Independent Accountants

•	Consolidated Balance Sheets — December 31, 2005 and 2004

•	Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-11887), and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

4.2	Rights Agreement, dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc., as Rights Agent (filed as Exhibit 4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 27, 1997, and incorporated by reference)

4.3	Form of Stock Purchase Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated by reference)

4.4	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.5	Form of Series B Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.6	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.7	Form of Subscription Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated by reference)

EXHIBIT
NUMBER	DESCRIPTION
4.8	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.9	Form of Convertible Subordinated Debenture (filed as Exhibit 4.5 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11887), and incorporated herein by reference)

10.1†	Change of Control Agreements, dated December 6, 1991, between Canyon Resources Corporation and Richard H. De Voto and Gary C. Huber (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 001-11887), and incorporated herein by reference)

10.2	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (filed as Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 1997, and incorporated herein by reference)

10.2.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (filed as Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11887), and incorporated herein by reference)

10.3	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 2001, and incorporated herein by reference)

10.4†	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.5†	Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.1 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.6†	Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.2 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.7†	Form of Incentive Stock Option Agreement relating to Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.7 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement relating to Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.8 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.9*	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation

14.1	Code of Business Conduct and Ethics (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-11887) on April 29, 2004, and incorporated herein by reference)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 15, 2004, and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

23.2*	Consent of PricewaterhouseCoopers LLP

23.3*	Consent of Chlumsky, Armbrust & Meyer

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: March 27, 2006	By:	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on by the following persons in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date
/s/ James K. B. Hesketh James K. B. Hesketh	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ David P. Suleski David P. Suleski	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2006

/s/ Richard H. De Voto Richard H. De Voto	Director	March 27, 2006

/s/ Leland O. Erdahl Leland O. Erdahl	Director	March 27, 2006

/s/ David K. Fagin David K. Fagin	Director	March 27, 2006

/s/ Ronald D. Parker Ronald D. Parker	Director	March 27, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.3	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-11887), and incorporated herein by reference)

4.10	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

4.11	Rights Agreement, dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc., as Rights Agent (filed as Exhibit 4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 27, 1997, and incorporated by reference)

4.12	Form of Stock Purchase Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated by reference)

4.13	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.14	Form of Series B Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.15	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.16	Form of Subscription Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated by reference)

4.17	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.18	Form of Convertible Subordinated Debenture (filed as Exhibit 4.5 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11887), and incorporated herein by reference)

10.1†	Change of Control Agreements, dated December 6, 1991, between Canyon Resources Corporation and Richard H. De Voto and Gary C. Huber (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 001-11887), and incorporated herein by reference)

10.2	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (filed as Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 1997, and incorporated herein by reference)

10.2.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (filed as Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11887), and incorporated herein by reference)

10.3	Assignment of Royalty Proceeds, effective as of April 1, 2001, between Canyon Resources Corporation and Franco-Nevada Mining Corporation, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 2001, and incorporated herein by reference)

10.4†	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.5†	Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.1 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.6†	Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.2 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION
10.7†	Form of Incentive Stock Option Agreement relating to Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.7 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement relating to Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.8 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.9*	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation

14.1	Code of Business Conduct and Ethics (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-11887) on April 29, 2004, and incorporated herein by reference)

16.1	Letter regarding Changes in Registrant’s Certifying Accountants (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 15, 2004, and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

23.2*	Consent of PricewaterhouseCoopers LLP

23.3*	Consent of Chlumsky, Armbrust & Meyer

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan or arrangement