Form 10-Q
period 2006-03-31
CANYON RESOURCES CORP
filed 2006-05-08
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,320,533 shares of the Company’s common stock were outstanding as of May 2, 2006.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three Months ended March 31, 2006

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
The following unaudited consolidated financial statements have been prepared by Canyon Resources Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2005.

Consolidated Balance Sheets	Page 1

Consolidated Statements of Operations	Page 2

Consolidated Statements of Cash Flows	Pages 3-4

Consolidated Statement of Changes in Stockholders’ Equity	Page 5

Notes to Interim Consolidated Financial Statements	Pages 6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 22

Item 4. Controls and Procedures	Page 23

ii

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$4,560,600	$5,649,200
Restricted cash	—	281,300
Accounts receivable	19,700	16,400
Metal inventories	18,400	65,900
Prepaid and other current assets	173,100	170,900

Total current assets	4,771,800	6,183,700

Property, plant and mine development, net	5,851,400	5,276,700
Restricted cash	3,273,800	2,939,900
Other non current assets	246,400	246,400

Total Assets	$14,143,400	$14,646,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$505,300	$474,100
Asset retirement obligations	1,026,200	1,210,600
Payroll liabilities	100,600	216,900
Other current liabilities	77,400	86,600

Total current liabilities	1,709,500	1,988,200

Notes payable — long term	825,000	825,000
Warrant liabilities	505,900	360,000
Capital leases — long term	24,300	25,900
Asset retirement obligations	4,471,500	4,558,600

Total liabilities	7,536,200	7,757,700

Commitments and contingencies (Note 12)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 38,320,533 at March 31, 2006, and 38,320,533 at December 31, 2005	383,200	383,200
Capital in excess of par value	134,050,200	133,949,900
Retained deficit	(127,826,200)	(127,444,100)

Total Stockholders’ Equity	6,607,200	6,889,000

Total Liabilities and Stockholders’ Equity	$14,143,400	$14,646,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005
REVENUE
Sales	$593,300	$1,002,200

EXPENSES
Cost of sales	453,600	1,130,200
Depreciation, depletion, and amortization	8,900	909,900
Selling, general and administrative	867,800	608,500
Exploration costs	309,100	171,300
Accretion expense	50,800	33,500
Debenture conversion expense	—	448,200

	1,690,200	3,301,600

Operating Loss	(1,096,900)	(2,299,400)

OTHER INCOME (EXPENSE)
Interest income	57,700	32,700
Interest expense	(13,000)	(41,200)
Gain on sale of securities	816,000	—
Loss on derivative instruments	(145,900)	—

	714,800	(8,500)

Net loss	($382,100)	($2,307,900)

Basic and diluted net loss per share	($0.01)	($0.08)

Basic and diluted weighted average shares outstanding	38,320,533	30,268,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	($382,100)	($2,307,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,900	909,900
Amortization of beneficial conversion feature	—	11,300
Debenture conversion expense	—	448,200
Impairment of inventory	—	128,200
Loss on derivative instruments	145,900	—
Share-based compensation expense	100,300	—
Gain on sale of securities	(816,000)	—
Accretion of asset retirement obligation	50,800	33,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,300)	549,400
Decrease in inventories	47,500	176,300
Increase in prepaid and other assets	(2,200)	(100)
Decrease in accounts payable and other current liabilities	(231,000)	(120,300)
Decrease in asset retirement obligations	(322,300)	(381,200)
Increase in restricted cash	(52,600)	(9,100)

Total adjustments	(1,074,000)	1,746,100

Net cash used in operating activities	(1,456,100)	(561,800)

Cash flows from investing activities:
Purchases and development of property and equipment	(447,100)	(14,800)
Proceeds from sale of securities	816,000	—

Net cash provided by (used in) investing activities	368,900	(14,800)

Cash flows from financing activities:
Issuance of stock, net	—	3,100,900
Payments on debt	—	(924,000)
Payments on capital lease obligations	(1,400)	(4,000)

Net cash (used in) provided by financing activities	(1,400)	2,172,900

Net (decrease) increase in cash and cash equivalents	(1,088,600)	1,596,300
Cash and cash equivalents, beginning of year	5,649,200	4,638,300

Cash and cash equivalents, end of period	$4,560,600	$6,234,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	Three months ended March 31,
	2006	2005
Supplemental disclosures of cash flow information:

1. Interest paid	$13,000	$29,900
2. Income taxes paid	$—	$—

Supplemental schedule of non-cash financing activities:
Non-cash financing activities:
1. Issuance of 936,200 shares to retire convertible debentures	$—	$675,000
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity
Balances, December 31, 2005	38,320,533	$383,200	$133,949,900	($127,444,100)	$6,889,000
Share-based compensation	—	—	100,300	—	100,300
Net loss				(382,100)	(382,100)

Balances, March 31, 2006	38,320,533	$383,200	$134,050,200	($127,826,200)	$6,607,200

The accompanying notes are an integral part of these consolidated financial statements.

1. Basis of Presentation:
During interim periods, Canyon Resources Corporation (the “Company”) follows the accounting policies set forth in its Annual Report on Form 10-K, for the year-ended December 31, 2005, filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in such Annual Report on form 10-K when reviewing interim financial results.
In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, the results of operations, and the cash flows of the Company and its consolidated subsidiaries for interim periods. These interim results are not necessarily indicative of the results of operations or cash flows for the full year ending December 31, 2006.
2. Management Estimates and Assumptions:
Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. The most significant estimates relate to timing and amount of asset retirement obligations at the Briggs, Kendall, and Seven-Up Pete properties, the fair value of warrant liabilities, fair value of employee and non-employee options, and the realizable value of the Company’s long-lived assets.
3. Restricted Cash:
Restricted cash consisted of the following at:

	March 31,	December 31,
	2006	2005

Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	158,200	156,500
Kendall Mine reclamation (c)	2,028,400	2,007,500
McDonald Gold Project cash reclamation bond (d)	526,900	526,900
Net proceeds from property sales (e)	281,300	281,300
Briggs cash reclamation bond (f )	30,000	—

	3,273,800	3,221,200
Current portion (e)	—	281,300

Noncurrent portion	$3,273,800	$2,939,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank letter of credit was provided in favor of the surety as partial collateral for such bond obligations. The letter of credit is fully collateralized with cash and will expire no earlier than December 31, 2006, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 12(a))

(d)	Held directly by the Montana Department of Environmental Quality (DEQ) for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. (See Note 12(d)).

(f)	Cash bond held by Bank of America for the performance of reclamation obligations for Cecil R exploration activities at the Briggs Mine.
4. Inventories:
Metal inventories consisted of the following as of:

	March 31, 2006	December 31, 2005

Broken ore under leach	$—	$—
Doré	18,400	65,900

	$18,400	$65,900

The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $128,200 during the first quarter of 2005. Inventory write downs are included in cost of sales in the consolidated statement of operations.
5. Property, Plant and Mine Development:
The following summary of property, plant and mine development has been reclassified from prior period disclosures in order to provide additional disclosures:

		As of March 31, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value

Buildings and Equipment	1 - 5 Years SL	$5,943,900	$4,020,900	$1,923,000
Mine Development	UOP	569,700	—	569,700
Mineral Interest	UOP	7,021,900	3,820,900	3,201,000
Asset Retirement Cost	UOP	157,700	—	157,700

		$13,693,200	$7,841,800	$5,851,400

The year-to-date increase in property, plant and mine development was due primarily to the $0.6 million increase in mine development at Briggs, where we began capitalizing the direct costs of re-starting the mining operations since January 1, 2006.

		As of December 31, 2005
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value

Buildings and Equipment	1 - 5 Years SL	$5,940,400	$4,012,000	$1,928,400
Mine Development	UOP	—	—	—
Mineral Interest	UOP	7,011,500	3,820,900	3,190,600
Asset Retirement Cost	UOP	157,700	—	157,700

		$13,109,600	$7,832,900	$5,276,700

6. Asset Retirement Obligations:

The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or recently producing mineral properties.
The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2005	$5,769,200
Settlement of liabilities	(322,300)
Accretion expense	50,800

Balance, March 31, 2006	5,497,700
Current portion	1,026,200

Non current portion	$4,471,500

7. Notes Payable:
Notes payable consisted of the following as of:

Balance, December 31, 2005	$825,000
Conversions/Retirements	—

Balance, March 31, 2006	825,000
Current portion	—

Non current portion	$825,000

In March 2005, $924,000 of principal was repaid on the company’s debentures, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011.
The $675,000 debentures were converted to 936,200 shares of common stock and 468,099 warrants based on a stock price of $0.721. The Company accounted for the conversion as an inducement and recorded the fair value of the incremental shares of common stock and warrants issued as a debenture conversion expense of $448,200 in the consolidated statement of operations.
The $825,000 debentures which were extended to March 2011 were accounted for as a debt extinguishment however no gain or loss was recognized. The convertible feature in the modified convertible debenture was not considered an embedded derivative that required bifurcation and subsequent remeasurement at fair value. The debentures have an interest rate of 6% and are convertible to common stock at $1.38 per share. The Company’s stock price at the end of March 2006 was $0.87.
Interest expense for the debentures was approximately $12,200 and $29,300 and included in the interest expense was the accretion of the debt discount of nil and $11,300 for the first quarter of 2006 and 2005, respectively.
8. Warrants and Warrant Liability:
A summary of the outstanding warrants as of March 31, 2006, follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price

$0.50-$1.00	281,000	2.5 years	$0.77
$1.01-$1.50	5,299,723	2.0 years	$1.13
$1.51-$2.16	2,199,836	0.2 years	$2.16

Total/Average	7,780,559	1.5 years	$1.41

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes which warrants should be classified as either equity or liability. If the warrant is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations.
The 2.9 million warrants issued in connection with the December 2, 2005 private placement were determined to be a liability with an estimated fair value of $505,900 as of March 31, 2006. The fair value of the warrant liability increased $145,900 from the year-end balance of $360,000, which was recorded as a loss on derivative instruments in the consolidated statement of operations.
These warrants are classified as a liability rather than equity because the Subscription Agreement provides for certain registration rights associated with the warrants include uncapped liquidated damages upon certain events payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof from the date of event. Events causing liquidated damages include suspension or delisting of the Company’s stock from the AMEX for more than three business days. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly.
A summary of the December 2005 outstanding warrants recorded as a liability at fair value as of March 31, 2006, follows:

Warrant	Exercise	Expiration	Outstanding			Outstanding
Description	Price	Date	Dec. 31, 2005	Exercises	Expirations	Mar. 31, 2006

Series A	$1.30	12/1/2008	1,765,503	—	—	1,765,503
Series B	$1.08	12/1/2006	882,754	—	—	882,754
Series C	$0.76	12/1/2008	231,000	—	—	231,000

Total/ Average	$1.19		2,879,257			2,879,257

The warrant liability related to the financing on December 2, 2005 was recorded at fair value as of March 31, 2006 based on the Black-Scholes-Merton option pricing model using the following assumptions: volatility – 50%; risk-free interest rate of 4.8%; expected life equal to the remaining contractual life of between 0.7 and 2.7 years; and contractual exercise prices of between $0.76 and $1.30 per share of common stock.
9. Equity Transactions:
On March 15, 2005, the Company completed a financing which raised $3,101,000 through the sale of 4,366,734 units. Each unit consisted of one share of common stock and one-half warrant. The warrant has a three year term that could not be exercised before September 22, 2005 and expires March 14, 2008 with an exercise price of $1.03 per share. The shares were registered through a shelf registration statement. The warrants and the shares issuable upon the exercise of the warrants have been registered. Aggregate proceeds of approximately $2.7 million would be realized upon exercise of these warrants. The relative fair value of the new warrants issued was $480,000 and this amount is included in Capital in Excess of Par Value in the Statement of Changes in Stockholders’ Equity.
10. Share-Based Compensation:
As required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (As Amended) Share-Based Payment, the Company has adopted SFAS 123R as of January 1, 2006 using the modified prospective method of transition and recorded $100,300 of compensation expense during the three months ended March 31, 2006. Under the modified prospective method of transition the Company has amortized the fair value of share-based compensation granted or modified after the effective date and the nonvested portion of awards as of the effective date.
The pro forma impact of share-based payments on the three month ended March 31, 2005 results of operations was an increase in compensation expense of $88,500, which did not change the rounding of the reported basic and diluted loss per share.

The Company has two stock option plans, an Incentive Stock Option Plan (ISO Plan) and a Non-Qualified Stock Option Plan (NSO Plan). The Company adopted the ISO Plan on April 12, 1982, which was amended and restated and approved by our shareholders on June 10, 2004, whereby options to purchase shares of its common stock may be granted to employees, including those who are also directors, or subsidiary corporations in which the Company owns greater than a 50% interest. Exercise price for the options is at least equal to 100% of the market price of common stock at the date of grant for employees who own 10% or less of the total voting stock; and 110% of the market price of the Company’s common stock at the date of grant for employees who own more than 10% of its voting stock. Options granted can have a term no longer than 10 years and are first exercisable at dates determined at the discretion of the Company’s Board of Directors. The ISO Plan expires March 10, 2014 and is limited to a total of 2,625,000 shares of Common Stock underlying options under the ISO Plan.
On March 20, 1989, the Company’s Board of Directors approved the adoption of a NSO Plan, which was amended and restated and approved by our shareholders on June 10, 2004. Under the NSO Plan, the Board of Directors may award stock options to consultants, directors and key employees of the Company, and it’s subsidiaries and affiliates, who are responsible for the Company’s growth and profitability. The NSO Plan does not provide criteria for determining the number of options an individual shall be awarded, or the term of such options, but confers broad discretion on the Board of Directors to make these decisions. Options granted under the NSO Plan may not have a term longer than 10 years or an exercise price less than 50 percent of the fair market value of the Company’s common stock at the time the option is granted. The NSO Plan expires March 10, 2014 and is limited to a total of 2,187,500 shares of Common Stock underlying options under the NSO Plan.
The fair value of options issued during the three months ended March 31, 2006 and 2005 were determined using the Black-Scholes model with the following assumptions:

	2006	2005

Expected Volatility
• ISO Plan	50%	75%
• NSO Plan	50%	N/A

Expected Option Term
• ISO Plan	2.5-3 years	5 years
• NSO Plan	3 years	N/A

Weighted Average Risk-Free Interest Rate
• ISO Plan	4.3%	4.0%
• NSO Plan	4.5%	N/A

Forfeiture rate
• ISO Plan (1)	—	—
• NSO Plan (2)	—	N/A

(1)	Most grants were immediately exercisable; some have a one year vesting period.

(2)	These options, which vest immediately, were issued to a past officer and director for consulting services.
Incentive Stock Option Plan
ISO Plan activity during the three months ended March 31, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding — beginning of year	1,165,925	$1.32	927,925	$1.51
Grants	200,000	$0.76	100,000	$0.81
Exercises	—	—	—	—
Forfeitures	(124,585)	$1.70	—	—
Expirations	—	—	—	—

Outstanding — end of period	1,241,340	$1.19	1,027,925	$1.44

Exercisable — end of period	1,141,340	$1.23	977,925	$1.47
At March 31, 2006, there were 913,038 shares of common stock available for future issuance. The aggregate intrinsic value of the ending outstanding and exercisable options as of March 31, 2006 was nil based on the Company’s weighted-average and ending stock prices. The weighted-average grant-date fair value of options granted during 2006 was $0.27 per option or $54,800.
Non-Qualified Option Plan
NSO Plan activity during the three months ended March 31, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding — beginning of year	591,601	$2.65	571,601	$2.81
Grants	150,000	$0.94	—	—
Exercises	—	—	—	—
Forfeitures	(20,415)	$3.38	—	—
Expirations	—	—	—	—

Outstanding — end of period	721,186	$2.27	571,601	$2.81

Exercisable — end of period	641,186	$2.46	491,601	$2.50
At March 31, 2006, there were 1,143,814 shares of common stock available for future issuance. The aggregate intrinsic value of the ending outstanding and exercisable options as of March 31, 2006 was nil based on the Company’s weighted-average and ending stock prices. The weighted-average grant-date fair value of options granted during 2006 was $0.36 per option or $53,600.

11. Earnings per Share:
The Company computes earnings per share (EPS) by applying the provisions of SFAS No. 128, Earnings per Share. As the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in the three months ended March 31, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 10,421,600 and 5,706,000, respectively.
12. Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) was needed for completion of remaining reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2,028,400 in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (Lahontan). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation.

Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment.

In 2000, in response to a demand for an increase in collateral by the surety who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the surety to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $1.9 million on Briggs reclamation through the first quarter ended March 31, 2006.

Beginning in the fourth quarter of 2005 and through the first quarter ended March 31, 2006, the Company began exploring the possibility that additional reserves may remain in and around the Briggs pits. Due to the initial success in the infill drilling program on the Briggs property and the addition of the Reward property that could utilize the Briggs processing plant to process potential gold production, the Company is currently performing certain redevelopment activities at Briggs designed to enhance our ability to bring the mine back into production as soon as possible.

(c)	Contingent Liability — McDonald Gold Project

Under the Seven-Up Pete Venture (“SPV”) purchase agreement with Phelps Dodge Corporation (Phelps Dodge), the Company is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana. In April 2006, the Company did not renew the remaining private lease underlying the McDonald Gold Project and the Company believes the remaining $10 million contingent payment to Phelps Dodge is no longer valid. The Company is currently working with Phelps Dodge to formally release the Company from liability.

During the second quarter of 2005 in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off their carrying value of $9,242,100.

Also in April 2006, the Company’s takings lawsuit was dismissed in U.S. District Court for the District of Montana and the Company filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

(d)	Kendall Mine Lawsuits

In October 2001, a plaintiff group including members of the Shammel Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company has taken the position that the allegations are without merit and believes that it will prevail in this matter.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2006, $281,300 is held by the Court as required by the Order.

In March 2004, the Montana Environmental Information Center and Earthworks Mineral Policy Center brought civil action before the U.S. District Court for the District of Montana against CR Kendall Corporation and the Company claiming that the defendants have polluted waters of the U.S. with their operations at the Kendall Mine, near Lewistown, Montana. On February 2, 2006, the case was dismissed without prejudice.
13. Derivative Instruments and Price Protection Arrangements:
The Company did not have any forward contracts or similar derivative instruments during the first quarter of 2006 and 2005, respectively. All gold sales were made on a spot basis.
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
In December 2004, the FASB issued SFAS No. 123(R) revised 2004, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company has implemented SFAS No. 123(R) revised 2004. Stock based compensation of $100,300 was recorded in the first quarter of 2006 as an addition to paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
The matters discussed in this Quarterly Report on Form 10-Q, when not historical matters are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, feasibility studies for the Briggs and Reward projects and non-cyanide recovery testwork, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs Mine. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	the volatility of gold prices;

▪	the speculative nature of mineral exploration;

▪	uncertainty of estimates of mineralized material and gold deposits;

▪	compliance with environmental and governmental regulations;

▪	the potential un-availability of financing on acceptable terms or the inability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future;

▪	the outcome of the McDonald and Kendall Mine litigation as well as other possible judicial proceedings;

▪	economic and market conditions;

▪	unanticipated grade, geological, metallurgical, processing or other problems;

▪	operational risks of mining, development and exploration and force majeure events; and

▪	other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).
Many of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
Overview
We ended the quarter with $4.6 million of unrestricted cash and cash equivalents, which decreased $1.1 million from December 31, 2005. For the three months ended March 31, 2006, operating activities used $1.6 million and investing activities provided $0.4 million. The cash provided by investing activities was due to the sale of securities of $0.8 million partially offset by an increase in capitalized development of $0.4 million related to development drilling at Briggs.
At Briggs, revenues for the first quarter declined at a much faster rate than in previous quarters because most of the recoverable gold has been leached from the pads. We have thoroughly rinsed the pads and have stopped adding new water to the rinse system in preparation for final reclamation of the leach pads. Gold sales decreased to 1,045 ounces in the current quarter compared to 2,365 ounces in the same quarter last year, which resulted in a 41% reduction in the current quarter’s revenues. We realized $567 per equivalent gold ounce during the current quarter compared to $424 per equivalent gold ounce in the same quarter last year. The increased gold price partially offset the declining production.
We had a significantly lower loss of $0.4 million in the current quarter compared to $2.3 million in the same quarter last year. The $1.9 million decreased in net loss was due primarily to lower depreciation, depletion and amortization of $0.9 million, other income increased by $0.8 million due to the current quarter sale of securities, expenses decreased by $0.4 million because there was no debenture conversion expense and other items that when combined amounted to an increase in expenses of $0.2 million.
We are focusing our efforts on the development of Briggs aided by the current high gold price environment and the positive development drilling results from the work performed in 2005 and during the first quarter of 2006.

Significant development drilling was completed during the current quarter to increase the potential quantity and confidence level of the mineralized material. Some assays are still pending.
In January 2006, we announced the positive pre-feasibility study for our Reward Project located near Beatty, Nevada, based on a $425 gold price. We have taken steps to complete the acquisition of all relevant land positions around the project and are in the process of applying for drilling permits. The pre-feasibility study indicated that further drilling is warranted to increase the potential quantity and confidence level of the mineralized material.
Also in January 2006, we formed a joint venture with New Horizon Uranium Corporation of Golden, Colorado (the “Joint Venture”), relating to an area of known uranium occurrences in southeastern Wyoming. An exploration, development and operating agreement has been signed with New Horizon to form the Converse Joint Venture which covers portions of Converse and Niobrara counties, Wyoming. Included in the Joint Venture area are approximately 3,000 acres of mining claims and surface/mineral leases contributed by us.
Under terms of the Joint Venture, New Horizon may earn up to 70 percent interest in the Joint Venture by spending at least $2 million over a five year period. An additional five percent interest may be earned by New Horizon by funding the completion of a feasibility study for a uranium deposit on the lands under investigation. Numerous occurrences of uranium have been observed in drill holes and water wells within the area under evaluation. The location of the Joint Venture area contains geologic formations that are believed to be similar to that of the Crow Butte Uranium Deposit and favorable for hosting roll front uranium deposits.
In February 2006, we announced the dismissal of a March 2004 lawsuit citing Clean Water Act violations in the case of the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center Inc., the Plaintiffs, vs. Canyon Resources Corporation and C.R. Kendall Corporation. Following a motion to dismiss by the plaintiffs, the suit was dismissed without prejudice.
Also in February 2006, U.S. Supreme Court denied us a grant of certiorari in the case of Seven-Up Pete Venture, et al. v The State of Montana. The Seven-Up Pete Venture, a wholly owned subsidiary of Canyon Resources, filed the Petition for Writ of Certiorari on November 4, 2005. The Supreme Court repeatedly has stressed that a denial of certiorari does not in any way imply that the case was decided correctly by the lower courts. We then reinstated our federal lawsuit in the U.S. District Court, which later dismissed our takings claims and as a result we filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit.
Critical Accounting Policies and Estimates
The ensuing discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and contained within this Quarterly Report on Form 10-Q. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Users of financial information produced for interim periods are encouraged to refer to the our accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in our Annual Report on Form 10-K for the year-ended December 31, 2005. We believe the following significant assumptions and estimates affect our more critical practices and accounting policies used in the preparation of our consolidated financial statements.
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
Inventories: We must capture and classify our inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include (1) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to (1) all direct costs incurred in the leaching and refining processes, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As our estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. The Briggs Mine stopped loading ore on the heap leach pad in April 2004 and we stopped active leaching with cyanide in March 2005. Recent gold production has occurred during the final rinsing process of the heap leach pad which is expected to last until mid-2006.
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
Impairments: We have recorded asset impairments based on the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and effective January 1, 2002.
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
Derivatives Instruments and Hedging Activities: Beginning in 2000, the accounting for derivative instruments and hedging activities has been guided by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.That guidance requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure.
We have in the past used derivative financial instruments to manage well defined market risks associated with fluctuating gold prices. Floating rate forward sales contracts were used to manage our exposure to gold prices on a portion of future gold production. These derivative instruments were not designated as hedges and were recognized as assets or liabilities and marked-to-market quarterly with changes recorded in earnings. On settlement of a contract, against which we have delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if we had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). As of March 31, 2006, we did not have any open derivative contracts.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R requires that goods or services received in exchange for share-based payments result in a cost that is recognizable in the financial statements; that cost should be recognized in the income statement as an expense when the goods or services are consumed by the enterprise. We adopted SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. The increased compensation expense from share-based payments issued or vesting during the three months ended March 31, 2006 and 2005 was $100,300 and $88,500 (pro forma impact in 2005), respectively.
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
Results of Operations

We recorded a net loss of $0.4 million, or negative $0.01 per share, on revenues of $0.6 million for the first quarter of 2006. This compares to a net loss of $2.3 million, or negative $0.08 per share, on revenues of $1.0 million for the first quarter of 2005.
For the three months ended March 31, 2006, we sold 1,045 ounces of gold at an average price of $567 per equivalent gold ounce. For the comparable period of 2005, we sold 2,365 ounces of gold at an average price of $424 per equivalent gold ounce. The New York Commodity Exchange (COMEX) gold price averaged $555 and $428 per ounce for the three months ended March 31, 2006 and 2005, respectively.
The following table summarizes our gold deliveries and revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries Spot Sales	1,045	$567	$593	2,365	$424	$1,002

	1,045	$567	593	2,365	$424	1,002

Other transactions Silver proceeds	—		—	—	—	—

	1,045	$567	$593	2,365	$424	$1,002

We had a significantly lower loss of $0.4 million in the current quarter compared to $2.3 million in the same quarter last year. The $1.9 million decrease in net loss was due primarily to the following factors:
•	Gross margin (revenues less cost of sales) improved $0.2 million due primarily to the increased gold price.

•	Lower depreciation, depletion and amortization of $0.9 million due to the second quarter 2005 impairment of $9.2 million of McDonald mineral leases, which were being amortized on a straight line basis.

•	Selling, general and administrative expenses increased by $0.3 million due primarily to expensing share-based compensation related to the adoption of SFAS 123(R), employee departure costs and increased investor relations activities.

•	The increase in exploration costs of $0.1 million was due primarily to work performed at Briggs on an exploratory underground target east of Briggs North pit.

•	Expenses decreased by $0.4 million because there was no debenture conversion expense incurred in the current quarter.

•	Other income increased by $0.8 million due to sale of securities in the quarter.

•	Other expense increased by $0.1 million due to the increase in the warrant liability as a result of the warrants issued in the December 2005 financing.
Liquidity & Capital Resources
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash and revenue from operations, and cash raised from financing activities during 2006 and 2007. However, should we proceed with our plan to reopen the Briggs Mine, additional financing will be required including equipment purchase and repairs, waste stripping and other development costs. We do not have the capital resources sufficient to reopen and operate the Briggs Mine without additional financing. In order to do so, we would need to seek funding from outside sources including asset sales, equity, debt or some combination thereof.

Our gold production has been trending downwards and this trend is expected to continue during 2006 unless we successfully reopen the Briggs Mine in late 2006 or early 2007. Our long-term liquidity will be affected by the re-start of the Briggs Mine and successful production of gold at a profit. Additionally, we are continually evaluating business opportunities such as joint ventures, mergers and/or acquisitions with the objective of creating additional cash flow to sustain us, or provide a future source of funds for growth. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate would be materially adversely impacted.
We ended the quarter with $4.6 million of unrestricted cash and cash equivalents, which decreased $1.1 million from December 31, 2005. For the three months ended March 31, 2006, operating activities used $1.3 million and investing activities provided $0.2 million. The cash provided by investing activities was due to the sale of securities of $0.8 million partially offset by an increase in capitalized development of $0.6 million related to development drilling at Briggs.
During the first quarter of 2006, we sold our interest in Gold Resources Corporation in a private placement for cash of $816,000 all of which was recorded as a gain. Previous costs related to the acquisition of these securities had been expensed as exploration. We will continue to evaluate our equipment needs and we might sell our surplus equipment to add to our near term liquidity.
Outlook
Operations
The Briggs Mine placed the last fresh ore on the heap leach pads in April 2004 due primarily to lack of mine exploration as a result of low gold prices at the time. It is expected that ore on the heap leach pad will be rinsed through May or June 2006 and result in production of approximately 1,700-1,800 ounces of gold in 2006. Reclamation of the waste dumps and leach pad began in 2004 and will continue through 2006. During 2006 we expect to spend approximately $0.3 million on Briggs Mine reclamation primarily to complete the reclamation of the existing leach pads which will not be used if the mine continues production. We are currently in the process of conducting an infill drill program located around the existing Goldtooth and Briggs Main pits and have begun initial redevelopment activities at the Briggs Mine. It is expected that this data will result in an expansion of ore reserves before the end of 2006. Cost estimates for re-start of the operation will be prepared and we expect to finalize a new plan of operations for the Briggs Mine and processing facilities, utilizing mineralized material at Briggs, the satellite Cecil R deposit, and possibly the nearby Reward deposit.
We expect to spend approximately $0.4 million on the Kendall Mine reclamation over the next twelve months.
Expenditures at the McDonald Gold Project for legal and land holding costs are expected to be approximately $0.1 million in 2006.
Financing
At March 31, 2006, we had outstanding warrants issued in connection with previous transactions as follows:

Expiration Date	Underlying Shares	Strike Price
June 1, 2006	2,199,836	$2.16
December 1, 2006	882,754	$1.08
August 31, 2007	50,000	$0.80
March 14, 2008	2,651,466	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76

Total/Average	7,780,559	$1.41

Our $0.8 million of 6% convertible debentures, are convertible by the holders to common stock at any time at a conversion rate of $1.38 per share of common stock. In March 2005, $1,599,000 of principal was either repaid or converted to shares of common stock and $825,000 of the remaining debentures were extended to March 2011.
Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	30,600	6,300	24,300	—	—
Operating lease obligations	113,700	84,500	29,200	—	—
Asset retirement obligations	5,497,700	1,026,200	1,970,800	2,016,100	484,600

Total	$6,467,000	$1,117,000	$2,024,300	$2,841,100	$484,600
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
Gold Prices, Price Protection Arrangements, and Associated Risks
Our revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which we have no control. Our past price protection strategy was to provide an acceptable floor price for a portion of our production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. We had no gold related derivatives outstanding as of March 31, 2006 and all gold sold during the year-to-date period was sold at spot prices.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of March 31, 2006 we were not at risk related to gold related derivative instruments.
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
In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 effective in the fourth quarter of 2005, which resulted in an increase in our asset retirement liabilities of $0.1 million due to the repurchase of the Briggs crushing plant.
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
In December 2004, the FASB issued SFAS No. 123(R) revised 2004, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The adoption of SFAS No. 123(R) is expected to increase compensation expense for employees and directors and the materiality of the impact will depend on the amount of stock options which vest and are granted in the future. We adopted SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. The increased compensation expense from share-based payments issued or vesting during the three month ended March 31, 2006 and 2005 was $100,300 and $88,500 (pro forma impact in 2005), respectively.
Dividends
Since our inception, no cash dividends have been paid nor do we expect any to be paid for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Prices
Our earnings and cash flow are not expected to be significantly impacted by changes in the market price of gold during 2006 due to the limited gold production expected from the Briggs Mine that will result from rinsing the heap leach pads. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $257 per ounce in May 2001 and a high of over $600 per ounce in April 2006. Gold is our primary product and, according to our estimates, a $10 change in the price of gold would result in a minimal change in pre-tax earnings and cash flows during the remainder of 2006.
There is certain market risks associated with the forward gold contracts utilized in the past by us. If the contract counterparty fails to honor their contractual obligation, we may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if we fail to produce sufficient quantities of gold to meet our forward commitments, we would have to purchase the shortfall in the open market at prevailing prices. In addition, we could be subject to cash margin calls by counterparties if the market price of gold significantly exceeds the forward contract price which would create additional financial obligations. At March 31, 2006, we had no outstanding forward gold contracts.
Interest Rates
At March 31, 2006, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently we believe our interest rate risk is minimal.
Foreign Currency
The price of gold is denominated in U.S. dollars, and our current gold production operations and significant properties are located primarily in the U.S. We own foreign mineral rights primarily in the form of royalties which may create foreign currency exposure in the future when, and if, these foreign properties are placed in production.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with previously identified internal control weaknesses, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly presents our operating results and financial condition for the periods presented. Our Company’s Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this first quarter report on Form 10-Q for the three months ended March 31, 2006, are effective based on the evaluation of these controls and procedures.
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
There have been no changes in our internal control over financial reporting for the period ended March 31, 2006 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
In February 2006, U.S. Supreme Court denied us a grant of certiorari in the case of Seven-Up Pete Venture, et al. v The State of Montana. The Seven-Up Pete Venture, a wholly owned subsidiary of Canyon Resources, filed the Petition for Writ of Certiorari on November 4, 2005. The Supreme Court repeatedly has stressed that a denial of certiorari does not in any way imply that the case was decided correctly by the lower courts. We then reinstated our federal lawsuit in the U.S. District Court, which later dismissed our takings claims and as a result we filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.1	Form of Change of Control Agreements between the Company and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.2	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11887), and incorporated herein by references)

10.3	Consulting Agreement, dated February 1, 2006, between the Company and Dr. Gary Huber

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: May 8, 2006	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2006	/s/ David P. Suleski

David P. Suleski
Chief Accounting Officer, Treasurer and
Corporate Secretary
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.1	Form of Change of Control Agreements between the Company and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

10.2	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11887), and incorporated herein by references)

10.3	Consulting Agreement, dated February 1, 2006, between the Company and Dr. Gary Huber

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002