Form 10-Q
period 2006-06-30
CANYON RESOURCES CORP
filed 2006-08-09
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,838,702 shares of the Company’s common stock were outstanding as of August 7, 2006.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Six Months ended June 30, 2006

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

Consolidated Balance Sheets	Page 1

Consolidated Statements of Operations	Page 2

Consolidated Statements of Cash Flows	Pages 3-4

Consolidated Statement of Changes in Stockholders’ Equity	Page 5

Notes to Interim Consolidated Financial Statements	Pages 6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 25

Item 4. Controls and Procedures	Page 25

ii

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,543,700	$5,649,200
Short term investments	6,501,800	—
Restricted cash	—	281,300
Accounts receivable	50,700	16,400
Metal inventories	28,900	65,900
Prepaid and other current assets	72,900	170,900

Total current assets	8,198,000	6,183,700

Property, plant and mine development, net	6,174,600	5,276,700
Restricted cash	3,305,300	2,939,900
Other non current assets	246,400	246,400

Total Assets	$17,924,300	$14,646,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$376,100	$474,100
Asset retirement obligations	1,278,300	1,210,600
Payroll liabilities	103,300	216,900
Other current liabilities	27,900	86,600

Total current liabilities	1,785,600	1,988,200

Notes payable – long term	825,000	825,000
Warrant liabilities	398,800	360,000
Capital leases – long term	21,700	25,900
Asset retirement obligations	3,949,800	4,558,600

Total liabilities	6,980,900	7,757,700

Commitments and contingencies (Note 13)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 43,767,273 at June 30, 2006, and 38,320,533 at December 31, 2005	437,700	383,200
Capital in excess of par value	139,702,100	133,949,900
Retained deficit	(129,196,400)	(127,444,100)

Total Stockholders’ Equity	10,943,400	6,889,000

Total Liabilities and Stockholders’ Equity	$17,924,300	$14,646,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUE
Sales	$413,100	$1,137,200	$1,006,400	$2,139,400

EXPENSES
Cost of sales	413,000	837,800	866,600	1,968,000
Depreciation, depletion and amortization	6,700	704,700	15,600	1,614,600
Selling, general and administrative	770,900	625,000	1,638,700	1,233,500
Exploration costs	424,100	718,600	733,200	889,900
Impairment of long –lived assets	—	9,242,100	—	9,242,100
Accretion expense	50,800	33,500	101,600	67,000
Debenture conversion expense	—	—	—	448,200
Loss on asset disposals	—	2,700	—	2,700

	1,665,500	12,164,400	3,355,700	15,466,000

OTHER INCOME (EXPENSE)
Interest income	78,600	41,900	136,300	74,600
Interest expense	(13,400)	(12,900)	(26,400)	(54,100)
Gain on sale of securities	66,200	—	882,200	—
Loss on derivative instruments	(164,600)	—	(310,500)	—
Other	(84,600)	21,100	(84,600)	21,100

	(117,800)	50,100	597,000	41,600

Net Loss	$(1,370,200)	$(10,977,100)	$(1,752,300)	$(13,285,000)

Basic and diluted net loss per share	$(0.03)	$(0.32)	$(0.05)	$(0.41)

Basic and diluted weighted average shares outstanding	40,000,300	34,510,500	39,165,000	32,401,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,752,300)	$(13,285,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,600	1,614,600
Receivable write-off	13,800	—
Amortization of beneficial conversion feature	—	11,300
Debenture conversion expense	—	448,200
Impairment of inventory	17,600	143,100
Impairment of long-lived assets	—	9,242,100
Loss on asset dispositions	—	2,700
Accretion of asset retirement obligation	101,600	67,000
Share-based compensation expense	279,600	—
Warrant extension cost	70,800	—
Gain on sale of securities	(882,200)	—
Purchase of short term investments	(6,501,800)
Loss on derivative instruments	310,500	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(48,100)	348,400
Decrease in inventories	19,400	673,300
Decrease in prepaid and other assets	98,000	85,400
(Decrease) increase in accounts payable and other current liabilities	(288,800)	26,300
Decrease in asset retirement obligations	(642,700)	(1,039,500)
Increase in restricted cash	(84,100)	(22,800)

Total adjustments	(7,520,800)	11,600,100

Net cash used in operating activities	(9,273,100)	(1,684,900)

Cash flows from investing activities:
Purchases and development of property and equipment	(875,000)	(36,300)
Proceeds on asset dispositions	10,000	—
Proceeds from sale of securities	882,200	—

Net cash provided by (used in) investing activities	17,200	(36,300)

Cash flows from financing activities:
Issuance of stock and warrants	5,457,200	3,148,400
Issuance cost	(302,900)	(47,500)
Payments on debt	—	(924,000)
Payments on capital lease obligations	(3,900)	(8,000)

Net cash provided by financing activities	5,150,400	2,168,900

Net (decrease) increase in cash and cash equivalents	(4,105,500)	447,700
Cash and cash equivalents, beginning of year	5,649,200	4,638,300

Cash and cash equivalents, end of period	$1,543,700	$5,086,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	Six months ended June 30,
	2006	2005
Supplemental disclosures of cash flow information:
1. Interest paid	$26,400	$142,800
2. Income taxes paid	$—	$—

Supplemental schedule of non-cash financing activities:
Non-cash financing activities:
1. Issued 936,200 shares to retire convertible debentures	$—	$675,000
2. Issued 30,000 shares to option the Suitcase/Mineral Hill properties	$30,300	$—
3. Fair value of amended warrants	$271,700	$—
4. Issued 535,000 series A warrants related to placement agent fee	$219,300	$—
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity

Balances, Decemb er 31, 2005	38,320,533	$383,200	$133,949,900	$(127,444,100)	$6,889,000
Share-based compensation	—	—	279,600	—	279,600
Fair value of amended warrants	—	—	271,700	—	271,700
Warrant extension cost	—	—	70,800	—	70,800
Shares to be issued for purchase of property	—	—	30,300	—	30,300
Stock and warrants issued for cash, net of issuance costs of $302,900	5,100,000	51,000	4,746,100	—	4,797,100
Exercise of warrants	346,740	3,500	353,700	—	357,200
Net loss	—	—		(1,752,300)	(1,752,300)

Balances, June 30, 2006	43,767,273	$437,700	$139,702,100	$(129,196,400)	$10,943,400

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation:
During interim periods, Canyon Resources Corporation (the “Company”) follows the accounting policies set forth in its Annual Report on Form 10-K, for the year-ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”). Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.
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
3.	Restricted Cash:
Restricted cash consisted of the following at:

	June 30,	December 31,
	2006	2005
Collateral for Letter of Credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	160,000	156,500
Kendall Mine reclamation (c)	2,051,900	2,007,500
McDonald Gold Project cash reclamation bond (d)	526,900	526,900
Net proceeds from property sales (e)	287,500	281,300
Briggs cash reclamation bond(f)	30,000	—

	3,305,300	3,221,200
Current portion (e)	—	281,300

Noncurrent portion	$3,305,300	$2,939,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank letter of credit was provided in favor of the surety as partial collateral for such bond obligations. The letter of credit is fully collateralized with cash and will expire no earlier than December 31, 2006, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 13(a))

(d)	Held directly by the Montana Department of Environmental Quality (“DEQ”) for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. The balance was reclassified to long term during the second quarter of 2006 due to the uncertainty of when the restriction will be removed. (See Note 13(d)).

(f)	Cash bond held by Bank of America for the performance of reclamation obligations for Cecil R exploration activities at the Briggs Mine.
4.	Short Term Investments:
Short term investments are primarily auction rate certificates that are short term positions in highly rated long term investments. The positions have maturities that range from seven to twenty-eight days and can be rolled-forward until the funds are required for use in operations. The auction rate certificates can be redeemed at anytime before maturity based on its fair market value. The fair value of the outstanding short term investments at June 30, 2006 is essentially equal to their carrying value.
5.	Inventories:
Metal inventories consisted of the following as of:

	June 30, 2006	December 31, 2005
Broken ore under leach	$—	$—
Doré	28,900	65,900

	$28,900	$65,900

The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $17,600 and $14,900 during the second quarter of 2006 and 2005 and $17,600 and $143,100 for the first six months of 2006 and 2005, respectively. Inventory write downs are included in cost of sales in the consolidated statement of operations.
6.	Property, Plant and Mine Development:
The following summary of property, plant and mine development has been reclassified from prior period disclosures in order to provide additional disclosures:

		As of June 30, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and Equipment	1 - 5 Years SL	$5,937,500	$4,027,600	$1,909,900
Mine Development	UOP(a)	798,900	—	798,900
Mineral Interest	UOP	7,129,000	3,820,900	3,308,100
Asset Retirement Cost	UOP	157,700	—	157,700

		$14,023,100	$7,848,500	$6,174,600

(a)	Unit of production (“UOP”) is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.
The year-to-date increase in property, plant and mine development was due primarily to the $0.8 million increase in mine development expenditures at Briggs, where we began capitalizing the direct costs of re-starting the mining operations since January 1, 2006.

		As of December 31, 2005
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and Equipment	1 - 5 Years SL	$5,940,400	$4,012,000	$1,928,400
Mine Development	UOP	—	—	—
Mineral Interest	UOP	7,011,500	3,820,900	3,190,600
Asset Retirement Cost	UOP	157,700	—	157,700

		$13,109,600	$7,832,900	$5,276,700

7.	Asset Retirement Obligations:
The Company’s estimated asset retirement obligations include site specific costs for earthwork, revegetation, water treatment and dismantlement of facilities for its current or past producing mineral properties and other disturbed properties.
The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2005	$5,769,200
Settlement of liabilities	(642,700)
Accretion expense	101,600

Balance, June 30, 2006	5,228,100
Current portion	1,278,300

Non current portion	$3,949,800

8.	Notes Payable:
Notes payable consisted of the following as of:

Balance, December 31, 2005	$825,000
Conversions/Retirements	—

Balance, June 30, 2006	825,000
Current portion	—

Non current portion	$825,000

In March 2005, $924,000 of principal was repaid on the Company’s debentures, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011.
The $675,000 debentures were converted to 936,200 shares of common stock based on $0.72 per share and received 468,099 warrants with an exercise price of $1.03 per share and exercisable until March 14, 2008. The Company accounted for the conversion as an inducement and recorded the fair value of the incremental shares of common stock and warrants issued as a debenture conversion expense of $448,200 in the consolidated statement of operations.
During 2005, the $825,000 debentures were extended to March 2011, and were accounted for as a debt extinguishment. However no gain or loss was recognized as amounts were deemed to be immaterial. The convertible feature in the modified convertible debenture was not considered an embedded derivative that required bifurcation and subsequent remeasurement at fair value. The debentures have an interest rate of 6% and are convertible to common stock at $1.38 per share. The fair value of the outstanding balance of this debt at June 30, 2006 is essentially equal to its carrying value. The Company’s stock price at the end of June 2006 was $1.01.
Interest expense for the debentures was approximately $12,300 and $12,300 for the second quarters of 2006 and 2005, and $24,500 and $41,600 for the first six months of 2006 and 2005, respectively. Included in the interest expense was the accretion of the debt discount of nil and $11,300 for the second quarter of 2006 and 2005, respectively.
9. Warrants and Warrant Liability:
A summary of the outstanding warrants as of June 30, 2006, follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	281,000	2.2 years	$0.77
$1.01-$1.50	8,038,483	2.2 years	$1.28
$1.51-$2.16	2,199,836	0.9 years	$2.16

Total/Average	10,519,319	1.9 years	$1.45

On May 19, 2006, the Board approved the extension of the expiration date of the warrants to purchase 2,199,836 shares of common stock at an exercise price of $2.16 from June 1, 2006 to June 1, 2007. The extension encompasses the warrants issued in a private placement for stock and warrants completed in September 2003. The $70,800 of incremental fair value between the original and extended warrants was recorded as other expense in the consolidated statement of operations and as capital in excess of par in the consolidated balance sheets.
Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statement of operations.
On June 2, 2006, the Company closed a financing transaction, which included the issuance of 3.1 million warrants. These warrants had an exercise price of $1.50 per share and a contractual term of 3 years. The Subscription Agreement provides for certain registration rights associated with the issuance of the shares of common stock and shares of common stock issuable upon exercise of the warrants. For accounting purposes only, the liquidated damages associated with the registration rights were deemed to be related to both shares of common stock and the common stock issuable upon exercise of the warrants and were capped at 10%.The capped liquidated damages deemed to be related to the warrants was determined to be less than the difference in value between registered and unregistered shares and are therefore deemed to be equity rather than a warrant liability.
Originally all of the 2.9 million warrants issued in connection with the December 2, 2005 private placement were determined to be a liability at inception based on the provisions of EITF 00-19. These warrants were classified as a liability rather than equity because the Subscription Agreement related to such warrants provides for certain registration rights associated with the warrants and includes uncapped liquidated damages upon certain events payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof from the date of event. Events causing liquidated damages include, among others, suspension or delisting of the Company’s stock from the AMEX for more than three business days. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly.
During the second quarter and effective for June 30, 2006, approximately 40% of the December 2, 2005 warrant holders executed an Amendment to Subscription Agreement that capped such liquidated damages to 10% of the gross proceeds of the financing. For accounting purposes only, the capped liquidated damages deemed to be related to the warrants was determined to be less than the difference in value between registered and unregistered shares and therefore the amended warrants were deemed to be equity rather than a warrant liability. The amended warrants were fair valued up to June 30 and the resulting increase to the warrant liability was expensed in the quarter. On June 30, the effective date of the amendment, the warrant liability balance of the amended warrants of $271,700 was reclassed to capital in excess of par.
As of June 30, 2006, the warrant liability balance was $398,800, and a total of $164,600 and $310,500 was recorded as a loss on derivative instruments for the second quarter and for the six-month period ended June 30, 2006, respectively.
A summary of the warrants recorded as a liability as of June 30, 2006, follows:

Warrant	Exercise	Expiration	Outstanding			Outstanding
Description	Price	Date	Dec. 31, 2005	Exercises	Amendments	Jun. 30, 2006
Series A	$1.30	12/1/2008	1,765,503	—	733,408	1,032,095
Series B	$1.08	12/1/2006	882,754	—	366,704	516,050
Series C	$0.76	12/1/2008	231,000	—	72,631	158,369

Total/Average	$1.19		2,879,257	—	1,172,743	1,706,514

The warrant liability related to the financing on December 2, 2005 was recorded at fair value as of June 30, 2006 based on the Black-Scholes-Merton option pricing model using the following assumptions: volatility – 50%; risk-free interest rate of 5.2%; expected life equal to the remaining contractual life of between 0.4 and 2.4 years; and contractual exercise prices of between $0.76 and $1.30 per share of common stock.
10. Equity Transactions:
On June 2, 2006, the Company completed a private placement financing which raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.55 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a fifteen percent discount to the twenty-day volume weighted average of the closing price of the Company’s common stock. In connection with the financing, the Company paid the placement agent a cash placement agent fee of $225,625 and 535,500 Series A Warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants are not exercisable for a period of six months from the date of closing and have an exercise price of $1.50 and a term of three years. The Company was required to file a registration statement with the SEC within thirty days of the closing to register for resale the common stock and the common stock issuable upon exercise of the warrants related to this transaction. The Company failed to file the required registration statement with-in the thirty-day filing requirement. As a result of the late filing, the Company paid liquidated damages to investors in the amount of 2% of the gross proceeds or approximately $102,000. The Company filed the required registration statement on July 13, 2006 and it was declared effective July 31, 2006. The relative fair value of the new warrants issued was $1,263,000 and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
11. Share-Based Compensation:
As required by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (As Amended), Share-Based Payment, the Company has adopted SFAS 123R as of January 1, 2006 using the modified prospective method of transition and recorded $279,600 of compensation expense during the six months ended June 30, 2006. All of the share-based compensation expenses were recorded as selling, general and administrative costs in the consolidated statements of operations. Under the modified prospective method of transition the Company has amortized the fair value of share-based compensation granted or modified after the effective date of nil and the nonvested portion of awards as of the effective date of $13,400.

The pro forma impact of share-based payments on the six months ended June 30, 2005 results of operations was an increase in compensation expense of $158,500, which increased the reported basic and diluted loss per share by $0.01.
On June 6, 2006, the Company’s shareholders approved the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) to provide more flexibility in the compensation of key personnel. All outstanding stock options under the old plans, an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan, will remain active until all the options under those plans either expire or are exercised; however, no new options may be granted under such plans.
A summary description of the provisions of the 2006 Plan is set forth below. The 2006 Plan was filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A on April 28, 2006.
The 2006 Plan is administered by the Compensation Committee of the Board of Directors consisting entirely of independent directors. The common stock issued or to be issued under the 2006 Plan consists of 5,000,000 authorized but unissued shares and treasury shares. If any shares covered by an award are not purchased or are forfeited, the shares will again be available for making awards under the 2006 Plan. Employees of, or consultants to, the Company or any of our affiliates, including any such employee who is an officer or director of the Company or of any affiliate are eligible. The Board of Directors may terminate or amend the 2006 Plan at any time and for any reason. The 2006 Plan shall terminate in any event ten years after its effective date of June 6, 2006. The exercise price of each stock option is based on and may not be less than 100% of the fair market value of our common stock on the date of grant. The fair market value is generally determined as the closing price of the common stock on the date of the grant. The term of each stock option is fixed by the Compensation Committee and may not exceed 10 years from the date of grant. The Compensation Committee determines at what time or times each option may be exercised and the exercisability of options may be accelerated by the Compensation Committee.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on historical volatility of the Company’s common stock, and other factors. The Company uses a simplified method of estimating the expected term where expected term equals the vesting period plus contractual term all divided by two. The forfeiture rate is expected to be nil because most option grants vest immediately or have relatively short vesting periods. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
The fair value of options issued during the six months ended June 30, 2006 and 2005 were determined the following assumptions:

		2006	2005
Expected Volatility
•	Incentive Stock Options	50%	75%
•	Non-Qualified Stock Options	50%	67%

Expected Option Term
•	Incentive Stock Options	2.5-3 years	5 years
•	Non-Qualified Stock Options	3 years	5 years

Weighted Average Risk-Free Interest Rate
•	Incentive Stock Options	4.3-5.0%	4.0%
•	Non-Qualified Stock Options	4.5-5.0%	3.7%

Forfeiture rate
•	Incentive Stock Options	—	—
•	Non-Qualified Stock Options	—	—

Incentive Stock Options
Incentive stock option activity during the six months ended June 30, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of year	1,165,925	$1.32	927,925	$1.51
Grants	325,000	$0.87	100,000	$0.81
Exercises	—	—	—	—
Forfeitures	(329,170)	$1.54	—	—
Expirations	—	—	—	—

Outstanding — end of period	1,161,755	$1.13	1,027,925	$1.44

Exercisable — end of period	1,061,755	$1.16	977,925	$1.47
The weighted-average remaining contractual lives of the outstanding and exercisable options as of June 30, 2006 was 3.6 years and 3.5 years, respectively. The aggregate intrinsic values of the outstanding and exercisable options as of June 30, 2006 were $135,500 and $110,500, respectively, based on a $1.01 market price per share. The weighted-average grant-date fair value of incentive stock options granted during 2006 was $0.31 per option or $100,800. As of June 30, 2006, there was $14,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements and the cost is expected to be recognized over a weighted average period of 0.5 years.
Non-Qualified Options
Non-qualified stock option activity during the six months ended June 30, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of year	591,601	$2.65	571,601	$2.81
Grants	375,000	$1.01	80,000	$0.79
Exercises	—	—	—	—
Forfeitures	(150,830)	$3.01	—	—
Expirations	—	—	(60,000)	$1.70

Outstanding — end of period	815,771	$1.83	591,601	$2.65

Exercisable — end of period	815,771	$1.83	431,601	$2.61
The weighted-average remaining contractual lives of the outstanding and exercisable options as of June 30, 2006 were both 2.9 years. The aggregate intrinsic values of the outstanding and exercisable options as of June 30, 2006 were both $23,700 based on a $1.01 market price per share. The weighted-average grant-date fair value of non-qualified options granted during 2006 was $0.36 per option or $136,300.
Stock Grants
On June 6, 2006, the Compensation Committee of the Board of Directors granted 41,429 shares of common stock to the directors as partial pay of their annual directors’ fees. As the shares vested immediately, the fair value of the shares of

$43,500 was recorded on the grant date in selling, general and administrative expense on the consolidated statement of operations and as capital in excess of par. The shares were subsequently issued in July 2006 after the Additional Listing Application related to such shares was approved by the American Stock Exchange and other administrative duties.
12. Earnings per Share:
The Company computes earnings per share (EPS) by applying the provisions of SFAS No. 128, Earnings per Share. As the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in the three months ended June 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 11,073,031 and 7,027,100, respectively. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in the six months ended June 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 10,748,550 and 6,370,200, respectively.
13. Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) was needed for completion of remaining reclamation at Kendall. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2,051,900 in an interest bearing account with the DEQ for reclamation at the Kendall Mine.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). These agencies have jointly required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation.

Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment.

In 2000, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the surety company to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $2.0 million on Briggs reclamation through the second quarter ended June 30, 2006.

Beginning in the fourth quarter of 2005 and through the second quarter ended June 30, 2006, the Company began exploring the possibility that additional ore reserves remain in and around the Briggs pits. Due to the initial success in the drilling program on the Briggs property and the addition of the Reward property that could utilize the Briggs processing plant to process its potential gold production with capital savings, the Company is currently performing certain redevelopment activities at Briggs designed to enhance our ability to bring the mine back into production as soon as possible.

(c)	Contingent Liability – McDonald Gold Project

Under the Seven-Up Pete Venture (“SPV”) purchase agreement with Phelps Dodge Corporation (“Phelps Dodge”), the Company is required to make a final payment of $10 million upon issuance of all permits required for construction of the McDonald Gold Project, or alternatively, one-third of any proceeds received from a takings lawsuit. The purchase payments are collateralized only by the 72.25% participating interest and underlying assets in the SPV transferred from Phelps Dodge to the Company and CR Montana in this transaction and the 50% co-tenancy interest in certain real property also transferred to the Company and CR Montana. In April 2006, the Company did not renew the remaining private lease underlying the McDonald Gold Project and the Company believes the remaining $10 million contingent payment requirement to Phelps Dodge is no longer valid. The Company is currently working with Phelps Dodge to formally release the Company from this liability.

During the second quarter of 2005 in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off their carrying value of $9,242,100.

Also in April 2006, the Company’s complaint under the takings lawsuit was dismissed in U.S. District Court for the District of Montana and the Company filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

(d)	Kendall Mine Lawsuits

In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Company has taken the position that the allegations are without merit and believes that it will prevail in this matter.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Kendall Mine plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands unrelated to the CR Kendall Corporation or its operation, but also in western Montana. In October 2002, the Court issued a Supplemental Order which sequesters any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2006, $287,500 is held by the Court as required by the Order.

In March 2004, the Montana Environmental Information Center and Earthworks Mineral Policy Center brought civil action before the U.S. District Court for the District of Montana against CR Kendall Corporation and the Company claiming that the defendants have polluted waters of the U.S. with their operations at the Kendall Mine, near Lewistown, Montana. On February 2, 2006, this case was dismissed without prejudice.
14. Derivative Instruments and Price Protection Arrangements:
The Company did not have any forward contracts or similar derivative instruments during the second quarter of 2006 and 2005, respectively. All gold sales were made on a spot basis.
15. Income Taxes:
The Company has not recorded a tax benefit for the current period as the realization is not likely during the year. The benefit is not expected to be realizable as a deferred tax asset as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

16. Recently Issued Financial Accounting Standards:
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The requirement is that recognition of the impact of a tax position is made in the financial statements, if the position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The cumulative effect should be reported as an adjustment to the opening balance of retained earnings for the fiscal year. Adoption must take place for fiscal years beginning after December 15, 2006, although early adoption is allowed. We are currently determining the effect of this interpretation on our financial reporting.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 will have no material impact on our financial reporting and disclosures.
At the March 2005 meeting, the EITF discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation on this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company adopted EITF Issue No. 04-6 as of January 1, 2006 and it had no impact on our financial reporting and disclosures.

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
The matters discussed in this Quarterly Report on Form 10-Q, when not historical matters are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, feasibility studies for the Briggs and Reward projects and non-cyanide recovery testwork, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs Mine. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	the volatility of gold prices;

▪	the speculative nature of mineral exploration;

▪	uncertainty of estimates of mineralized material and gold deposits;

▪	compliance with environmental and governmental regulations;

▪	the potential lack of financing on acceptable terms or the inability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future;

▪	the outcome of the McDonald and Kendall Mine litigation as well as other possible judicial proceedings;

▪	economic and market conditions;

▪	unanticipated grade, geological, metallurgical, processing or other problems;

▪	operational risks of mining, development and exploration and force majeure events; and

▪	other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).
Many of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
Overview
We ended the quarter with $1.5 million of unrestricted cash and cash equivalents plus $6.5 million of short term investments. The short term investments are all auction rate certificates that have maturities ranging from seven to twenty-eight days. These short term investments are readily converted to cash for use in operations but are not considered cash equivalents for accounting purposes. Cash and cash equivalents decreased $3.0 million and $4.1 million from the March 31, 2006 and December 31, 2005 balances, respectively. For the six months ended June 30, 2006, cash flows from operating activities used $9.3 million, cash flows from investing activities used nil and cash flows from financing activities provided $5.2 million. Cash used in operating activities was due primarily to normally occurring administrative costs, increased exploration expenditures, and the purchase of $6.5 million of short term investments in order to maximize our interest income. Cash used by investing activities was due to the increase in capitalized development of $0.9 million related to development activities at Briggs offset by the sale of securities of $0.9 million. Cash provided from financing activities was due to the June private placement that netted $4.8 million and the exercise of warrants for $0.4 million.
At Briggs, revenues for the second quarter continued to decline but at a slower pace than in previous quarters due to gold production from the leach pad and gold recovered from clean up and refurbishment activities. We have stopped adding make-up water to the leach system but continue to circulate the remaining water. Gold sales decreased to 690 ounces in the current quarter compared to 2,607 ounces in the same quarter last year, which resulted in a 64% reduction in the current quarter’s revenues. We realized $597 per ounce of gold during the current quarter compared to $432 per ounce of gold in the same quarter last year.
We had a significantly lower loss of $1.4 million in the current quarter compared to $11.0 million in the same quarter last year. The $9.6 million decrease in net loss was due primarily to last years’ $9.2 million impairment of the McDonald

Gold Project, lower depreciation, depletion and amortization of $0.7 million, lower exploration expense of $0.3 million, and partially offset by a lower gross margin of $0.3 million and other miscellaneous items of $0.3 million. For the six months ended June 30, 2006, we recorded a net loss of $1.8 million, which compares to a net loss of $13.3 million for the same period of 2005.
We continue to focus our efforts on the re-development of Briggs aided by the current high gold price environment and the positive development drilling results from the work performed in 2005 and during the first six months of 2006. We completed phase 1 of the Briggs infill drill program during the current quarter and we were successful in increasing the quantity and confidence level of the mineralized material. In July we completed a Technical Report for Briggs detailing an estimate of 23.6 million tons of mineralized material grading 0.023 oz gold per ton (“opt”) utilizing a cut-off grade of 0.010 opt.
Expensed exploration costs during the quarter included drilling on our exploration stage Cecil R deposit located approximately 4 miles North of Briggs. We completed six drill holes totaling 2,030 feet that returned encouraging results included 55 feet of 0.044 opt gold and 95 feet of 0.23 opt gold. We intend to conduct further infill and step-out drilling to further define the extent and grade of the mineralized material.
We also leased and optioned the unpatented mining claims associated with the Suitcase and Mineral Hill gold deposits for 30,000 shares of common stock and $135,000 in installment payments to purchase the properties located approximately 4 miles North of Briggs and on higher ground above the Cecil R and Jackson deposits. Through drilling and feasibility studies we hope to determine if the mineralized material could be mined in association with the Briggs mining facilities to possibly extend the useful life of the operation. These deposits require permitting before mining can commence.
At our exploration stage Reward Project located near Beatty, Nevada, we have completed the acquisition or leasing of all relevant land positions around the project and have received our drilling permits. The drilling is expected to begin in September 2006 and is designed to increase the potential quantity and confidence level of the mineralized material as the first step for completion of a reserve report.
The Converse Uranium Joint Venture (“Converse”) between Canyon Resources and New Horizon Uranium Corporation (“New Horizon”) is teaming up with High Plains Uranium (“High Plains”) to form the Sand Creek Joint Venture (“Sand Creek”) to explore for and potentially develop uranium deposits in an area of known uranium occurrences. The area of interest for this joint venture covers approximately 92,000 acres, located east and south of Douglas, in Converse County Wyoming. High Plains will contribute surface and mineral holdings within the area of interest and Converse will contribute its holdings as well as geologic data, drill logs and engineering studies. Sand Creek will be owned 70%/30% by Converse and High Plains, respectively and New Horizon will serve as the operator. Canyon will not be required to provide funding until its partners have contributed the first $2.6 million of expenditures in this venture.
Converse covers portions of Converse and Niobrara Counties, Wyoming that included approximately 3,000 acres of mining claims and surface/mineral leases owned by Canyon. New Horizon may earn up to 70% interest in Converse by spending at least $2 million over a five year period. An additional 5% percent interest may be earned by New Horizon by funding the completion of a feasibility study for a uranium deposit on the lands under investigation. Numerous occurrences of uranium have been observed in drill holes and water wells within the area under evaluation. The location of the joint venture area contains geologic formations that are believed to be favorable for hosting roll front uranium deposits.
On June 2, 2006, we completed a private placement financing which raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.55 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a fifteen percent discount to the twenty-day volume weighted average of the closing price of the Company’s common stock. In connection with the financing, we paid the placement agent a cash placement agent fee of $225,625 and 535,500 Series A Warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants are not exercisable for a period of six months from the date of closing and have an exercise price of $1.50 and a term of three years. We were required to file a registration statement with the SEC within thirty days of the closing to register for resale the common stock and the common stock issuable upon exercise of the warrants related to this transaction. We failed to file the required registration statement with-in the thirty-day filing requirement. As a result of the late filing, the Company paid liquidated damages to investors in the amount of 2% of the gross proceeds or approximately $102,000. The Company filed the required registration statement on July 13, 2006 and it was declared effective July 31, 2006.
Also in February 2006, the U.S. Supreme Court denied us a grant of certiorari in the case of Seven-Up Pete Venture, et al. v The State of Montana. The Seven-Up Pete Venture, a wholly owned subsidiary of Canyon Resources, filed the Petition for Writ of Certiorari on November 4, 2005. The Supreme Court repeatedly has stressed that a denial of certiorari does not in any way imply that the case was decided correctly by the lower courts. We then reinstated our federal lawsuit in the U.S. District Court, which later dismissed our takings claims and as a result we filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit.
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
Critical Accounting Policies and Estimates
The ensuing discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and contained within this Quarterly Report on Form 10-Q. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Reserves: We have not declared a mineral reserve since year-end 2001 but reported mineralized material at Briggs in July 2006. When we have producing mines or are developing a mine we estimate our ore reserves at least on an annual basis. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. We use our ore reserve estimates in determining the unit basis for mine depreciation and amortization of closure costs. Changes in ore reserve estimates could significantly affect these items.
We produce gold at our Briggs Mine using the heap leach process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. No cyanide has been added to the Briggs heap leach system since April 2005.
When Briggs is in full production certain estimates regarding this overall process are required for inventory accounting and reserve reporting, the most significant of which are the amount and timing of gold to be recovered. Although we can calculate with reasonable certainty the tonnage and grades of gold ore placed under leach by engineering survey and laboratory analysis of drill hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed verses run-of-mine) and the particular mineralogy of a deposit being mined. We base our estimates on laboratory leaching models, which approximate the recovery from gold ore under leach on the heap. From this data, we estimate the amount of gold that can be recovered and the time it will take for recovery. We continually monitor the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the exact amount of gold remaining under leach, we calculate, or derive the amount, by taking the difference between the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré.
Inventories: We must capture and classify our inventory related costs to achieve the “matching concept” of expenses and revenues as required by generally accepted accounting principles. Costs capitalized to inventory relating to the heap leach pad include (1) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs. These costs are relieved from this inventory when gold is produced as doré, and added to (1) all direct costs incurred in the leaching and refining processes, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs for determining the cost of inventory related to doré. As our estimate of time to recover gold from first being placed under leach to doré production is twelve months, inventory costs are considered a current asset. The Briggs Mine stopped loading ore on the heap leach pad in April 2004 and we stopped active leaching with cyanide in March 2005. Gold production continues to occur while we evaporate the remaining water in the heap leach pad and this residual production is expected to continue during the second half of 2006.
Asset Retirement Obligations: On January 1, 2003, we became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in our consolidated statement of operations.
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
Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statement of operations. As of June 30, 2006, the warrant liability balance was $398,800, and a total of $164,600 and $310,500 was recorded as a loss on derivative instruments for the second quarter and for the six-month period of 2006, respectively.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R requires that goods or services received in exchange for share-based payments result in a cost that is recognizable in the financial statements; that cost should be recognized in the income statement as an expense when the goods or services are consumed by the enterprise. We adopted SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. The increased compensation expense from share-based payments issued or vesting during the three months ended June 30, 2006 and 2005 was $179,300 and $70,000 (pro forma impact in 2005), respectively. The increased compensation expense from share-based payments issued or vesting during the six months ended June 30, 2006 and 2005 was $279,600 and $158,500 (pro forma impact in 2005), respectively.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on historical volatility of the Company’s common stock, and other factors. The Company uses a simplified method of estimating the expected term where expected term equals the vesting period plus contractual term all divided by two. The forfeiture rate is expected to be nil because most option grants vest immediately or have relatively short vesting periods. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
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

Results of Operations – Three Months Ended 2006 versus Three Months Ended 2005
We recorded a net loss of $1.4 million, or negative $0.03 per share, on revenues of $0.4 million for the second quarter of 2006. This compares to a net loss of $11.0 million, or negative $0.32 per share, on revenues of $1.1 million for the second quarter of 2005.
For the three months ended June 30, 2006, we sold 690 ounces of gold at an average price of $598 per equivalent gold ounce. For the comparable period of 2005, we sold 2,607 ounces of gold at an average price of $436 per equivalent gold ounce. The London PM Fix gold price averaged $627 and $427 per ounce for the three months ended June 30, 2006 and 2005, respectively.
The following table summarizes our gold deliveries and revenues for the three months ended June 30, 2006 and 2005:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Spot Sales	690	$597	$412	2,607	$432	$1,126

	690	$597	412	2,607	$432	1,126
Other transactions
Silver proceeds	—		1	—	—	11

	690	$598	$413	2,607	$436	$1,137

We had a significantly lower loss of $1.4 million in the current quarter compared to $11.0 million in the same quarter last year. The $9.6 million decrease in net loss was due primarily to the following factors:
•	Gross margin (revenues less cost of sales) declined $0.3 million due primarily to reduced production.

•	Lower depreciation, depletion and amortization of $0.7 million due to the second quarter 2005 impairment of $9.2 million of McDonald mineral leases, which were being amortized on a straight line basis.

•	Selling, general and administrative expenses increased by $0.1 million due primarily to expensing share-based compensation related to the adoption of SFAS 123(R) and increased investor relations activities.

•	The decrease in exploration costs of $0.3 million was due primarily to evaluation performed on the Hycroft property last year compared to lower spending on the six holes drilled at Cecil R and on the Briggs underground target.

•	Prior year’s second quarter included an impairment of the McDonald Gold Project for $9.2 million.

•	Other expenses increased by $0.2 million due primarily to the increase in the warrant liability as a result of the warrants issued in the December 2005 financing.
Results of Operations – Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
We recorded a net loss of $1.8 million, or negative $0.05 per share, on revenues of $1.0 million for the six months ended June 30, 2006. This compares to a net loss of $13.3 million, or negative $0.41 per share, on revenues of $2.1 million for the six months ended June 30, 2005. The reduction in loss was due primarily to last years $9.2 million impairment of McDonald Gold Project that also reduced depreciation by $1.6 million, last years debenture conversion expense of $0.4 million, gain on sales of securities of $0.9 million, partially offset by $0.4 million increase in selling, general and administrative cost primarily due to the expensing of share-based payments and $0.3 million loss on derivative instruments.

For the six months ended June 30, 2006, we sold 1,735 ounces of gold at an average price of $579 per ounce of gold. For the comparable period of 2005, we sold 4,972 ounces of gold at an average price of $428 per ounce of gold. The London PM Fix gold price averaged $590 and $427 per ounce for the six months ended June 30, 2006 and 2005, respectively.
The following table summarizes our gold deliveries and revenues for the six months ended June 30, 2006 and 2005:

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Spot Sales	1,735	$579	$1,005	4,972	$428	$2,128

	1,735	$579	1,005	4,972	$428	2,128

Other transactions
Silver proceeds	—		1	—	—	11

	1,735	$580	$1,006	4,972	$430	$2,139

Liquidity & Capital Resources
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash and revenue from operations, and cash provided from financing activities during 2006 and 2007. However, should we proceed with our plan to reopen the Briggs Mine; additional financing will be required for equipment purchases and repairs, waste stripping and other development costs. We do not have capital resources sufficient to reopen and operate the Briggs Mine without additional financing. In order to do so, we would need to seek funding from multiple sources which might include asset sales, equity sales, debt or some combination thereof.
Our gold production continues to decrease and this trend is expected to continue during 2006 unless we successfully reopen the Briggs Mine in late 2006 or early 2007. Long-term liquidity should be improved by the re-start of the Briggs Mine and successful and profitable gold production. Additionally, we are continually evaluating business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow both to sustain us and to provide future sources of funds for growth. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate would be materially adversely impacted.
We ended the quarter with unrestricted cash and short term investments of $8.0 million. During the quarter we completed a private placement of 5.1 million stock units that netted approximately $4.8 million. Each stock unit was priced at $1.00 and included one share of common stock and one-half warrant. Each full warrant had exercise price of $1.50 and a term of three years.
During the first six months of 2006, we sold our interest in Gold Resources Corporation and other securities for cash of $882,200 all of which was recorded as a gain. Previous costs related to the acquisition of these securities had been expensed as exploration. We will continue to evaluate our equipment needs and we might sell our surplus equipment to add to our near term liquidity.

Outlook
Operations
The Briggs Mine last placed fresh ore on the heap leach pads in April 2004 due primarily to lack of mine exploration as a result of low gold prices at the time. It is expected that ore on the heap leach pad will be rinsed through mid 2006 and result in production of approximately 1,800 ounces of gold in 2006. Reclamation activities have been scaled back while we complete the engineering studies required to reopen the mine and other facilities. We deferred the leach pad reclamation activities until we complete studies to determine if a portion of the run-of-mine ore placed on the leach pad during the last years of production is economical to reprocess at current prices and if the crushed rinsed ore is marketable as aggregate in western markets. We recently completed an infill drill program located around the existing Goldtooth and Briggs Main pits which resulted in a Technical Report detailing an estimate of 23.6 million tons of mineralized material grading 0.023 opt utilizing a cut-off grade of 0.010 opt. It is expected that this data will result in a declaration of ore reserves before the end of 2006. Cost estimates for re-start of the operation are being prepared and we expect to finalize a new plan of operations for the Briggs Mine and processing facilities, utilizing the updated mineralized material at Briggs during 2006.
We expect to spend over the next twelve months approximately $0.8 million, $0.4 million and $0.1 million on reclamation at the Kendall Mine, Seven-Up Pete and Briggs, respectively.
Legal and land holding costs at the McDonald Gold Project are expected to be approximately $0.1 million in 2006.
Financing
At June 30, 2006, we had outstanding warrants issued in connection with previous transactions as follows:

Expiration Date	Underlying Shares	Strike Price
June 1, 2007	2,199,836	$2.16
December 1, 2006	882,754	$1.08
August 31, 2007	50,000	$0.80
March 14, 2008	2,304,726	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50

Total/Average	10,519,319	$1.45

There are $0.8 million of 6% convertible debentures convertible by the holders to common stock at any time at a conversion rate of $1.38 per share of common stock for a total of 597,826 shares of common stock. In March 2005, $1,599,000 of principal was either repaid or converted to shares of common stock and $825,000 of the remaining debentures were extended to March 2011.

Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	28,100	6,400	21,700	—	—
Operating lease obligations	92,800	85,600	7,200	—	—
Asset retirement obligations	5,228,100	1,278,300	1,750,700	1,714,500	484,600

Total	$6,174,000	$1,370,300	$1,779,600	$2,539,500	$484,600

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
Gold Prices, Price Protection Arrangements, and Associated Risks
Our revenues, earnings and cash flow are strongly influenced by world gold prices, which fluctuate widely and over which we have no control. Our past price protection strategy was to provide an acceptable floor price for a portion of our production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. We had no gold related derivatives outstanding as of June 30, 2006 and all gold sold during the year-to-date period was sold at spot prices.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of June 30, 2006 we were not at risk related to gold related derivative instruments.
Recently Issued Financial Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The requirement is that recognition of the impact of a tax position is made in the financial statements, if the position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The cumulative effect should be reported as an adjustment to the opening balance of retained earnings for the fiscal year. Adoption must take place for fiscal years beginning after December 15, 2006, although early adoption is allowed. We are currently determining the effect of this interpretation on our financial reporting.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No.154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No.

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
At the March 2005 meeting, the EITF discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation on this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company adopted EITF Issue No. 04-6 as of January 1, 2006 and it had no impact on our financial reporting and disclosures.
Dividends
Since our inception, no cash dividends have been paid nor do we expect any to be paid for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Prices
Our earnings and cash flow are not expected to be significantly impacted by changes in the market price of gold during 2006 due to the limited gold production expected from the Briggs Mine resulting from continued rinsing the heap leach pads. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $257 per ounce in May 2001 and a high of over $700 per ounce in May 2006. Gold is our primary product and, according to our estimates, a $10 change in the price of gold would result in a minimal change in pre-tax earnings and cash flows during the remainder of 2006.
There are certain market risks associated with the forward gold contracts previously utilized by us all of which have been settled or have expired.
Interest Rates
At June 30, 2006, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently we believe our interest rate risk is minimal except to the extent we might incur new debt.
Foreign Currency
The price of gold is denominated in U.S. dollars, and our current gold production operations and significant properties are located primarily in the U.S. We own foreign mineral rights primarily in the form of royalties which may create foreign currency exposure in the future when, and if, these foreign properties are placed in production.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with previously identified internal control weaknesses, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly present our operating results and financial condition for the periods presented. Our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q for the three months ended June 30, 2006, are effective based on the evaluation of these controls and procedures.
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
There have been no changes in our internal control over financial reporting for the period ended June 30, 2006 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the effectiveness of controls over financial reporting during future periods are subject to the risk that controls might become inadequate because of changes in conditions or that the degree of compliance with policies and procedures could deteriorate.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
In February 2006, U.S. Supreme Court denied us a grant of certiorari in the case of Seven-Up Pete Venture, et al. v The State of Montana. The Seven-Up Pete Venture, a wholly owned subsidiary of Canyon Resources, filed the Petition for Writ of Certiorari on November 4, 2005. The Supreme Court repeatedly has stressed that a denial of certiorari does not in any way imply that the case was decided correctly by the lower courts. We then reinstated our federal lawsuit in the U.S. District Court, which later dismissed our takings claims and as a result we filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2006.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 22, 2006, in connection with option to acquire unpatented mining claims associated with the Suitcase and Mineral Hill gold properties the Company was required to issue 30,000 shares of its common stock as of June 30, 2006 with a fair market value of $1.01 per share or $30,300 in the aggregate. The shares of common stock were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities	None
Item 4. Submission of Matters to Vote of Security Holders
On June 6, 2006, the Company held its Annual Meeting of Shareholders. The following items of business were voted upon by shareholders at the meeting.
Proposal I was the election of five Directors of the Company, Richard H. De Voto, James K. B. Hesketh, Leland O. Erdahl, David K. Fagin, and Ronald D. Parker. The proposal electing Mr. De Voto passed with votes of 26,527,028 shares “For” and 3,651,501 shares “Withheld”. The proposal electing Mr. Hesketh passed with votes of 26,521,725 shares “For” and 3,656,804 shares “Withheld”. The proposal electing Mr. Erdahl passed with votes of 26,066,444 shares “For” and 4,112,085 shares “Withheld”. The proposal electing Mr. Fagin passed with votes of 26,069,519 shares “For” and 4,109,010 shares “Withheld”. The proposal electing Mr. Parker passed with votes of 26,068,430 shares “For” and 4,110,099 shares “Withheld”.
The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Richard H. De Voto, James K. B. Hesketh, Leland O. Erdahl, David K. Fagin, and Ronald D. Parker.
Proposal II was to approve the issuance, at the discretion of the Board of Directors, of up to 38 million shares of common stock for general corporate purposes, including the raising of capital or the acquisition of assets or entities in one or more transactions. The proposal passed with votes of 7,733,186 shares “For”, 3,748,287 shares “Against”, and 248,131 shares “Abstained”.
Proposal III was to approve the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan. The

proposal passed with votes of 6,627,841 shares “For”, 4,904,379 shares “Against”, and 197,384 shares “Abstained”.
Proposal IV was to ratify the Audit Committee’s appointment of Ehrhardt Keefe Steiner & Hottman P.C. as the Company’s independent auditors for 2006. The proposal passed with votes of 29,822,660 shares “For”, 282,191 shares “Against”, and 73,677 shares “Abstained”.

Item 5.	Other Information	None
Item 6. Exhibits
4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.2	Form of Amendment to Subscription Agreement, dated June 30, 2006, between the Company and each of the Investors party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on July 7, 2006, and incorporated by reference)

4.3	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

10.1	Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.2	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.3	Form of Incentive Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.4	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.5	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: August 9, 2006	/s/ James K. B. Hesketh James K. B. Hesketh
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ David P. Suleski David P. Suleski
Chief Financial Officer, Treasurer and
Corporate Secretary
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

4.2	Form of Amendment to Subscription Agreement, dated June 30, 2006, between the Company and each of the Investors party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on July 7, 2006, and incorporated by reference)

4.3	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated by reference)

10.1	Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.2	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.3	Form of Incentive Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.4	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2005, and incorporated by reference)

10.5	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.4 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002