Form 10-Q
period 2006-09-30
CANYON RESOURCES CORP
filed 2006-11-13
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,888,702 shares of the Company’s common stock were outstanding as of November 10, 2006.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Nine Months ended September 30, 2006
 i

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
 ii

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,354,400	$5,649,200
Short term investments	4,500,000	—
Restricted cash	—	281,300
Accounts receivable	16,100	16,400
Metal inventories	124,100	65,900
Prepaid and other current assets	465,200	170,900

Total current assets	6,459,800	6,183,700

Property, plant and mine development, net	6,490,600	5,276,700
Restricted cash	3,337,800	2,939,900
Other non current assets	246,500	246,400

Total Assets	$16,534,700	$14,646,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$755,200	$474,100
Asset retirement obligations	1,284,300	1,210,600
Payroll liabilities	109,600	216,900
Other current liabilities	21,400	86,600

Total current liabilities	2,170,500	1,988,200

Notes payable — long term	825,000	825,000
Warrant liabilities	147,400	360,000
Capital leases — long term	42,700	25,900
Asset retirement obligations	3,581,100	4,558,600

Total liabilities	6,766,700	7,757,700

Commitments and contingencies (Note 13)

Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 43,838,702 at September 30, 2006, and 38,320,533 at December 31, 2005	438,400	383,200
Capital in excess of par value	139,727,200	133,949,900
Retained deficit	(130,397,600)	(127,444,100)

Total Stockholders’ Equity	9,768,000	6,889,000

Total Liabilities and Stockholders’ Equity	$16,534,700	$14,646,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUE
Sales	$2,400	$914,200	$1,008,800	$3,053,600

EXPENSES
Cost of sales	—	638,800	866,600	2,606,800
Depreciation, depletion and amortization	8,600	198,000	24,200	1,812,600
Selling, general and administrative	1,005,600	401,700	2,644,300	1,635,200
Exploration costs	381,800	286,500	1,115,000	1,176,400
Impairment of long —lived assets	—	—	—	9,242,100
Accretion expense	50,700	33,400	152,300	100,400
Debenture conversion expense	—	—	—	448,200
Loss on asset disposals	—	—	—	2,700

	1,446,700	1,558,400	4,802,400	17,024,400

OTHER INCOME (EXPENSE)
Interest income	119,700	45,300	256,000	119,900
Interest expense	(15,700)	(13,000)	(42,100)	(67,100)
Gain on sale of securities	—	—	882,200	—
Gain (loss) on derivative instruments	240,900	—	(69,600)	—
Registration rights penalties	(102,000)	—	(102,000)	—
Other	200	500	(84,400)	21,600

	243,100	32,800	840,100	74,400

Net Loss	$(1,201,200)	$(611,400)	$(2,953,500)	$(13,896,400)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.42)

Basic and diluted weighted average shares outstanding	43,824,500	34,542,100	40,735,500	33,122,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,953,500)	$(13,896,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	24,200	1,812,600
Receivable write-off	13,800	—
Amortization of beneficial conversion feature	—	11,300
Debenture conversion expense	—	448,200
Impairment of inventory	17,600	143,100
Impairment of long-lived assets	—	9,242,100
Loss on asset dispositions	—	2,700
Accretion of asset retirement obligation	152,300	100,400
Share-based compensation expense	294,900	14,500
Warrant extension cost	70,800	—
Gain on sale of securities	(882,200)	—
Loss on derivative instruments	69,600	—
Purchase of short term investments	(6,501,800)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,500)	605,900
(Increase) decrease in inventories	(75,800)	950,800
Increase in prepaid and other assets	(294,400)	(52,400)
Decrease in accounts payable and other current liabilities	(42,000)	(190,800)
Decrease in asset retirement obligations	(1,056,100)	(1,676,700)
Increase in restricted cash	(116,600)	(39,300)

Total adjustments	(8,339,200)	11,372,400

Net cash used in operating activities	(11,292,700)	(2,524,000)

Cash flows from investing activities:
Purchases and development of property and equipment	(1,045,500)	(164,400)
Redemption of short term investments	2,001,800	—
Proceeds on asset dispositions	10,000	—
Proceeds from sale of securities	882,200	—

Net cash provided by (used in) investing activities	1,848,500	(164,400)

Cash flows from financing activities:
Issuance of stock	5,100,000	3,155,000
Stock issuance cost	(302,900)	(47,500)
Issuance of warrants	357,200	—
Payments on debt	—	(924,000)
Payments on capital lease obligations	(4,900)	(12,200)

Net cash provided by financing activities	5,149,400	2,171,300

Net decrease in cash and cash equivalents	(4,294,800)	(517,100)
Cash and cash equivalents, beginning of year	5,649,200	4,638,300

Cash and cash equivalents, end of period	$1,354,400	$4,121,200

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental disclosures of cash flow information:
1. Interest paid	$42,100	$55,800

Supplemental schedule of non-cash financing activities:
Non-cash financing activities:
1. Issuance of 936,200 shares to retire convertible debentures	$—	$675,000
2. Issuance of 500,000 shares to repurchase Briggs crusher	$—	$370,000
3. Issuance of 50,000 options to purchase shares to an investor relations firm in connection with a contract for services	$—	$14,500
4. Issuance of 30,000 shares to purchase Suitcase/Mineral Hill property	$30,300	$—
5. Fair value of amended warrants	$282,200	$—
6. Issued 535,000 series A warrants for broker placement fee	$219,300	$—
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital in		Total
	Number of	At Par	Excess of Par	Retained	Stockholders’
	Shares	Value	Value	Deficit	Equity
Balances, December 31, 2005	38,320,533	$383,200	$133,949,900	$(127,444,100)	$6,889,000
Share-based compensation	41,429	400	294,500	—	294,900
Fair value of amended warrants	—	—	282,200	—	282,200
Warrant extension cost	—	—	70,800	—	70,800
Shares issued for purchase of property	30,000	300	30,000	—	30,300
Stock and warrants issued for cash, net of issuance costs of $302,900	5,100,000	51,000	4,746,100	—	4,797,100
Exercise of warrants	346,740	3,500	353,700	—	357,200
Net loss	—	—	—	(2,953,500)	(2,953,500)

Balances, September 30, 2006	43,838,702	$438,400	$139,727,200	$(130,397,600)	$9,768,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
3. Restricted Cash:
Restricted cash consisted of the following at:

	September 30,	December 31,
	2006	2005
Collateral for Letter of Credit (a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	162,100	156,500
Kendall Mine reclamation (c)	2,078,500	2,007,500
McDonald Gold Project cash reclamation bond (d)	526,900	526,900
Net proceeds from property sales (e)	291,300	281,300
Briggs cash reclamation bond (f)	30,000	—

	3,337,800	3,221,200

Current portion (e)	—	281,300

Noncurrent portion	$3,337,800	$2,939,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank letter of credit was provided in favor of the surety as partial collateral for such bond obligations. The letter of credit is fully collateralized with cash and will expire no earlier than December 31, 2006, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality (“DEQ”) in an interest bearing account for use in continuing reclamation at the Kendall minesite. (See Note 13(a) below)

(d)	Held directly by the Montana DEQ for reclamation at the McDonald Gold Property.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order. The balance was reclassified to long term during the second quarter of 2006 due to the uncertainty of when the restriction will be removed. (See Note 13(d) below).

(f)	Cash bond held by Bank of America for the performance of reclamation obligations for Cecil R exploration activities at the Briggs Mine.
4. Short Term Investments:
Short term investments are primarily auction rate certificates that are short term positions in highly rated long term debt investments. The positions have maturities and yields that range from seven to 28 days and from 5.0% to 5.2%, respectively. The auction rate certificates can be redeemed at anytime before maturity based on its fair market value. The Company initially considered the short term investments to be trading securities but during the third quarter changed their classification to available-for-sale securities due to a lack of active and frequent purchases and sales of these investments. As a result, subsequent to the election to classify these short term investments as available-for-sale securities, purchases and sales of these short term investments are reflected in the consolidated statement of cash flows as investing activities. As all gains and losses are realized on a daily basis through interest income, there are no unrealized gains or losses as of September 30, 2006. Short term investments at September 30, 2006 were $4.5 million compared to nil as of December 31, 2005.
5. Inventories:
Metal inventories consisted of doré gold of $124,100 and $65,900 as of September 30, 2006 and December 31, 2005, respectively. The Company wrote down its metal inventory at the Briggs Mine to net realizable value by nil during both the third quarter of 2006 and 2005, and $17,600 and $143,100 for the first nine months of 2006 and 2005, respectively. Inventory write downs are included in cost of sales in the consolidated statement of operations.
6. Property, Plant and Mine Development:
The following summary of property, plant and mine development has been reclassified from prior period disclosures in order to provide additional disclosures:

		As of September 30, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and Equipment	1 - 5 Years SL	$5,966,800	$4,036,300	$1,930,500
Mine Development	UOP (a)	1,092,400	—	1,092,400
Mineral Interest	UOP	7,130,900	3,820,900	3,310,000
Asset Retirement Cost	UOP	157,700	—	157,700

		$14,347,800	$7,857,200	$6,490,600

(a)	Unit of production (“UOP”) is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.
The year-to-date increase in property, plant and mine development was due primarily to the $1.1 million increase in mine development expenditures at Briggs, where the Company began capitalizing the direct costs of re-starting the mining operations since January 1, 2006.

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
The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2005	$5,769,200
Settlement of liabilities	(1,056,100)
Accretion expense	152,300

Balance, September 30, 2006	4,865,400
Current portion	1,284,300

Non current portion	$3,581,100

8. Notes Payable:
Notes payable consisted of the following as of:

Balance, December 31, 2005	$825,000
Conversions/Retirements	—

Balance, September 30, 2006	825,000
Current portion	—

Non current portion	$825,000

In March 2005, $924,000 of principal was repaid on the Company’s debentures, $675,000 was converted into units consisting of common stock and warrants and $825,000 of the remaining debentures were extended to March 2011.
The $675,000 of debentures were converted to 936,200 shares of common stock based on $0.72 per share and 468,099 warrants with an exercise price of $1.03 per share and exercisable until March 14, 2008. The Company accounted for the conversion as an inducement and recorded the fair value of the incremental shares of common stock and warrants issued as a debenture conversion expense of $448,200 in the consolidated statement of operations.
During 2005, the $825,000 debentures were extended to March 2011, and were accounted for as a debt extinguishment. However no gain or loss was recognized as amounts were deemed to be immaterial. The convertible feature in the modified convertible debenture was not considered an embedded derivative that required bifurcation and subsequent remeasurement at fair value. The debentures have an interest rate of 6% and are convertible to common stock at $1.38 per share. The fair value of the outstanding balance of this debt at September 30, 2006 is essentially equal to its carrying value. The Company’s stock price as of September 30, 2006 was $0.72.
Interest expense on the debentures was approximately $12,500 and $12,500 for the third quarters of 2006 and 2005, and

$37,000 and $65,400 for the first nine months of 2006 and 2005, respectively. Included in interest expense for the first nine months of 2005 was accretion expense of $11,300.
9. Warrants and Warrant Liability:
A summary of the outstanding warrants as of September 30, 2006, follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50–$1.00	281,000	1.9 years	$0.77
$1.01–$1.50	8,038,483	1.9 years	$1.28
$1.51–$2.16	2,199,836	0.7 years	$2.16

Total/Average	10,519,319	1.7 years	$1.45

On May 19, 2006, the Board approved the extension of the expiration date of the warrants to purchase 2,199,836 shares of common stock at an exercise price of $2.16 from June 1, 2006 to June 1, 2007. The extension encompasses the warrants issued in a private placement for stock and warrants completed in September 2003. The $70,800 of incremental fair value between the original and extended warrants was recorded as other expense in the consolidated statements of operations and as capital in excess of par in the consolidated balance sheets.
Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations.
On June 2, 2006, the Company closed a financing transaction, which included the issuance of 3.1 million warrants. These warrants had an exercise price of $1.50 per share and a contractual term of three years. The Subscription Agreement provides for certain registration rights associated with the issuance of the shares of common stock and shares of common stock issuable upon exercise of the warrants. For accounting purposes only, the liquidated damages associated with the registration rights are capped at 10%.The capped liquidated damages related to the warrants was determined to be less than the difference in value between registered and unregistered shares and as such, the warrants are therefore deemed to be equity rather than a warrant liability.
Originally all of the 2.9 million warrants issued in connection with the Company’s December 2, 2005 private placement were determined to be a liability at inception based on the provisions of EITF 00-19. These warrants were classified as a liability rather than equity because the Subscription Agreement related to such warrants provides for certain registration rights associated with the warrants and include uncapped liquidated damages upon certain events payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof from the date of event. Events causing liquidated damages include, among others, suspension or delisting of the Company’s stock from the American Stock Exchange (“AMEX”)for more than three business days. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly.
As of September 30, 2006, approximately 42% of the December 2, 2005 warrant holders executed an Amendment to Subscription Agreement that capped such liquidated damages to 10% of the gross proceeds of the financing. For accounting purposes only, the capped liquidated damages deemed to be related to the warrants were determined to be less than the difference in value between registered and unregistered shares and therefore the warrants subject to the Amendment were deemed to be equity rather than a warrant liability. The warrants subject to the Amendment were fair valued up to the date the Amendment was effective and the resulting increase or decrease to the warrant liability was recorded. As of September 30, 2006, the warrant liability balance of the warrants subject to the Amendment of $282,200 has been reclassified to capital in excess of par.

As of September 30, 2006, the warrant liability balance was $147,400. A gain of $240,900 was recorded for the third quarter of 2006 that reduced the accumulated loss on derivative instruments to $69,600 for the nine-month period ended September 30, 2006.
A summary of the warrants recorded as a liability as of September 30, 2006, follows:

						Balance
Warrant	Exercise	Expiration	Issued		Subject to	Unamended
Description	Price	Date	Dec. 31, 2005	Exercises	Amendment	Sep. 30, 2006
Series A	$1.30	12/1/2008	1,765,503	—	743,803	1,021,700
Series B	$1.08	12/1/2006	882,754	—	371,902	510,852
Series C	$0.76	12/1/2008	231,000	—	95,500	135,500

Total/Average	$1.19		2,879,257	—	1,211,205	1,668,052

The warrant liability related to the financing on December 2, 2005 was recorded at fair value as of September 30, 2006 based on the Black-Scholes-Merton option pricing model using the following assumptions: volatility – 50%; risk-free interest rate of 4.8%; expected life equal to the remaining contractual life of between 0.2 and 2.2 years; and contractual exercise prices of between $0.76 and $1.30 per share of common stock.
10. Equity Transactions:
On June 2, 2006, the Company completed a private placement financing which raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.55 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the 20 day volume weighted average of the closing price of the Company’s common stock. In connection with the financing, the Company paid the placement agent a cash placement agent fee of $225,625 and 535,500 Series A Warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants are not exercisable for a period of six months from the date of closing and have an exercise price of $1.50 and a term of three years. The Company was required to file a registration statement with the SEC within 30 days of the closing to register for resale the common stock and the common stock issuable upon exercise of the warrants related to this transaction. The Company failed to file the required registration statement within the 30 day filing requirement. As a result of the late filing, the Company paid liquidated damages to investors in the amount of 2% of the gross proceeds or approximately $102,000, which is included in other expense in the consolidated statements of operations. The Company filed the required registration statement on July 13, 2006 and it was declared effective July 31, 2006. The relative fair value of the new warrants issued was $1,263,000 and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
11. Share-Based Compensation:
As required by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (As Amended), Share-Based Payment, the Company has adopted SFAS 123R as of January 1, 2006 using the modified prospective method of transition and recorded $294,900 of compensation expense during the nine months ended September 30, 2006, none of which was capitalized. All of the share-based compensation expenses were recorded as selling, general and administrative costs in the consolidated statements of operations. The pro forma impact of share-based payments on the nine months ended September 30, 2005 results of operations was an increase in compensation expense of $220,900, which increased the reported basic and diluted loss per share by $0.01.
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
The 2006 Plan is administered by the Compensation Committee of the Board of Directors consisting entirely of independent directors. The common stock issued or to be issued under the 2006 Plan consists of 5,000,000 authorized but unissued shares and treasury shares. If any shares covered by an award are not purchased or are forfeited, the shares will again be available for making awards under the 2006 Plan. Directors and employees of, or consultants to, the Company or any of our affiliates are eligible to participate in the 2006 Plan. The Board of Directors may terminate or amend the 2006 Plan at any time and for any reason. The 2006 Plan shall terminate in any event ten years after its effective date of June 6, 2006. The exercise price of each stock option is based on and may not be less than 100% of the fair market value of our common stock on the date of grant. The fair market value is generally determined as the closing price of the common stock on the date of the grant. The term of each stock option is fixed by the Compensation Committee and may not exceed 10 years from the date of grant. The Compensation Committee determines at what time or times each option may be exercised and the exercisability of options may be accelerated by the Compensation Committee.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on historical volatility of the Company’s common stock, and other factors. The Company uses a simplified method of estimating the expected term where the expected term equals the average of the vesting period and contractual term. The forfeiture rate is expected to be nil because most option grants vest immediately or have relatively short vesting periods. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
The fair value of options issued during the nine months ended September 30, 2006 and 2005 were determined the following assumptions:

	2006	2005
Expected Volatility
• Incentive Stock Options	50%	75%
• Non-Qualified Stock Options	50%	65%
Expected Option Term
• Incentive Stock Options	2.5-3 years	5 years
• Non-Qualified Stock Options	1-3 years	5 years
Weighted Average Risk-Free Interest Rate
• Incentive Stock Options	4.3–5.0%	4.0–4.2%
• Non-Qualified Stock Options	4.5–5.0%	3.7%
Forfeiture rate
• Incentive Stock Options	—	—
• Non-Qualified Stock Options	—	—

Incentive Stock Options
Incentive stock option activity during the nine months ended September 30, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of year	1,165,925	$1.32	927,925	$1.51
Grants	325,000	$0.87	200,000	$0.74
Exercises	—	—	(10,000)	$0.66
Forfeitures	(329,170)	$1.54	—	—
Expirations	—	—	—	—

Outstanding — end of period	1,161,755	$1.13	1,117,925	$1.38

Exercisable — end of period	1,061,755	$1.16	1,067,925	$1.40

The weighted-average remaining contractual lives of the outstanding and exercisable options as of September 30, 2006 were both 3.3 years. The aggregate intrinsic values of the outstanding and exercisable options as of September 30, 2006 were both $5,400, based on a $0.72 market price per share. The weighted-average grant-date fair value of incentive stock options granted during 2006 was $0.31 per option or $100,800. As of September 30, 2006, there was $7,200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements and the cost is expected to be recognized over a weighted average period of 0.25 years.
Non-Qualified Options
Non-qualified stock option activity during the nine months ended September 30, 2006 and 2005 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of year	591,601	$2.65	571,601	$2.81
Grants	514,526	$1.20	80,000	$0.79
Exercises	—	—	—	—
Forfeitures	(150,830)	$3.01	—	—
Expirations	(139,526)	$1.73	(60,000)	$1.70

Outstanding — end of period	815,771	$1.83	591,601	$2.65

Exercisable — end of period	815,771	$1.83	511,601	$2.94

The weighted-average remaining contractual lives of the outstanding and exercisable options as of September 30, 2006 were both 2.8 years. The aggregate intrinsic values of the outstanding and exercisable options as of September 30, 2006 were both nil based on a $0.72 market price per share. The weighted-average grant-date fair value of non-qualified options granted during 2006 was $0.27 per option or $137,500. As of September 30, 2006 and 2005, non-employee stock options of 139,526 are included in the outstanding and exercisable non-qualified stock options above; they have an exercise price of $1.73 and have no intrinsic value.
Stock Grants
There were no shares granted during the third quarter ended September 30, 2006. On June 6, 2006, the Compensation Committee of the Board of Directors granted 41,429 shares of common stock to the directors as partial pay of their annual directors’ fees. As the shares vested immediately, the fair value of the shares of $43,500 was recorded on the grant date in selling, general and administrative expense on the consolidated statements of operations and as capital in excess of par. The shares were subsequently issued in July 2006 after the Additional Listing Application related to such shares was approved by the AMEX and other administrative duties.
12. Earnings per Share:
The Company computes earnings per share (EPS) by applying the provisions of SFAS No. 128, Earnings per Share. Because the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in the three months ended September 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 13,103,800 and 7,188,000, respectively. Common stock equivalents, which include stock options, warrants to purchase common stock and convertible debentures, in the nine months ended September 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 11,541,800 and 7,029,800, respectively.
13. Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) was needed for completion of remaining reclamation at Kendall. The Montana DEQ has yet to complete its work on this EIS. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2,078,500 in an interest bearing account with the DEQ for reclamation at the Kendall Mine which is currently ongoing. The Company has spent approximately $11.0 million on Kendall from 1991 through the third quarter ended September 30, 2006.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). These agencies jointly have required the Company to post a reclamation bond in the amount of $3,030,000 to ensure appropriate reclamation. In September 2006, the Company was notified that the reclamation bond would be increased for inflation by $127,300 and be subject to funding by mid-2007.

Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment.

In 2000, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date, and has held discussions with the surety company to reschedule the deposit requirements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $3.8 million on Briggs reclamation from 2004 through the third quarter ended September 30, 2006. The Company has not requested release of liability for completion of certain reclamation tasks due to uncertainties related to the potential re-start of Briggs that may re-disturb past reclamation activities.

(c)	Contingent Liability — McDonald Gold Project

During the third quarter of 2006, the outstanding $10 million contingent liability with Phelps Dodge Corporation (“Phelps Dodge”) was released. The contingent liability was related to a final purchase payment on the McDonald Gold Project. Phelps Dodge retains a one-third interest in any proceeds received from the currently active takings lawsuit with the State of Montana. The Montana lawsuit was filed to recover value lost due to changes in the mining law and the cancellation of mineral leases related to our wholly-owned Seven-Up Pete joint venture’s interest in the McDonald Gold Project.

In April 2006, the Company’s complaint under the takings lawsuit was dismissed in U.S. District Court for the District of Montana and the Company filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefs have been submitted to the U.S. Court of Appeals for the Ninth Circuit. In addition, the Company has filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Kendall Mine plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands unrelated to the CR Kendall Corporation or its operation, but also in western Montana. In October 2002, the Court issued a Supplemental Order which sequesters any proceeds realized from the auction until such time as the lawsuit is concluded. As of September 30, 2006, $291,300 is held by the Court as required by the Order.

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
14. Derivative Instruments and Price Protection Arrangements:
The Company did not have any forward contracts or similar derivative instruments during the third quarter of 2006 and 2005, respectively. All gold sales during 2006 were made on a spot basis.
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

16. Recently Issued Financial Accounting Standards:
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R)-5, Amendment of FASB Staff Position (“FSP”) FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP has no effect on our financial reporting.
In September 2006, FASB No. 157, Fair Value Measurements . This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. We are currently determining the effect of this Statement on our financial reporting.
In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. The required disclosure in a Form 8-K filing is effective for “triggering events” that occur on or after November 7, 2006. We are currently determining the effect these amendments will have on our financial reporting.
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
The matters discussed in this Quarterly Report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, feasibility studies for the Briggs and Reward projects and non-cyanide recovery testwork related to the Seven-Up Pete project, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs Mine. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:
▪	the volatility of gold prices;

▪	the speculative nature of mineral exploration;

▪	uncertainty of estimates of mineralized material and gold deposits;

▪	compliance with environmental and governmental regulations, including reclamation bonding requirements;

▪	the potential lack of financing on acceptable terms or the inability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future;

▪	the outcome of the McDonald and Kendall Mine litigation as well as other possible judicial proceedings;

▪	economic and market conditions;

▪	unanticipated grade, geological, metallurgical, processing or other problems;

▪	operational risks of mining, development and exploration and force majeure events; and

▪	other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).
Many of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
Overview of the Third Quarter 2006 and Future Outlook
We ended the quarter with $1.4 million of unrestricted cash and cash equivalents plus $4.5 million of short term investments. The short term investments are all auction rate certificates that have maturities ranging from seven to 28 days. These short term investments are readily convertible to cash for use in operations but are not considered cash equivalents for accounting purposes.
What did we spend cash on during the quarter?
During the third quarter of 2006, cash and short term investments decreased by $2.2 million. Expenses and spending for the third quarter are broken down as follows:
•	General and administrative expenses amounted to $1.0 million.
o	Includes holding costs at the Briggs Mine of $0.3 million.
•	Exploration expense amounted to $0.4 million.

•	Briggs Project capital spending amounted to $0.2 million for feasibility study engineering.

•	Kendall closure site asset retirement spending amounted to $0.4 million for capping the old leach pads and water treatment studies.

•	Working capital and other miscellaneous changes amounted to $0.2 million due partly to a build up of gold inventory that was sold in early October.
What are our results of operation?
During the third quarter of 2006, there were no gold sales, but continued recirculation of leach solution resulted in a build up of 240 ounces of gold that was sold in early October 2006. Further gold production and sales during the remainder of 2006 is expected to be insignificant and would not have a material impact on our overall operating results and liquidity.

How much property does the Company control?
Our mining properties and associated in-place mineralized material represent our most important assets. A summary of the property acreages that we control is as follows:

	Fee	Fee
Property/Location	Surface	Mineral	Patented	Unpatented
Briggs Operation — California	—	—	5	2,530
Reward Project — Nevada	—	—	220	1,265
Seven-Up Pete — Montana	1,315	1,828	250	80
CR Montana — Montana	—	902,681	—	—
Converse JV — Wyoming (a)	1,856	—	—	2,860
CR Kendall — Montana	—	—	1,085	—

Total Acreage	3,171	904,509	1,560	6,735

(a)	Sand Creek JV lands not included in these totals.
A summary of the in-place mineralized material estimated to be contained on the above properties is as follows:

	Mineralized		Cut-off Gold
	Material	Gold Grade	Grade
Property/Location	(Million Tons)	(Ounce/Ton)	(Ounce/Ton)
Briggs Operation — Inyo County, California	23.60	0.023	0.010
Cecil R — Satellite Deposit	5.75	0.024	0.015
Mineral Hill — Satellite Deposit	2.31	0.035	0.015
Suitcase — Satellite Deposit	0.33	0.052	0.015

	31.99	0.024

Reward Project — Beaty, Nevada	3.35	0.031	0.011
Seven-Up Pete — Lincoln, Montana	17.00	0.035	0.020

Total Mineralized Material	52.34	0.028

As of September 30, 2006, we have not declared any reserves related to the above mineralized material. In early 2006, we completed our scoping study on the Briggs Mine that we used to justify additional drilling that successfully converted mineralized material to a reserve confidence level of drill-hole spacing. Since that time we have been working to complete the feasibility study to economically prove reserve estimates for final Board of Director approval.
We are constantly evaluating our properties for development; at both Briggs and Reward we are in process of developing feasibility studies. The Seven-Up Pete Project requires significantly more progress before we can update the feasibility study that was completed in 1991. We update our mineralized material estimates from time to time as we conduct additional drilling or as the status of our land positions change.
How is the Briggs re-start going?
During the third quarter of 2006, we made significant progress on our Briggs Mine re-start feasibility study. This study has indicated that inclusion of underground mining of the potential high-grade mineralized material into the feasibility study may improve the overall project economics.
The open pit components of this study are nearing completion and have focused on expanding the existing Briggs Main, BSU and Goldtooth open pits, while utilizing existing open pits for waste dump locations. Potential underground mineable zones of high grade mineralization have been outlined in association with the Goldtooth fault around the Goldtooth pit and at the Briggs North area parallel to the zone previously mined by underground methods during 2000 and 2001. A pre-feasibility/feasibility study is currently being conducted on the potential underground mining options. Costing, design and schedules for the leach pad expansion and facilities refurbishment have been completed. A new General Manager and Vice President of Operations, Mr. Stuart Green, began work in October on this project.
In October, we moved the drill rig that had been drilling at our Reward Project in Nevada to the Briggs Mine. The Briggs infill drilling was designed to expand and increase the confidence level of the previously identified underground mineralized material. This program is expected to provide a reserve confidence level for a portion of the underground mineralized material that may be included in the final feasibility study.
What progress have we made on Briggs satellite deposits?
In July 2006, we announced the acquisition of the Mineral Hill and Suitcase deposits located within four miles of our Briggs Mine. We issued 30,000 shares of common stock related to this purchase. Evaluation of existing drill-hole and geologic information available for Suitcase and Mineral Hill during the third quarter of 2006 supports an in-place mineralized material estimate of 0.33 million tons at a grade of 0.052 ounce of gold per ton for Suitcase and supports an estimate of 2.31 million tons at a grade of 0.035 ounce of gold per ton for Mineral Hill. These estimates utilize a cutoff grade of 0.015 ounces of gold per ton. Additional drilling would be required to expand or to further validate these results.
During the second quarter of 2006, we drilled six additional holes on our Cecil R deposit, which have now been consolidated with our existing drill hole database. A new estimate of in-place mineralized material incorporating the new data is 5.75 million tons at a grade of 0.024 ounce of gold per ton for the Cecil R deposit using a cutoff grade of 0.015 ounce of gold per ton. Metallurgical testwork performed on drill cuttings from this drilling program indicates that a good gold recovery, similar to that experienced at our Briggs Mine, can be expected using heap leach technology.
These three satellite deposits remain open for potential expansion both along strike and at depth. Through future drilling and feasibility studies, we hope to prove that the mineralized material contained in these deposits can be developed into economic reserves that could be processed at the Briggs Mine facilities to possibly extend the useful life of the operation. Continued exploration of these deposits will depend on an allocation from our limited resources to fund our various ongoing projects. These deposits also require permitting before mining could commence.
What progress have we made on the Reward project?
Our Reward Project located near Beatty, Nevada, is our second highest priority behind the re-start of the Briggs Mine. As the next step towards completing a feasibility study at Reward, we began an infill and step-out drill program in September designed to further define the extent and grade of the previously acquired mineralized material. On October 23, we announced the results of 21 reverse circulation (RC) holes, totaling 6,140 feet. Highlights from that announcement included:

	From	To	Length	Length	Au Assay	Au Assay
Hole No.	(feet)	(feet)	(feet)	(meter)	(oz/ton)	(gram/ton)
RC-03	110	385	275	83.8	0.036	1.240
RC-10	0	70	70	21.3	0.035	1.210
RC-13	0	360	360	109.7	0.024	0.844
RC-15	0	145	145	44.2	0.051	1.730
RC-21	185	370	185	56.4	0.031	1.078
These holes were designed to test extensions of the known mineralization and to fill in data gaps within our current pit design. The in-fill portion of the program was successful in converting some waste material in the current pit design to mineralized material. In addition, hole number 21, which represented the widest step-out in this program, intercepted significant grade (60 ft of 0.066 oz/ton Au) to the east of the deposit where no previous drilling existed. We are analyzing these results and planning additional drilling in an effort to expand and further test the size of this deposit which remains open both down dip and along strike. In addition, we have commenced permitting activities and are conducting various engineering studies required to complete a feasibility study. Our goal for this project is to move rapidly to complete the feasibility study and to secure Board of Director approval, permits, and financing, to allow mine construction.
The drill program was designed with the holes positioned as step-outs from mineralization outlined in a pre-feasibility open pit study (reported on January 12, 2006), which indicated an in-place mineralized material estimate of 3.35 million tons grading 0.031 oz/ton Au gold contained within a designed pit (based on a $400 gold price, a cutoff grade of 0.011 oz/ton gold and an assumed slope angle of 45 degrees). If successful, this drilling program could significantly improve project economies by converting waste into mineralized material. Slope angle studies have also commenced to justify use of steeper slope angles in mine design, which could decrease the strip ratio and improve project economics.
What are our plans for the Seven-Up Pete property?
Our interest in the Seven-Up Pete property contains in-place mineralized material,estimated at 17.0 million tons of mineralized material at a grade of 0.035 oz/ton gold based on a cutoff grade of 0.02 oz/ton gold. We intend to move this project forward concentrating primarily on the evaluation of flotation or other potential “non-cyanide” processing techniques. Preliminary testwork utilizing conventional flotation and gravity concentration recovery has returned positive results, but additional optimization testwork is required to further demonstrate the viability of this process route.
What is happening on the Company’s uranium joint ventures?
In the early 1980’s, Canyon and its joint venture partners conducted an aggressive exploration program for uranium in the southern Powder River Basin of Wyoming. This program included mapping and drilling that resulted in the discovery of several instances of uranium mineralization. Over the past year we have reacquired land positions in this area through claim staking and leases with property holders.
Canyon entered into the Converse Uranium Joint Venture (“Converse JV”) with New Horizon Uranium Corporation (“New Horizon”) in January 2006. During 2006 the joint venture has been analyzing information provided by Canyon, consolidating land positions, and establishing drill targets around known uranium occurrences. New Horizon has committed to spend $0.2 million, $0.3 million and $0.5 million in each of the first three years respectively to earn their first 50% equity interest in this project. They must expend an additional $1.0 million over the following two years to earn up to a 70% interest in the project and complete a feasibility study to earn a 75% interest. At this time, New Horizon has not met it’s earn-in hurdles and Canyon still controls 100% interest in the joint venture.
In August 2006 the Converse JV joined with High Plains Uranium (“High Plains”) to form the Sand Creek Joint Venture (“Sand Creek JV”). Sand Creek JV is owned 70% by the Converse JV and 30% by High Plains. The purpose of these joint ventures is to combine property positions over a portion of the total Converse JV area of interest and to explore for and potentially develop uranium deposits in an area of known uranium occurrences. The area of interest for this joint venture covers approximately 92,000 acres, located east and south of Douglas, Wyoming. In total, Canyon will not be required to provide funding until its partners have contributed the first $2.6 million of expenditures in these ventures.
In November 2006 a drill program of 18 drill holes began in the western portion of the Sand Creek JV area. A follow up drill program of 12 drill holds is planned for January 2007 as an extension of the initial 18 drill holes. The timing of the second set of 12 drill holds is dependant on the receipt of an expanded exploration permit.
What is the status of the Company’s legal cases?
The McDonald deposit was discovered and drilled by our now wholly-owned Seven-Up Pete Venture (“SPV”). This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching, a technology that was made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the and co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. This ruling was appealed directly to the US Supreme Court. In February 2006, the U.S. Supreme Court denied us a grant of certiorari. We then reinstated our federal lawsuit in the U.S. District Court for the District of Montana, which later dismissed our taking claims stating, in part, a lack of jurisdiction. We have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In addition, the Company has filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.
In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in the

State of Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Kendall Mine ceased operations in 1996. We have taken the position that these allegations are without merit and believe that we will prevail in this matter. We have had no substantial movement in this case.
In February 2006, we announced the dismissal of a March 2004 lawsuit citing Clean Water Act violations in the case of the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center Inc., the Plaintiffs, vs. Canyon Resources Corporation and C.R. Kendall Corporation. Following a motion to dismiss by the plaintiffs, the suit was dismissed without prejudice.
Is there anything else the Company is working on to increase shareholder value?
During the past year we have been reviewing the Company’s portfolio of assets, most of which have no value on our books, and have been successful in monetizing $0.9 million in the sale of owned securities. Monetizing these assets is an ongoing project that may result in additional asset sales, exchanges or the development of joint venture activities. The asset sources for these potential transactions include our substantial mineral interests in Montana, royalty interests in Argentina and proprietary property information related to past exploration or development work.
Critical Accounting Policies and Estimates
The ensuing discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and contained within this Quarterly Report on Form 10-Q. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; completion of feasibility studies, recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments and nonmonetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Users of financial information produced for interim periods are encouraged to refer to our accounting policies, footnotes to the financial statements, and detailed discussion of critical accounting policies and estimates set forth in our Annual Report on Form 10-K for the year-ended December 31, 2005. We believe the following significant assumptions and estimates affect our more critical practices and accounting policies used in the preparation of our consolidated financial statements.
Reserves and Mineralized Material: We have not declared a mineral reserve since year-end 2001 but have reported mineralized material on a number of our properties. When we have producing mines or are developing a mine we estimate our ore reserves on at least an annual basis. We update our mineralized material estimates from time to time as we conduct additional drilling or as the status of our land positions change.
There are a number of uncertainties inherent in estimating quantities of reserves and mineralized material, including many factors beyond our control. Ore reserve and mineralized material estimates are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. We use our ore reserve estimates in determining the unit basis for mine depreciation and amortization of closure costs. Changes in ore reserve estimates could significantly affect these items.

We produced gold at our Briggs Mine using the heap leach process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. No cyanide has been added to the Briggs heap leach system since April 2005.
When Briggs was in production certain estimates regarding this overall process are required for inventory accounting and reserve reporting, the most significant of which are the amount and timing of gold to be recovered. Although we can calculate with reasonable certainty the tonnage and grades of gold ore placed under leach by engineering survey and laboratory analysis of drill-hole samples, the recovery and timing factors are influenced by the size of the ore under leach (crushed verses run-of-mine) and the particular mineralogy of a deposit being mined. We base our estimates on laboratory leaching models, which approximate the recovery from gold ore under leach on the heap. From this data, we estimate the amount of gold that can be recovered and the time it will take for recovery. We continually monitor the actual monthly and cumulative recovery from the heap as a check against the laboratory models, however, ultimate recovery will not be known with certainty until active leaching has stopped and pad rinsing is completed. Because it is impossible to physically measure the exact amount of gold remaining under leach, we calculate, or derive the amount, by taking the difference between the cumulative estimated recoverable gold placed on the heap and the known amount of gold cumulatively produced as doré.
Asset Retirement Obligations: On January 1, 2003, we became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as either an additional property cost or expensed, depending on the stage of the mines life cycle, and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in our consolidated statement of operations.
When a mine is shut down and begins the final reclamation we may decide to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall Mine and the SPV are recorded on an undiscounted basis and the asset retirement obligations of the Briggs Mine and Reward Project are recorded on a discounted basis.
Impairments: We have recorded asset impairments based on the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.
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
Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statement of operations. As of September 30, 2006, the warrant liability balance was $147,400 and a gain of $240,900 and a loss $69,600 was recorded in account gain (loss) on derivative instruments on the consolidated statements of operations for the third quarter and for the nine-month period of 2006, respectively.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R requires that goods or services received in exchange for share-based payments result in a cost that is recognizable in the financial statements; that cost should be recognized in the income statement as an expense when the goods or services are consumed by the enterprise. We adopted SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. Compensation expense from share-based payments issued or vesting during the three months ended September 30, 2006 and 2005 was $15,300 and $62,400 (pro forma impact in 2005), respectively. Compensation expense from share-based payments issued or vesting during the nine months ended September 30, 2006 and 2005 was $294,900 and $220,900 (pro forma impact in 2005), respectively.
The fair value of each option award is estimated on the date of grant for current employees and Directors of the Board and on the closing share price on the day previous to the hire date for new employees using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on historical volatility of the Company’s common stock, and other factors. The Company uses a simplified method of estimating the expected term where expected term equals the vesting period plus contractual term all divided by two. The forfeiture rate is expected to be nil because most option grants vest immediately or have relatively short vesting periods. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
Income Taxes: We must use significant judgment in assessing our ability to generate future taxable income to realize the benefit of our deferred tax assets, which are principally in the form of net operating loss carry forwards and in applying a valuation allowance to all or part of these deferred tax assets is to be provided for that fraction of the deferred tax assets that it is more likely than not that the deferred tax asset will not be realized. The “more likely than not” criterion of FAS 109 represents a probability of just over 50%. We currently have a valuation allowance equal to all of our deferred tax assets related to net operating loss carryforwards.
Potential Litigation Liabilities: We are subject to litigation as the result of our business operations and transactions. We utilize external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, net income may be affected. As of September 30, 2006 we have not accrued any liabilities related to ongoing litigation.

Results of Operations — Three Months Ended 2006 versus Three Months Ended 2005
We recorded a net loss of $1.2 million, or negative $0.03 per share, on revenues of nil for the third quarter of 2006. This compares to a net loss of $0.6 million, or negative $0.02 per share, on revenues of $0.9 million for the third quarter of 2005.
For the three months ended September 30, 2006, we had no gold sales compared to 2,048 ounces of gold at an average price of $445 per gold ounce for the same period last year. The London PM Fix gold price averaged approximately $622 and $439 per ounce for the three months ended September 30, 2006 and 2005, respectively.
     The following table summarizes our gold deliveries and revenues for the three months ended September 30, 2006 and 2005:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Spot Sales	—	$0	$—	2,048	$445	$911

	—	$0	—	2,048	$445	911

Other transactions
Silver proceeds	—		2	—	—	3

	—	$0	$2	2,048	$446	$914

We had a loss of $1.2 million in the current quarter compared to a loss of $0.6 million in the same quarter last year. The negative variance of $0.6 million in net loss was due primarily to the following factors:
•	Negative variance of $0.3 million because there was no production or sales in the current quarter.

•	Positive variance of $0.2 million due to lower depreciation, depletion and amortization.

•	Negative variance of $0.6 million in selling, general and administrative expenses due primarily to expensing the holding costs at the Briggs Mine and increased legal and auditor expenses related to the filing of a registration statement.

•	Negative variance of $0.1 million in exploration costs due to a general increase in exploration activity.

•	Positive variance of $0.2 million from gain on derivatives related to fair value adjustments to the warrant liability.
Results of Operations — Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005
We recorded a net loss of $3.0 million, or negative $0.07 per share, on revenues of $1.0 million for the nine months ended September 30, 2006. This compares to a net loss of $13.9 million, or negative $0.42 per share, on revenues of $3.1 million for the nine months ended September 30, 2005. The positive variance of $10.9 million in net loss was due primarily to the following factors:
•	Positive variance of $11.0 million due to last year’s $9.2 million impairment of McDonald Gold Project that also reduced depreciation by $1.8 million.

•	Positive variance of $0.4 million regarding last year’s debenture conversion expense.

•	Positive variance of $0.9 million related to the gain on sales of securities.

•	Negative variance of $1.0 million in selling, general and administrative cost primarily due to the expensing of share-based payments and holding costs at the Briggs Mine.

•	Negative variance of $0.3 million due to the reduced profit from lower gold sales.

For the nine months ended September 30, 2006, we sold 1,735 ounces of gold at an average price of $579 per ounce of gold. For the comparable period of 2005, we sold 7,020 ounces of gold at an average price of $433 per ounce of gold. The London PM Fix gold price averaged approximately $601 and $431 per ounce for the nine months ended September 30, 2006 and 2005, respectively.
The following table summarizes our gold deliveries and revenues for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Deliveries
Spot Sales	1,735	$579	$1,005	7,020	$433	$3,039

	1,735	$579	1,005	7,020	$433	3,039

Other transactions
Silver proceeds	—		4	—	—	15

	1,735	$582	$1,009	7,020	$435	$3,054

Liquidity & Capital Resources
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash, asset sales, and cash provided from financing activities during 2006 and 2007. However, should we proceed with our plan to reopen the Briggs Mine as anticipated; additional financing will be required for equipment purchases and repairs, waste stripping and other development costs. We do not have the capital resources sufficient to reopen and operate the Briggs Mine without additional financing. In order to do so, we would need to seek funding from multiple sources which might include asset sales, equity sales, debt or some combination thereof.
Our gold production from recirculation of leach solution continues to decrease and this downward trend is expected to continue for the remainder of 2006. Long-term liquidity should be improved by the re-start of the Briggs Mine and successful and profitable gold production. Additionally, we are continually evaluating business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow both to sustain us and to provide future sources of funds for growth. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain additional financing through the capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate would be materially adversely impacted.
We ended the quarter with unrestricted cash and short term investments of $5.9 million. During the second quarter of 2006, we completed a private placement of 5.1 million stock units that netted approximately $4.8 million. Each stock unit was priced at $1.00 and included one share of common stock and one-half warrant. Each full warrant had exercise price of $1.50 and a term of three years.
We also will require additional funding to move the Reward Project to feasibility. The source of that funding will most likely be provided by private investors in the form of equity or convertible debt, but we may also include equipment financing and possible asset sales or exchanges as additional forms of financing.

Operations
The Briggs Mine last placed fresh ore on the heap leach pads in April 2004 due primarily to lack of mine exploration as a result of low gold prices at the time. It is expected that ore on the heap leach pad will continue to be rinsed until the water is nearly evaporated and the leach water collected in the containment ponds no longer needs to be pumped back onto the leach pads. We expect to produce between 2,000 and 2,250 ounces of gold in 2006. We currently cannot reasonably estimate the gold production from the potential re-start of the Briggs Mine in 2007 and beyond until we have completed the re-start feasibility study. In October we moved the drill rig from our Reward Project to the Briggs Mine in order to further infill the high grade underground targets identified earlier in the year.
We expect to spend over the next twelve months approximately $0.8 million, $0.4 million and $0.1 million on reclamation at the Kendall Mine, SPV and Briggs, respectively.
Outstanding Warrants from Financings
At September 30, 2006, we had outstanding warrants issued in connection with previous transactions as follows:

Expiration Date	Underlying Shares	Exercise Price
June 1, 2007	2,199,836	$2.16
December 1, 2006	882,754	$1.08
August 31, 2007	50,000	$0.80
March 14, 2008	2,304,726	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50

Total/Average	10,519,319	$1.45

Debt
There are $0.8 million of 6% convertible debentures convertible by the holders to common stock at any time at a conversion rate of $1.38 per share of common stock for a total of 597,826 shares of common stock. In March 2005, $1,599,000 of principal was either repaid or converted to shares of common stock and $825,000 of the remaining debentures were extended to March 2011.
Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	54,700	12,000	42,700	—	—
Operating lease obligations	71,500	71,500		—	—
Asset retirement obligations	4,865,400	1,284,300	1,750,700	1,345,800	484,600

Total	$5,816,600	$1,367,800	$1,793,400	$2,170,800	$484,600

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
Recently Issued Financial Accounting Standards
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R)-5, Amendment of FASB Staff Position (“FSP”) FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP has no effect on our financial reporting.
In September 2006, FASB No. 157, Fair Value Measurements . This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. We are currently determining the effect of this Statement on our financial reporting.
In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. The required disclosure in a Form 8-K filing is effective for “triggering events” that occur on or after November 7, 2006. We are currently determining the effect these amendments will have on our financial reporting.
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
Our future revenues, earnings and cash flow may be strongly influenced by changes in gold prices, which fluctuate widely and over which we have no control. Our past price protection strategy was to provide an acceptable floor price for a portion of our production in order to meet minimum coverage ratios as required by loan facilities while providing participation in potentially higher prices. We had no gold related derivatives outstanding as of September 30, 2006 and all gold sold during the year-to-date period was sold at spot prices.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of September 30, 2006 we were not at risk related to gold related derivative instruments.
Our future earnings and cash flow may be significantly impacted by changes in the market price of gold, uranium and other commodities. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $272 per ounce in December 2001 and a high of over $700 per ounce in May 2006. We expect gold to be our primary product in the future, but we cannot currently reasonably estimate our future production and therefore we cannot comment on the impact that changes in gold prices could have on our projected pre-tax earnings and cash flows during 2007.
Interest Rates
At September 30, 2006, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently, we believe our interest rate risk is minimal except to the extent we might incur new debt.
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
In connection with previously identified internal control weaknesses, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly present our operating results and financial condition for the periods presented. Our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2006, are effective based on the evaluation of these controls and procedures.
Changes in Internal Control over Financial Reporting
Effective for the reporting year ended December 31, 2005; we are not an accelerated filer and not required to provide a report of management on our internal control over financial reporting.
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
During the period ended September 30, 2006, the Board of Directors approved an updated Treasury Policy that has improved, or is reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the effectiveness of controls over financial reporting during future periods are subject to the risk that controls might become inadequate because of changes in conditions or that the degree of compliance with policies and procedures could deteriorate.

PART II OTHER INFORMATION

Item 1. Legal Proceedings	None
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

CANYON RESOURCES CORPORATION

Date: November 13, 2006	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Principal Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002