Form 10-K
period 2006-12-31
CANYON RESOURCES CORP
filed 2007-03-02
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-11887
CANYON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0800747
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

14172 Denver West Parkway, Suite 250, Golden, CO	80401
(Address of principal executive offices)	(Zip Code)
(303) 278-8464
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	American Stock Exchange
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $43.8 million based on the closing sale price as reported on the American Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007

Common Stock, $0.01 par value per share	44,161,789 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders scheduled to be held on May 21, 2007 and to be filed within 120 days of December 31, 2006, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CANYON RESOURCES CORPORATION
FORM 10-K
Year ended December 31, 2006

PART I
ITEM 1 BUSINESS
GLOSSARY OF SELECTED MINING TERMS
Asset Exchange Agreement: On December 29, 2006, we entered into an Asset Exchange Agreement with several subsidiaries of Newmont Mining Corp. (“Newmont”) to acquire the 3% NSR royalty held by Newmont on Canyon’s CR Briggs Mine in Inyo County, California. In addition, Canyon has entered into an Agreement with Newmont to acquire an option on the Adelaide Gold Project in Humboldt County, Nevada and the Tuscarora Gold Project in Elko County, Nevada. In exchange, Newmont received from us certain mineral rights, surface leases, and facilities near Lincoln, Montana with associated intellectual property and Newmont will assume all associated reclamation liability.
Cut-off Grade: The minimum grade of mineralized material used to establish reserves and mineralized material.
Doré: Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.
Feasibility Study: An engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.
Grade: The metal content of ore, usually expressed in troy ounces per ton or grams per tonne. In this report we consistently use ounces per ton to describe our grades of reserves or mineralized material. (see “Ounces per Ton” below).
Heap Leaching: A method of recovering gold or other precious metals from a heap of ore placed on an impervious pad, whereby a dilute leaching solution is allowed to percolate through the heap, dissolving the precious metal, which is subsequently captured and recovered.
Mineralized Material: Rock containing minerals or metals of potential economic significance that has been delineated by drilling and/or sampling to establish continuity and support an estimate of tonnage and an average grade of the selected metal(s). Under Securities and Exchange Commission standards, such a deposit does not qualify as a reserve until a comprehensive study based upon unit costs, grade, recoveries, and other factors concludes economic and legal feasibility.
Net Smelter Return (“NSR”) Royalty: A defined percentage of the gross revenue from a mineral extraction operation, less a proportionate share of transportation, insurance, and processing costs.
Ounces per Ton (“opt”): Used to describe the grade of ore or mineralized material. It represents the portion of an ounce estimated to be contained in a ton of rock.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The matters discussed in this Annual Report on Form 10-K, when not historical matters are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include, among others, scoping and feasibility studies for the Briggs Mine and Reward Project and non-cyanide recovery testwork, mineralized material estimates, reserve estimates, potential residual production levels, future expenditures, cash requirement predictions, the ability to finance continuing operations and the potential reopening of the Briggs Mine. Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the factors described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. Many of these factors are beyond our ability to control or predict. We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.
GENERAL CORPORATE INFORMATION
Canyon Resources Corporation, a Delaware corporation, is a Colorado-based company that was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. References to “Canyon”, “we”, “our”, and “us” are used herein to refer to the Company or to any or all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation (See organizational chart on page 4). Since 1986, we have been a reporting company. Our securities were traded on NASDAQ until August 16, 1996. On August 19, 1996, we listed our shares of common stock for trading on The American Stock Exchange (“AMEX”).

We are involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.
We have gold production operations in the western United States (“U.S.”), and conduct exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Our exploration and development efforts emphasize precious metals (gold and silver). We have conducted a portion of our mineral exploration and development through joint ventures with other companies. (See “Item 2 – Properties.”)
Once acquired, mineral properties are evaluated by means of geologic mapping, rock sampling and geochemical analyses. Properties having favorable geologic conditions and anomalous geochemical results usually warrant further exploration. In almost all cases, exploration or development drilling is required to further test the mineral potential of a favorable property.
Properties that have demonstrated mineralized material of a potentially economic nature are further evaluated by conducting various studies, including calculation of tonnage and grade, metallurgical testing, development of a mine plan, environmental baseline studies and economic feasibility studies. If economics of a project are favorable, a plan of operations is developed and submitted to the required governmental agencies for review. Depending on the magnitude of the proposed project and its expected environmental impact, a rigorous environmental review may be required prior to the issuance of permits for the construction of a mining operation.
The organizational chart on the following page reflects our legal ownership of significant active subsidiaries and ownership interests in various gold properties as of February 15, 2007. Properties are routinely being acquired, sold, joint-ventured, or abandoned in the ordinary course of business.

Canyon Resources Corporation [1]
100%
CR Kendall Corporation
100%
Kendall Mine
36.125%
100%
Judith Gold Corporation
100%
Kendall Lands
Seven-Up Pete Venture
63.875%
100%
CR Montana Corporation
100%
900,000 acres in Western Montana
100%
CR Briggs Corporation
100%
Briggs Mine
100%
Panamint Exploration Properties
100%
CR Nevada Corporation
100%
CR International
Mina Cancha [2]
100%
Converse Joint Venture [3]
70%
Sand Creek Joint Venture
100%
Industrial Minerals, Inc.

1	The wholly-owned Reward Project is currently retained at the corporate level. We expect to move it to CR Nevada Corporation in the future. The Dominican Republic royalties are retained at the corporate level.

2	We sold the property in 2002 but retained a 2.5% NSR royalty.
3	We own 100% of the joint venture until our partner, New Horizon, reaches their earn-in requirements.

BUSINESS STRATEGY
Our goal is to become a highly respected mid-tier mining company that enjoys a solid long term outlook underpinned by production based cash flow and a pipeline of development projects from which to generate future growth. Our principal area of interest is in gold, although our property portfolio includes uranium, silver and industrial minerals.
We are well endowed with extensive mineral land positions located primarily in four western U.S. states. These include two near term gold development properties represented by our Briggs Mine and its satellite deposits located in California and our Reward Project located in Nevada. In addition, we are a partner in a uranium exploration joint venture in Wyoming, we control the Seven-Up Pete gold deposit in Montana and we also have extensive mineral rights position in Montana that includes a number of industrial mineral deposits. Through a recent transaction with Newmont and through claim staking efforts, we have added to our portfolio of properties in Nevada, which is our primary area of focus for future growth. Our Nevada portfolio now includes the Reward Project, two advanced exploration stage properties known as Adelaide and Tuscarora and two earlier stage projects known as Tram and Mount Edna. In addition, we hold a small portfolio of gold property royalty interests that we hope to build on.
Our strategy is to utilize our existing property positions to add to shareholder value by taking a property portfolio approach. We will sell or trade those properties that are not adding value and we will seek to develop those properties that can be developed economically in a timely manner to create the production based cash flow that will support the Company. At the same time, we will seek to create an increasingly valuable pipeline of development properties through drilling and property swaps or joint ventures to enhance our future growth prospects. Canyon has a wealth of development opportunities, which are limited only by the availability of capital. The Company is currently listed on the AMEX under the symbol CAU. The AMEX provides good liquidity for our investors, but with a market capital of under $75 million, we are restricted in our ability to raise large amounts of capital. One of our strategic goals is to increase the market capital of the Company to increase our access to capital for future growth. To do this rapidly, we must continue to seek and review merger and acquisition opportunities in our principal areas of focus, in addition to our program of property development.
During 2006, our primary focus has been on re-starting our Briggs Mine located in southeastern California, where we successfully developed mineralization and ore reserves through both drilling and acquisitions. The drilling completed during 2006 at and around the Briggs Mine highlighted its previously underdeveloped underground potential and increased the size and confidence of the Cecil R satellite deposit. The Briggs feasibility study is complete and the mine is ready for financing and mining operations could re-commence in 2007. The potential re-start of the Briggs Mine fits well with the forward-looking strategy discussed above.
To further our strategy to develop owned assets into cash flow, the size of the Reward Project was increased after we completed a successful drill program during 2006. This project is currently in the permitting stage and we hope to complete further drilling during 2007 to build upon the successful drilling program completed in mid 2006. Our strategy is to finance and develop the Reward Project shortly after the Briggs Mine is in production.
As part of our strategy to optimize undervalued assets and to focus on gold deposits in Nevada, on the last business day of 2006 we completed an Asset Exchange Agreement with Newmont to acquire the 3% NSR royalty held by Newmont on our Briggs Mine in Inyo County, California. In addition, we entered into an agreement with Newmont to acquire an option on the Adelaide Gold Project in Humboldt County, Nevada and the Tuscarora Gold Project in Elko County, Nevada. In exchange, Newmont received from us certain mineral rights, surface leases, and facilities near Lincoln, Montana with associated intellectual property and Newmont will assume all associated reclamation liability. We retained a royalty interest on mineral rights provided by us in this transaction.
Also, during the year we entered into the Converse and Sand Creek uranium exploration joint ventures to explore for uranium in Converse and Niobrara counties of Wyoming. This is an area that Canyon and previous partners had explored in the late 1970s and early 1980s and were successful in discovering uranium mineralization. We retained the data from that program and subsequently re-captured a land position through staking and leasing as a basis for generating the joint ventures. We now have a carried position subject to various caps in those ventures, after which time we must contribute funding. Again, this activity fits well into our strategy of creating shareholder value, in this case, by drawing on the long history of Canyon.
We continue to pursue our takings lawsuit regarding the lost value at our former McDonald Project located in Montana. We believe that this case has merit and, if resolved, could result in monetary settlement to us. This case is currently before the U.S. Court of Appeals for the Ninth Circuit. We expect a hearing in this case by late 2007.
OPERATIONS
The Briggs Mine, located in southeastern California, produced 2,020 and 9,289 ounces of gold during 2006 and 2005, respectively. A feasibility study, which justifies the restart of mining at Briggs has been completed and, subject to receipt of financing, mining operations could re-commence in 2007. (See “Item 2 – Properties – California Properties – Briggs Mine and Satellite Deposits.”)
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water collected from the process system and mine area, and in re-contouring the leach pads and pit areas. (See “Item 2 – Properties – Montana Properties – Kendall Mine.”)
Recent development activities included the completion of a pre-feasibility study of the Reward property located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Exploration activities during 2006 included infill drilling around the Briggs Mine, its satellite deposit Cecil R and the Reward Project. (See “Item 2 – Properties – Nevada and Wyoming Properties.”)
FINANCING
Financing Transactions
On June 2, 2006, we completed a private placement financing that raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.6 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the previous 20-day volume weighted average of the closing price of our common stock. In connection with the financing, we paid the placement agent a cash placement agent fee of $0.2 million and 0.5 million Series A Warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants were not exercisable for a period of six months from the date of closing and had an exercise price of $1.50 and a term of three years. We were required to file a registration statement with the Securities and Exchange Commission (“SEC”) within thirty days of the closing to register for resale the common stock and the common stock issuable upon exercise of the warrants related to this transaction. We failed to file the required registration statement within the thirty-day filing requirement. As a result of the late filing, we paid liquidated damages to investors in the amount of 2% of the gross proceeds or $0.1 million, which is included in other expense in the consolidated statement of operations. The registration statement was filed on July 13, 2006 and it was declared effective July 31, 2006. The relative fair value of the new warrants issued was $1.3 million and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
During 2006, certain outstanding warrants were exercised which resulted in the issuance of 0.4 million shares of common stock and $0.4 million in proceeds were received.
On December 2, 2005, we raised $2.4 million through the sale of units, at $0.76 per unit, consisting of 3.3 million shares of unregistered common stock, 1.7 million Series A warrants with an exercise price of $1.30 per share, and 0.8 million Series B warrants with an exercise price of $1.08 per share. Additionally, H.C. Wainwright & Co., Inc. acted as placement agent and received a total of 0.4 million warrants as part of its fee. The shares of common stock were registered through a registration statement filed on Form S-1 declared effective by the SEC on April 7, 2006.
On March 15, 2005, we raised $3.1 million through the sale of units, at $0.721 per unit, consisting of 4.4 million shares of registered common stock and 2.7 million warrants. The shares of common stock were registered through a shelf registration statement declared effective by the SEC on February 27, 2004. The warrants are exercisable at a price of $1.03 per share of common stock from September 22, 2005 until March 14, 2008.
On March 1, 2005, our $2.4 million convertible subordinated debentures became due. Debenture holders of $1.6 million were paid the principal amounts of their notes in either cash or shares of common stock and warrants, and debenture holders of $0.8 million agreed to extend the term of their debentures to March 1, 2011.
During 2004, debenture holders of $0.3 million converted their principal amounts to 0.2 million shares.
In March 2004, we raised $7.1 million through the sale of 1.6 million shares of common stock at a price of $4.37 per share.
During 2004, certain outstanding warrants were exercised which resulted in the issuance of 1.5 million shares of common stock and proceeds of $2.5 million.
Stock-Based Compensation Transactions
During 2006, 335,000 shares of common stock were issued to employees, 41,429 shares of common stock were issued to Directors and 10,000 shares of common stock were granted to non-employee consultants. During 2006 there were no exercises of stock options and in 2005 and 2004, exercises of stock options resulted in proceeds of approximately $6,600 and $180,200 and the issuance of 10,000 and 139,500 shares of common stock, respectively.
AVAILABILITY OF MINERAL DEPOSITS; COMPETITION AND MARKETS
Gold mineralization is found in many countries and in many different geologic environments. Country politics, tax structure and geology are important criteria in the decision to explore in a particular country. Since many companies are engaged in the exploration and development of gold properties and often have substantially greater technical and financial resources than we do, we may be at a disadvantage with respect to some of our competitors in the acquisition and development of suitable mining prospects. Mineral properties in an early stage of exploration, or not currently being explored, are often relatively inexpensive to acquire; therefore, we intend to focus on properties with small gold deposits that may be under valued where we may be able to develop a deposit of at least 250,000 ounces of gold that many gold companies having far greater financial resources consider too small.
In general, larger and higher grade gold deposits can be produced at a lower cost per ounce than smaller and lower grade deposits. Also, deposits that can be mined by open pit methods often can be exploited more profitably than those which must be mined by underground methods. There are numerous large gold mining operations throughout the world owned by other companies that are able to produce gold for a lower cost than we can. Demand for gold as a safe haven against the devaluation of paper currency and other factors in the financial marketplace have more of an impact on the price of gold than does the annual production of gold due to the relatively large above-ground supplies of gold available to the market place. Therefore, our principal objective is to acquire suitable mining prospects that could provide a reasonable return on capital without regard to global gold production levels.
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
The decision to put a mine into production and the commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $278 and $725 per ounce. The economics of a mine may change over time due to gold price fluctuations during the project’s life. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry. We may hedge a portion of our production under certain operational and market conditions, or if required by a bank related to a financing.
CUSTOMERS
In 2006 and 2005, our gold production was sold primarily to Standard Bank London Limited and our silver production to Metalor USA Refining Corporation. Given the nature of the commodities being sold and because many other potential purchasers of gold and silver exist, we do not believe that the loss of such buyers would have an adverse effect on our results of operations or financial condition.
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
Historic mining activities have occurred on certain of our properties. In the event that such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. Except as discussed in our periodic filings with the SEC, we are not aware of any pending claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.
Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As we place mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. Additional information and the potential effects of environmental regulation on specific properties are described in “Item 2 – Properties.”
We are also required to have surety or cash backed bonds including reclamation bonds and a bond to mitigate any “foreseeable release” of pollutants (See “Item 1(A). Risk Factors”)
We believe that we are currently in material compliance with all applicable environmental regulations and there are no enforcement procedures currently ongoing.
EMPLOYEES
As of February 23, 2007, we had 19 employees. None of our employees are covered by collective bargaining agreements.
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

ITEM 1A RISKS FACTORS
SPECIFIC RISKS RELATED TO US
Failure To Extend The Life Of The Briggs Mine Would Significantly Reduce Our Gold Production.
Our only recurring revenue producing asset is the Briggs Mine, located in California. We placed our Briggs Mine in production in 1996 and it has produced over 550,000 ounces of gold through December 2006. Portions of the mine are currently being reclaimed while we perform redevelopment activities designed to re-start the mine. The evaporation of the final water balance from the old leach pad could be complete in 2007 and only minor amounts of gold are expected to be recovered from these activities during 2007. As of December 31, 2006, we declared reserves of approximately 130,000 ounces of gold remaining at the Briggs Mine recoverable by open pit or underground mining methods. Development of these reserves is dependant upon financing at reasonable terms and a sufficient gold price to provide a reasonable return on investment. The ultimate success of the Briggs re-start depends largely on our ability to construct the leach pad on a timely basis and extend the life of the Briggs Mine through further resource development and permitting of our satellite deposits located near the Briggs Mine.
Montana Regulatory Authorities May Impose Reclamation Requirements On Our Closure Of The Kendall Mine That Would Significantly Increase Our Funding Requirements For Such Closure.
Our wholly-owned subsidiary, CR Kendall Corporation, has spent approximately $11.0 million on reclamation and closure activities at the Kendall Mine through December 31, 2006, and expects to spend an additional $2.3 million through mine closure. In 1999 and 2000, the Montana Department of Environmental Quality (“DEQ”) revised the required reclamation bond amount from the existing $1.9 million to approximately $14.2 million. We believe the revised bond amount exceeds the cost of remaining work and our subsidiary filed an administrative appeal to the DEQ’s actions, which is still pending. In February 2001, CR Kendall Corporation entered into an agreement with the DEQ under which the $1.9 million supporting the then existing bond was transferred to an interest bearing account at the DEQ for use in continuing reclamation at the Kendall minesite and the appeals regarding bond amounts were stayed.
In January 2002, we became aware that the DEQ intends to proceed with an Environmental Impact Statement (“EIS”) to determine the closure requirements for final reclamation at our Kendall Mine. After a long hiatus the EIS has been reactivated and work is ongoing and we are working closely with the DEQ to finalize it. Depending on the outcome of the EIS, the reclamation costs may vary from our current estimate. The release of our financial obligation on the property will only take place once the regulatory agencies have given final approval to all closure measures and are satisfied that the mine has met all reclamation requirements. There is no assurance of agency satisfaction with our mine closure. The amounts necessary to achieve a final mine closure may be impacted by the outcome of the described pending matters and we may not have sufficient funds to complete the Kendall reclamation if such matters are resolved adversely to us, which would have a material adverse effect on our business.
Unfavorable Resolution Of The McDonald Lawsuit Would Prevent Us From Realizing Its Value.
The McDonald deposit was discovered and drilled by the Seven-Up Pete Venture (“SPV”). This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching. Cyanide recovery technologies for new open pit gold and silver mines were made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the other co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. This ruling was appealed directly to the U.S. Supreme Court. In February 2006, the U.S. Supreme Court denied us a grant of certiorari. We then reinstated our federal lawsuit in the U.S. District Court for the District of Montana, which later dismissed our taking claims stating, in part, a lack of jurisdiction. We have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In addition, the Company has filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.
Gold Production At Our Briggs Mine Involves Many Steps And The Amount Of Gold To Be Recovered Is Not Known With Certainty.
We have historically produced gold at our Briggs Mine using the heap leaching process. This process involves the application of cyanide solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. In March 2005, we stopped adding cyanide to the process and have been “rinsing” the pad with water only, since that time. The result of this “rinsing” is that the water pushes out any residual gold that was previously dissolved when we were adding cyanide. This rinse solution is collected and processed with activated carbon that collects the gold from the solution onto the carbon. Through the subsequent process of pressure stripping the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is further processed in an electrowinning circuit, which collects the gold onto electric cathodes which are melted into gold bars. In October 2005, we achieved our goal of producing all of the previously estimated “recoverable” gold on the leach pad. This estimated “recoverable” gold quantity was computed based on estimates derived from laboratory leach column tests of the ore and then applying the estimated recovery percentage to the ores on the leach pad. Subsequent (after October 2005) gold production is now above the amounts forecasted within the recovery models used at the mine and are, therefore, highly speculative and we cannot know with certainty the amount of gold to be recovered from the Briggs Mine. During 2006, 2,020 ounces of gold were recovered and it is expected that ore on the heap leach pad will continue to be rinsed until the water is evaporated which is expected to take until mid-2007.
Recent California Legislation and Regulations May Prohibit Us From Developing Any Projects Adjacent To Our Briggs Mine.
On April 10, 2003, the California State Mining and Geology Board (“CSMGB”) enacted a Backfill Regulation that essentially requires that all future metal mines be backfilled with certain exceptions to the original contour of the landscape. In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the California Desert Conservation Area (“CDCA”), new open-pit metal mine projects must be backfilled during reclamation. Briggs project is located in the Panamint Range within the designated limited use land of the CDCA. Any new open pit developments on our properties outside the existing Briggs plan of operations area may be required to comply with these regulations, although the bill recognizes that under certain circumstances existing permit areas may be extended to incorporate mining locations necessary for the continued operation or expansion of the existing operation without the backfilling requirement.
We Have Significant Obligations At The Briggs Mine, Which May Adversely Impact Liquidity.
Our Briggs Mine in California operates under a number of permits issued by state, local and federal agencies. Those agencies required us to post $4.2 million in surety bonds, including a $3.0 million reclamation bond, a $1.0 million bond to mitigate any “foreseeable release” of pollutants, and a $0.1 million reclamation bond for exploration. We have partially collateralized the surety bonds at the Briggs Mine with $0.2 million in cash, a $0.2 million letter of credit and a security interest in 28,000 acres of real property mineral interests. In addition, the Company agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company that would adversely impact our liquidity and financial condition. We are actively conducting closure and reclamation activities on the heap leach pads at the Briggs Mine that has significantly reduced our ongoing reclamation liabilities and also reduce the need for further surety deposits. Inyo County has requested a $0.1 million inflation adjustment to our reclamation bond that we intend to fund in the first half of 2007.
We Have A History Of Losses, Which May Continue In The Future.
Our operating history has resulted in losses from operations for the past five fiscal years. We also anticipate a loss from operations for the fiscal year ended December 31, 2007. In the past the Briggs Mine has been profitable during a given fiscal year; however, our operations as a whole may be unprofitable due to:
•	exploration and development costs on properties from which no revenue is derived;

•	continuing general and administrative costs;

•	interest expense associated with debt; and

•	changes in estimated reclamation cost.
Our Briggs Mine ceased mining operations in early 2004. We have finalized a study to re-start the Briggs Mine and refurbish the related mining and processing facilities with the expectation that the re-start will commence once adequate financing can be obtained. Although we have developed and acquired several new sources of potential gold production, there is no assurance that we will be successful in developing profitable gold mining operations in the future.
RISKS RELATED TO OUR MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES
We May Not Have Sufficient Funding For Exploration, Which May Hinder Our Growth.
Historically, we have funded our exploration activities through joint venture partners as well as using our own cash resources. Additional funding from existing partners or third parties, however, may be necessary to conduct detailed and thorough evaluations of, and to develop certain properties. Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. We do not know from what sources we will derive any required funding. If we cannot raise additional funds, as to which there can be no assurance, we will not be able to fund certain exploration activities. Until additional funds become available, we anticipate restricting our exploration activities to those necessary to maintain our property rights and to provide information used in permitting our advanced projects.
We May Not Have Sufficient Funding To Achieve Production If Our Exploration and Development Is Successful.
We will be required to obtain additional financing in order to develop our ore reserves at the Briggs Mine or to continue to explore and develop our other properties. The amount of such financing could be reduced if we were able to sell other non-core assets or were able to enter into joint ventures on one or more of our properties. We will need to seek additional development funding for the Reward and Seven-Up Pete projects if one or both of those projects are successful in obtaining environmental and operational permits and if a decision is made to develop the project. However, there can be no assurance that we will be able to obtain the required funds for all or any of our projects. Failure to obtain such funds may reduce our profitability and growth.
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
If management determines that, based on any factors including the foregoing, capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown on our investment in such property interest. We have experienced writedowns of this type from time to time. During the second quarter of 2005, we wrote off our carrying value of the McDonald Gold Project by approximately $9.2 million.
Our Industry Is Highly Competitive, Mineral Lands Are Scarce, And We May Not Be Able To Obtain Quality Properties.
In addition to us, many companies and individuals engage in the mining business, including large, established mining companies with substantial capabilities and long earnings records. There is a limited supply of desirable mineral lands available for claim staking, lease, or acquisition in the U.S. and other areas where we conduct exploration activities. We may be at a competitive disadvantage in acquiring mining properties since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. The annual exploration budgets for major mining companies typically are tens of millions of dollars. Our exploration budget for 2007 is expected to be not more than $1.0 million. Mineral properties in specific areas which may be of interest or of strategic importance to us may be unavailable for exploration or acquisition due to their high cost or they may be controlled by other companies who may not want to sell or option their interests at reasonable prices.
Gold Prices Are Volatile And Declines Have An Adverse Effect On Our Share Price And Business Plan.
The market price of minerals is extremely volatile and beyond our control. Basic supply/demand fundamentals generally influence gold prices. The market dynamics of supply/demand can be heavily influenced by economic policy. Fluctuating metal prices have a significant impact on our results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically and we might not be able to recover our investment in those properties. The decision and investment necessary to put a mine into production must be made long before the first revenues from production will be received. During the prior five years, the average annual price of gold has increased from $310 per ounce in 2002 to $603 per ounce in 2006. Price fluctuations between the time that we make such a decision and the commencement of production can completely change the economics of the mine. Although it is possible for us to protect against some price fluctuations by entering in to derivative contracts (hedging) in certain circumstances, the volatility of mineral prices represents a substantial risk in which no amount of planning or technical expertise can eliminate.
The average annual gold price per ounce since 2002 based on the London PM Fix is as follows:

2002	2003	2004	2005	2006
$310	$363	$410	$445	$603
The year-to-date average London PM Fix gold price as of February 23, 2007 was $645 per ounce.

We Must Comply With Complex Environmental Regulations Which Are Increasing And Costly.
Compliance with environmental quality requirements and reclamation laws imposed by Federal, state, provincial, and local governmental authorities may:
•	require significant capital outlays;

•	materially affect the economics of a given property;

•	cause material changes or delays in our intended activities; and

•	expose us to lawsuits.
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
Title To Mineral Properties Can Be Uncertain And We Are At Risk Of Loss Of Ownership.
Our U.S. mineral properties consist of private mineral rights, leases covering state and private lands, leases of patented mining claims, and unpatented mining claims. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.
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

The Economics And Ore Grades At Current And Future Development Properties Are Uncertain, And We Could Experience A Write-down On Our Investment.
Decisions as to whether any of the mineral development properties, which we now hold or which we may acquire in the future, contain commercial ore reserves and whether such properties should therefore be sold, retained or brought into production will depend upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers or geologists. There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of the reserves may be significantly less than predicted. To the extent we experience negative adjustments to the tonnages and grades of our reserves, the actual production unit costs and profitability would be adversely affected. Depending upon the extent of such an effect on any of our properties, we could incur a writedown on the recorded value of our mine properties.
Our Operating Costs Could Be Adversely Affected By Inflationary Pressures Especially To Labor And Fuel Costs
The global economy is currently in a period of high commodity prices and as a result the mining industry is attempting to increase production. This has caused significant upward price pressures in the operating costs of mining companies especially in the area of skilled labor. The skilled labor needed by the mining industry is in tight supply and its cost is increasing. Many of our competitors have lower costs and their mines are located in better locations that may give them a competitive advantage in employee hiring and retention.
The cost of fuel to run machinery and generate electricity is closely correlated to the price of oil. Over the past two years the price of oil has risen significantly and has increased the operating cost of mines dependant on fuel and oil to run their business. Continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.
RISKS RELATED TO OUR COMMON STOCK
The Exercise Of Options, Warrants, And Conversion Of Our Existing Debentures And The Future Issuances Of Common Stock Will Dilute Current Shareholders And May Reduce The Market Price Of Our Common Stock.
As of December 31, 2006 we have a substantial amount of outstanding options, warrants and convertible debentures that if completely exercised would dilute existing stockholders’ ownership by approximately 29%. While a substantial portion of our outstanding warrants and options are exercisable at prices in excess of the current market price of our common stock, if our share price increases substantially and these securities are exercised, then shareholders may experience substantial dilution of book value per share of our common stock. The issuance of additional securities may also reduce the market price of our common stock. The Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders up to the AMEX limit of 20% of the outstanding shares. Based on the need for additional capital to fund the re-start of the Briggs Mine and other future mines, it is likely that we will issue additional securities to provide such capital, and that such additional issuances may involve a significant number of shares some of which may be offered at a discount to the current market price.
We Are Subject To The Continued Listing Criteria Of The American Stock Exchange.
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
If AMEX were to delist our common stock, investors could face material adverse consequences, including, but not limited to, a lack of a trading market for our securities, decreased analyst coverage of our securities, an inability for us to obtain additional financing to fund our operations, and possible liquidated damages related to past equity financings.
The Price Of Our Common Stock Has A History Of Volatility, Which May Prevent Shareholders From Realizing A Profit From Their Investment During Particular Time Frames.
The market price for shares of our common stock may be highly volatile depending on news announcements or changes in general market conditions. In recent years, the stock market has experienced extreme price and volume fluctuations. From January 1, 2004 to December 31, 2006, our stock closed in a range from a high of $5.17 to a low of $0.57 per share. Such volatility may cause large swings in the value of a shareholders’ investment in us.
We Have Change In Control Provisions That Discourage A Corporate Takeover And Could Deprive Shareholders Of Opportunities To Sell At Temporarily Higher Prices.
Our Certificate of Incorporation and Bylaws were amended in 2005 by proxy vote at the annual shareholder meeting. The amendment removed classified Board structure and staggered elections and replaced it with the annual election of all Directors.
However, in March of 1997, our Board adopted a Shareholder Rights Agreement designed to protect and maximize the value of our outstanding equity interest in the event of an unsolicited attempt by an acquirer to take us over, in a manner or on terms not approved by the Board. Takeover attempts frequently include coercive tactics to deprive a corporation’s Board of Directors the opportunity to negotiate or otherwise act in the best interest of its stockholders. Our Board believes these tactics often deprive stockholders of the full value of their shares. The Shareholder Rights Agreement, however, may have the effect of rendering more difficult or discouraging any acquisition of us deemed undesirable by the Board. The Shareholder Rights Agreement will cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the elimination, purchase or redemption of the rights provided for in the Shareholder Rights Agreement which expires on March 20, 2007. The Board has decided to adopt a new Shareholder Rights Agreement upon expiration of the current Shareholder Rights Agreement.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.

ITEM 2 PROPERTIES
The following table provides a summary of the most significant properties in which we have an interest as of December 31, 2006. More detailed information regarding each of these properties is provided in the text that follows:

		NATURE OF	DATES
PROPERTY	INTEREST	INTEREST	ACQUIRED	EXPIRY DATES

California properties:
Briggs Mine	100%	Patented & unpatented	2006, 1990	Successive 5-year
		mining claims & leases		terms & claims

Satellite deposits (Cecil R, Jackson,	100%	Patented & unpatented	2006,1990	Successive 5-year
Mineral Hill, Suitcase)		mining claims & leases		terms & claims

Nevada properties:
Reward Project	100%	Unpatented mining	2004, 2006	2024-2025 & claims
		claims & leases

Tuscarora property	Option	Unpatented mining	2006	Annual work
		claims & leases		commitments & rentals

Adelaide property	Option	Unpatented mining	2006	Annual work
		claims & leases		commitments & rentals

Mount Edna prospect	100%	Unpatented mining	2006	Claims
		claims

Tram prospect	100%	Unpatented mining	2006	Claims
		claims

Wyoming properties:
Converse and Sand Creek Uranium Joint	100%	Unpatented mining	2006, 2005	2015 & 25 year leases
Ventures		claims & leases		& claims

Montana properties:
Seven-Up Pete	100%	Patented & unpatented	1990, 1997	2008-2020 & claims
		mining claims

		Approximately
Montana properties	100%	900,000 acres of fee	1990	Perpetual
		mineral rights

Barite properties (Kenelty, Coloma, Elk		Unpatented mining
Creek, Chippy Creek)	100%	claims, fee mineral	1990, 2006	Perpetual & claims
		rights & leases

Kendall Mine (Closure)	100%	Fee land	1987, 1990, 2001	Perpetual

Royalty portfolio:
Montana	Up to 3%	NSR royalty	2006	Perpetual
Dominican Republic	0.4%	NSR royalty	1998	Concession
Mina Cancha (Argentina)	2.5%	NSR royalty	1994	Concession
Mining leases and unpatented claims require annual assessment payments, lease payments or work commitment spending to remain current. Our mining leases have terms and rights to extend terms that vary significantly. Our Montana mineral rights are held in perpetuity.

ASSET EXCHANGE AGREEMENT
On December 29, 2006, we entered into an Asset Exchange Agreement with Newmont to acquire the 3% NSR royalty held by Newmont on our Briggs Mine. In addition, we have entered into an agreement with Newmont to acquire an option on the Adelaide Gold Project in Humboldt County, Nevada and the Tuscarora Gold Project in Elko County, Nevada. We also acquired a right of first refusal on the main section of the Mount Edna Prospect, a portion of which we recently claim staked.
In exchange, Newmont received from us certain mineral rights, surface leases, and facilities near Lincoln, Montana with associated intellectual property and Newmont will assume all associated reclamation liability. We will retain a 3% NSR royalty on mineral rights provided by Canyon in this transaction, which may be reduced if the net of Newmont’s royalty and that of underlying landholders exceeds 5%.
CALIFORNIA PROPERTIES
Briggs Mine and Satellite Deposits
General
We acquired the Briggs Mine, located on the west side of the Panamint Range near Death Valley, California, in 1990. CR Briggs Corporation, our wholly-owned subsidiary, controls approximately 3,300 acres in Inyo County, California approximately 30 miles southwest of Bishop, California. It is 16 miles northeast of Trona and 35 miles northeast of Ridgecrest in Inyo County, California. The legal description of the project area is Townships 21 through 23, and Range 44 through 45 West, Mount Diablo Meridian. CR Briggs owns or controls 264 unpatented claims, including 18 mill site claims and 3 patented claims on U.S. Bureau of Land Management (“BLM”) administered land. We own or control, through leasehold interests, 100% of the Briggs Mine. In addition to the Briggs Mine, we own four satellite deposits located approximately four miles north of Briggs. We refer to these satellite deposits as the Cecil R, Jackson, Mineral Hill and Suitcase deposits. We currently hold or lease a total of 22 unpatented claims and 3 patented claims associated with these deposits. All of our mining claims are located on land prescribed for multiple use management by the BLM.

Briggs Mine Reserves and Mineralized Material

		Average Gold
Mineral Reserve Category	Tons	Grade (opt)	Gold Ounces
Proven Reserves:
Open-Pit	1,841,000	0.028	50,900
Underground	—	—	—

Total Proven Reserves	1,841,000	0.028	50,900

Probable Reserves:
Open-Pit	2,314,000	0.025	57,600
Underground	183,000	0.118	21,500

Total Probable Reserves	2,497,000	0.032	79,100

Proven & Probable Reserves:
Open-Pit	4,155,000	0.026	108,500
Underground	183,000	0.118	21,500

Total Proven & Probable	4,338,000	0.030	130,000

The open pit and underground reserves were calculated with a cut-off grade of 0.08 opt for underground stopes and 0.013 for open pit estimation and underground development material which must be mined regardless of grade. A gold price of $500 per ounce was utilized for both studies. The ores when crushed are expected to yield a heap leach gold recovery of between 79% and 83%. An additional 100,500 tons of mineralized material at an average gold grade of 0.116 opt not included in the reserve is contained within designed underground excavations and could be extracted without additional capital development. This material is estimated utilizing the cutoff grades used for reserve estimation.
The study entitled “2006 Mining Study of the CR Briggs Gold Project, Inyo County, California” dated November 8, 2006, was prepared by WLR Consulting, Inc. of Lakewood, Colorado to develop open pit reserve and mine costing. A second study entitled “Interim Report on the Development of the Goldtooth Underground Mine and Statement of Reserves as of December 31, 2006” dated February 2, 2007 was prepared by Practical Mining LLC of Spring Creek, Nevada.
These reserves were determined from an inventory of in-situ mineralized material at the Briggs Mine of 23.6 million tons at an average grade of 0.023 opt using a cut-off grade of 0.01 opt. The satellite pits of Cecil R, Mineral Hill and Suitcase contain additional combined in-situ mineralized material of 8.4 million tons at an average grade of 0.028 opt using a cut-off grade of 0.015 opt.
Operations
The Briggs Mine is an open-pit, heap leach operation that in 2001 produced a record 96,000 ounces. From 1997 into 2002, ore was mined from four open pits, the Goldtooth, Briggs Main, Briggs South Ultimate (“BSU”) and Briggs North, from south to north, respectively. In addition, a small amount of underground mining was performed near the Briggs North open pit. Most of the ore was crushed in three stages to a minus 1/4 inch size and conveyor-stacked on the leach pad. Gold is recovered from leach solutions in a carbon adsorption plant and refined into doré bars on site.
The Briggs Mine was constructed in 1996 and, through December 31, 2006, has produced over 550,000 ounces of gold. Since 1996, a total of 75 million tons of rock have been mined by open-pit methods, including 52 million tons of waste. Of the 23.5 million tons of ore mined, 18.6 million tons have been crushed and, along with 4.8 million tons of run-of-mine ore and 111,400 tons of ore with an average grade of 0.188 opt gold from underground mining have been placed on the leach pad. Approximately 735,000 ounces of gold were placed on the leach pad during this period. The Briggs Mine placed the last fresh ore on the pads in April 2004 due primarily to lack of mine development. It is expected that ore on the existing heap leach pad will continue to be rinsed through June 2007 as part of an operation to evaporate remaining process solutions, which will result in minor gold production in 2007.
Mobile equipment remaining at Briggs includes four 100-ton trucks, two-14 cubic yard loaders, four dozers, and two graders. These units are generally in operating condition and only require standard component replacement and maintenance to be placed into production. The 600-ton per hour capacity, three stage crushing plant at Briggs is in good condition, but will require new conveyor belting, seals and other maintenance including minor structural steel repairs and modification to make it operable. The crushing plant, which was last operated in 2002, was never dismantled or removed from original foundations. The gold recovery plant and refinery is currently in operation and requires periodic standard maintenance and repair. Power for the mine is supplied by three 1.1 megawatt diesel generators. These units will require engine and generator rebuilds to support full operation.
Significant reclamation activities were conducted at the Briggs Mine during 2005 and into 2006, including re-contouring, capping, and re-vegetation of selected areas. Over 86% of the site has now been re-contoured and most of the waste dumps have had growth media topsoil placed and seeded. Over 60% of the leach pad has been re-contoured while gold leaching was underway. We believe this contributed to higher than planned gold recovery. Once all process water has been evaporated, the pad will be contoured to final slopes, covered, and seeded. A leach pad expansion is required to re-start mining operations at the Briggs Mine.
The Briggs gold deposit is hosted by Precambrian quartz and amphibolite gneisses that have been severely deformed by faults of Tertiary age. High-angle faults and shear zones have acted as vertical conduits that channeled gold-bearing hydrothermal fluids upwards into a series of stacked low-angle faults. The primary high angle fault system in the Briggs Mine area, which is believed to be the primary conduit for gold mineralization, is the north-south trending Goldtooth fault. Operating permits within the mine-plan-of-operations area remain active.
Statistical production and financial data for the last five years for the Briggs Mine is shown on the following table.

BRIGGS MINE OPERATIONS

	2006	2005	2004	2003	2002
PRODUCTION
Open-Pit Mining
Tons mined (waste and ore)	—	—	1,330,399	6,858,500	8,885,600
Tons ore mined (crusher ore)	—	—	—	332,900	27,200
Gold grade of crusher ore (oz/ton)	—	—	—	0.051	0.043
Tons run-of-mine ore (ROM)	—	—	575,913	504,400	1,786,900
Gold grade of ROM (oz/ton)	—	—	0.047	0.033	0.036
Strip ratio (tons waste/tons ore)	—	—	1.3:1	7.2:1	3.9:1
Underground Mining
Tons mined	—	—	—	—	89,700
Gold grade (oz/ton)	—	—	—	—	0.187

Gold production (oz)	2,020	9,289	29,662	36,645	57,058
Silver production (oz)	266	1,700	8,543	11,519	14,914
Recoverable gold inventory (oz)	—	—	7,468	15,484	33,360

FINANCIAL
Ounces of gold sold	2,165	9,263	29,515	37,506	57,838
Average gold price realized	$585	$445	$398	$345	$300
Revenue from mine operations	$1,270,300	$4,140,300	$11,813,900	$13,010,100	$17,377,100
Capital expenditures	$1,638,000	$334,900	$366,700	$3,216,500	$1,079,400

Satellite Deposits
Outside of the Briggs Mine permit area, we control four advanced stage exploration targets adjacent to our Briggs area claim block. Since the discovery of the Briggs gold deposit, we have developed a detailed geological understanding of this deposit type. Using this knowledge, we have identified significant gold mineralization in the Briggs area extending for four miles along the western flank of the Panamint Mountain Range.
The Cecil R deposit, our most advanced satellite project, is located four miles north of the Briggs Mine. A total of 58 drill holes have been drilled, including six holes totaling 2,030 feet drilled in 2006, which defines an area of contiguous mineralization. A model of this area completed in 2006 shows an estimate of in-situ mineralized material of 5.75 million tons at an average grade of 0.024 opt gold, using a cutoff grade of 0.015 opt. We have developed plans for additional drilling on this deposit in 2007 targeting potential extensions along strike from known mineralization in both directions. A second zone, the Jackson deposit, is an area of anomalous gold values, which has been sampled in surface rocks along a 2,000 foot structural zone. This potential deposit is located about two to three miles north of Briggs. A limited amount of drilling has been completed on this target.
During 2006, we acquired the Suitcase and Mineral Hill deposits located upslope and proximal to Cecil R and Jackson, respectively. The agreement was made with an individual who received 30,000 shares of restricted common stock in the Company with registration rights. In addition, we will pay $135,000 in installments over ten years to purchase the property. This individual shall retain a 3% NSR royalty that may be reduced to 1% for $0.5 million per point of reduction.
Both deposits have been actively explored by a number of mining companies since the early 1980s. In 1990, Pegasus Gold Corp conducted detailed helicopter supported exploration work, including an 8,033 foot RC drilling program. Cimarron Resources completed a 3,625 foot drill program on the Suitcase deposit in 1997. These programs confirmed both areas as having significant quantities of gold mineralization. Most holes averaged only 100 to 200 feet in vertical depth and the deeper potential of both deposits, particularly Mineral Hill with its steep structural controls on the gold mineralization, remains to be tested. We have developed estimates of mineralized material for these two deposits based on historic drilling results. Mineral Hill contains in-situ mineralized material of 2.3 million tons at an average grade of 0.035 opt gold and Suitcase contains 0.33 million tons at an average grade of 0.052 opt gold. Both estimates were developed using a cutoff grade of 0.015 opt. We have not conducted any new drilling on the deposits to verify and confirm these historic results.
Re-Start of Mining and Production Operations
In late 2005, we commenced a detailed review of the Briggs Mine in light of today’s robust gold market to determine if potential exists to re-start mining operations at the site by either open pit or underground mining. The study indicated that with additional drilling, new reserves could be established and a 21,000 foot Phase 1 drilling program was commissioned and completed during 2006. Results from this program, combined with information from the existing Briggs block model were analyzed and a Technical Report was released detailing a current estimate of the mineralized material at the property.
As a result of this study, we determined that in addition to open pit potential, two high-grade mineralized structures were evident at the site. These include the high angle Goldtooth shear/vein zone associated with the Goldtooth fault and a low angle structure at Briggs North parallel to one that had previously been mined by both open pit and underground methods. The open pit reserves are located around the existing open pits and the initial underground reserves are located along the Goldtooth fault zone. Additional reserves could be developed along strike on the Goldtooth structure, at the Briggs North underground zone and the Cecil R deposit, subject to completion of feasibility studies and receipt of operating permits for Cecil R. The development of Suitcase, Mineral Hill and Jackson deposits may follow if economically justified and when permitted.
We commissioned an open pit mining study that was completed in November 2006. Simultaneously, studies were commissioned with various vendors and consultants to develop operating and capital cost estimates for the refurbishment and operation of our crushing plant, equipment fleet, gold plant, lab, and shops. In addition, we commissioned a study to develop a design and cost estimate for the construction of a 900,000 square foot leach pad to be constructed at the south end of our existing leach pad. The leach pad was included in our original operating permits.
At the same time we initiated a Phase 2 reverse circulation drilling program of approximately 17,000 feet, focused on the Goldtooth structure to develop confidence that continuity of mineralization exists in this zone. Drilling on the zone located to the north of the Goldtooth pit was completed by year end. An estimate of mineralization and an interim feasibility study for this underground area was completed in January 2007. Infill drilling operations on the Goldtooth structure to the south of the Goldtooth pit were completed in January 2007 and could be incorporated into an undated underground mining feasibility study during the first half of 2007.
In addition to these work activities, we completed a six-hole drilling program in 2006 at the Cecil R deposit that adds to our information database and captures samples for metallurgical testing. An estimate of mineralization and a scoping level technical study was completed for this deposit with positive results.
Results of Re-Start Studies
A total of three open pits were designed representing expansions to the existing Briggs Main, BSU, and Goldtooth pits. These pits were designed using a floating cone gold price of $500 per ounce. The cost structures used to develop these designs were based on operating experience at the site adjusted for the current cost of labor, consumables and fuel. Metallurgical recovery rates are based on metallurgical testwork and actual operating experience and range from 79% to 83% recovery depending on pit and ore type with crushing all material to the range of 40% to 60% minus 1/4 inch size.
The open pit mine option which includes the Briggs Main, BSU and Goldtooth pits, contains an ore reserve of 4,155, 000 tons at an average grade of 0.026 opt gold resulting in 108,500 contained gold ounces at a cutoff grade of 0.013 opt. Additional pushback designs are possible at gold prices of $550 and above, particularly in the Briggs Main pit, where prior backfilling with waste is hindering reserve development.

An open pit production schedule has been developed targeting an ore mining rate of around 1.6 million tons per year over a three year mining period and a four year leach period. A total of 89,000 ounces of gold is expected to be produced at a rate of around 30,000 ounces per year. The existing Briggs mining fleet will be sufficient to meet production requirements with the addition of two-blasthole drills, two pioneer drills, an 8,000 gallon water truck and a 10-cyd front-end loader.
An interim estimate of reserves for the high grade underground Goldtooth structure has been completed which developed a probable reserve of 183,000 tons at an average gold grade of 0.118 opt, containing 21,500 ounces using a cutoff grade of 0.08 opt for stopes and 0.013 for development material, which must be mined regardless of grade. Additional mineralized material of 100,500 tons at an average grade of 0.118 opt is contained within designed excavations, estimated using similar cutoff grades. Infill drilling has been completed on the mineralized material contained in these designs, but was not included in the study due to timing.
The underground feasibility study assumes that an underground mining contractor will be utilized and quoted costs are utilized as the cost basis. Approximately 9,200 feet of underground development will be required in the initial mine design. Mechanized long-hole open stoping would account for roughly 79% of ore production with the balance obtained from development drifting. With true widths varying from 6 to over 25 feet and dips in excess of 60 degrees the deposits geometry lends itself well to overhand or underhand mechanized stope extraction methods. Underground mining would be conducted over a period of three years based on these initial reserves. Underground ores will be commingled with surface mined ores at the crushing plant and processed through heap leaching. Metallurgical test work indicates that recoveries for these ores may exceed 80%. The underground project will be developed as an incremental addition to supplement open pit mining. Average operating cost for the underground on an incremental basis is estimated to be around $367 per ounce.
A cash flow analysis was developed for the combined open pit and underground case with no benefit from incremental underground reserve development or satellite deposit production. Total operating cash cost is estimated at $434 per ounce of gold produced over the initial three year mine life. An estimated 115,000 ounces of gold would be recovered from mined material in this period. Initial capital to re-commence operations totals approximately $12.8 million inclusive of leach pad construction costs of $2.7 million, pre-stripping cost of $2.2 million, plant refurbishment costs of $1.4 million and deferred underground development of $4.6 million. At a gold price of $625 per ounce, the “combined” case provides an internal rate of return of approximately 24% and a cash flow of $7.6 million after capital recovery. Each $25 change in gold price affects the cash flows by $2.8 million. A predevelopment period of approximately five months will be required to initiate production once financing is arranged. Underground development would occur over a twelve month period concurrent with underground mine production. Adequate financing, leach pad construction and the retention of qualified personnel are the most significant risk factors that may impact our estimated timeline.
Additional upside to these economics may be added as the Goldtooth structure remains open along strike and possibly to depth for development of additional mineralization with drilling or drifting. Recently announced drill results clearly display this potential. We are continuing to drill step-out holes to test the additional potential along strike in this extensive, relatively under-explored, system. The high grade Briggs North structure contains an estimated in-situ mineralized material of 180,871 tons averaging 0.169 opt gold using a cutoff grade of 0.10 opt. Additional drilling and mine design will be required to justify development of these zones. Additional mineralized material has been estimated for the Cecil R, Suitcase and Mineral Hill deposits. These deposits will require additional drilling, feasibility studies, and permitting before they can be developed.
Environmental Regulation
The Briggs Mine operates under the requirements of the following permits and agencies: (1) Plan of Operations, BLM; (2) Mining and Reclamation Plan, Inyo County; (3) Waste Discharge Requirements, Lahontan Regional Water Quality Control Board (“Lahontan”); (4) Permits to Operate, Great Basin Unified Air Pollution Control District; and (5) a stream bed alteration permit with California Fish and Game. In January 2000, the Briggs Mine obtained an amendment to its operating permit that allows mining of the Briggs North and Goldtooth deposits. The amendment was obtained through an Environmental Assessment conducted by the BLM and an equivalent document approved by the Inyo County Planning Commission. In December 2000, the Briggs Mine obtained an amendment which allows for an increase of the leach pad total height to 190 feet, from the previous limit of 150 feet.
The BLM, Inyo County, the California Department of Conservation, and Lahontan have jointly required us to maintain a $3.2 million reclamation bond to ensure appropriate reclamation of the Briggs Mine. We have received notice to increase this bond in 2007 by an additional $127,260 to account for inflation. Additionally, Lahontan requires that we maintain a $1.0 million bond to ensure adequate funds to mitigate any “foreseeable release” of pollutants to state waters. The principal amounts of the bonds are subject to annual review and adjustment, and we have partially collateralized the bonds as follows: (1) $0.2 million held directly by the surety; (2) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana. In 1999, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company.
On April 10, 2003, the CSMGB enacted a Backfill Regulation that essentially requires that all future metal mines be backfilled with certain exceptions to the original contour of the landscape. In April 2003, the California Legislature passed a bill which stipulates that, if a project is located within one mile of a Native American sacred site and on limited use lands within the CDCA, new open-pit metal mine projects must be backfilled during reclamation. The Briggs project is located in the Panamint Range within the designated limited use land of the CDCA. Any new open pit developments on our properties outside the existing Briggs plan of operations area may be required to comply with these regulations, although the Bill recognizes that under certain circumstances existing permit areas may be extended to incorporate mining locations necessary for the continued operation or expansion of the existing operation without the backfilling requirement.

NEVADA PROPERTIES
Nevada
Our current geographic focus for future corporate growth is the State of Nevada. Nevada is highly prospective for gold; it has a stable regulatory environment and a well established mining sector. Nevada is the third largest producer of gold in the world behind South Africa and Australia. In addition to our Reward Project, we added a total of four new property positions in Nevada during 2006.

Reward Project
We control approximately 1,600 acres in southwestern Nye County about 5.5 miles south-southeast of Beatty, NV. We hold 18 unpatented lode claims under three mining leases, which expire in 2024 and 2025, which typically carry a 3% NSR royalty. During the year we acquired six patent placer claims totaling 220 acres for $75,000 and a residual 3% NSR royalty. In addition, we own 99 unpatented lode claims, bringing our land package to a total of 119 lode claims on BLM administered land and 6 patent placer claims.
The Reward property contains an intensely sheeted, north-south shear zone and associated veins, which vary from steeply dipping to modest dip (45 degrees) to the east, within a sequence of quartzitic beds, schists, and dolomites. The Reward gold-mineralized structure has been sampled by more than 308 holes totaling 106,965 feet drilled by a number of mining entities over the past 15 years, including 21 holes for 6,140 feet drilled by us in 2006. Gold mineralization has been encountered over a strike length of more than 2,400 feet and to a depth of 400 feet along the Reward structure. The width of mineralization within the structural zone ranges from a few feet to up to 200 feet. The mineralized structure remains open and untested at depth and along strike to the south. Initial metallurgical test work conducted by previous owners and Canyon indicates that the gold contained in the mineralized rock at Reward is recoverable by conventional heap-leaching.

We completed a pre-feasibility study for the Reward Project in January 2006. The pre-feasibility study is based on a $425 gold price, $7.6 million in new capital expenditures, transfer of certain mobile equipment from the Briggs Mine, and contract crushing. Cash cost of operation would average $330 per ounce over a four year project life.
The project concept includes conventional open pit mining to deliver gold ore at a rate of 1.6 million tons per year over three years of mining. Leach operations would be conducted over a five year period. The ore would be crushed to >3/4 inch size and placed on a lined pad to be leached using conventional cyanide heap leach methodology. Solution from the pad would be circulated through carbon towers, where gold would be collected on the carbon. The carbon would then be transported to the Briggs Mine where gold would be recovered using existing equipment to produce gold doré, which would be sold to refineries. This project concept was previously permitted in 2000.
The pre-feasibility study developed an economic pit containing an in-situ mineralized material of 3.35 million tons averaging 0.031 opt of gold utilizing a 0.011 opt cut-off grade and a $400 gold price. The life of mine stripping ratio was determined to be 1.68 tons of waste per ton of ore. This study produced favorable economic results, which justified additional work on the project. The study recommended that we complete additional drilling to improve the confidence level for reserve estimation and that additional metallurgical sampling and testing be performed. The study utilize 45 degree pit slope angles and recommended that geotechnical analysis be performed to determine if the rock structure around the pit could support steeper slope angles. Increased pit slope angles would reduce waste and improve project economics.
During 2006, we completed our Phase 1, 6,140 foot drilling program and have developed a new geologic model and estimate of mineralized material which now shows an in-situ estimate of 12.7 million tons at an average grade of 0.025 opt gold utilizing a cutoff grade of 0.010 opt. In addition, we entered into a water lease agreement to lease water rights for use in potential future operations at Reward and have extended our land positions around the site. We have completed a detailed leach pad design, a waste dump stability analysis and have initiated a geotechnical study. Cuttings from our drilling program were utilized to conduct bottle roll leach recovery tests which confirmed past test results. A Plan of Operations and Reclamation Plan for the Reward Project were submitted to the Las Vegas office of the BLM and to the Nevada Bureau of Mining Regulation and Reclamation in November 2006. This submittal initiates the permitting process for Reward and forms a basis for the development of operating permits. The initial response to the submittal has been positive and we are planning to pursue the permitting process through 2007.
Environmental Regulation and Permitting
The Reward deposit occurs on unpatented and patented mining claims on land administered by the BLM. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on the property. The BLM issued an Environmental Assessment for the Reward Project in 2000, which had been used as the basis for the issuance of required operating permits by the Nevada Department of Environmental Protection. The permits were voluntarily dropped by the former owner in 2001 and the property was released as the price of gold dropped below $300 per ounce. The formerly issued permits are not renewable and new environmental studies including an Environmental Assessment and permit applications must be submitted and issued before mining can commence on this property. There are no assurances that all needed permits will be issued, issued timely, or issued without onerous conditions.
Tuscarora and Adelaide Properties
General
Adelaide and Tuscarora were optioned as part of the Asset Exchange Agreement with Newmont. Under this agreement, we are required to spend a total of $3.0 million on both projects over five years to earn our interest in the properties, including a $250,000 firm commitment in the first year. Newmont retains a one time venture option at either property to enter into a joint venture with us, whereby Newmont would hold 51% and Canyon a 49% interest. If Newmont exercises its venture option after we complete a positive feasibility study on either property,

Newmont must spend a minimum of 250% of Canyon’s expenditures to earn their 51% interest. If Newmont chooses to exercise their venture option prior to completion of a feasibility study, then Newmont must expend n amount equal to 400% of Canyon’s expenditures to earn their 51% interest. In the event that Newmont elects not to exercise its venture option on either property, then the property would be held by us and Newmont would retain up to a 3% NSR royalty on the property.
Tuscarora
The Tuscarora mining district is located approximately 38 miles northwest of Elko in the Tuscarora Mountains in northeastern Nevada. It sits between the Carlin trend 22 miles to the south, Midas 30 miles to the west, and the Jerritt Canyon district 12 miles to the northeast. The Tuscarora project consists of 220 unpatented claims controlled by us and 17 unpatented claims leased from third parties and 560 acres of leased fee land. Gold and silver were first discovered at Tuscarora in 1876. Through 1916, the district recorded production of approximately 165,000 ounces of gold and 7.1 million ounces of silver from numerous vein deposits. In the late 1980s, a previous miner produced approximately 25,000 ounces of gold and 220,000 ounces of silver from a small open pit on an adjacent property exploiting a volcanic hosted, disseminated gold deposit. Gold and silver mineralization is related to a swarm of quartz–adularia veins hosted in Eocene volcanic rocks which compose part of the Mount Blitzen volcanic caldera complex. Epithermal gold and silver mineralization is widespread over an area of about 8 square miles, and occurs with numerous north and northeast trending quartz–adularia veins, vein-breccias and stockworks. Beginning in the 1980s, several companies explored the district for bulk mineable gold deposits. More recent work by Newmont and others has concentrated on Midas style higher-grade, underground gold-silver vein targets. Most of the pediment, about half of the property position, remains to be evaluated for these targets. A substantial database of drillhole and geologic information exists for this property, which displays mineralized zones that may have either open pit or underground potential.
Adelaide
The Adelaide property, part of the Gold Run Mining District which has been active since the late 1870s, is located in northeastern Humboldt County, Nevada, about 18 miles south-east of Winnemucca. We control 90 unpatented claims and 75 leased unpatented claims. Approximately 220 percussion and reverse circulation holes and 18 core holes have been drilled in several areas, including the Adelaide-Crown and Margarite veins and the Robbers Knob area. The property is located at the projected intersection of the Getchell and Battle Mountain-Eureka gold trends. Lithology consists primarily of Cambrian Preble formation and the Ordovician Valmy formation separated by the Adelaide fault. The property has potential for Carlin style or sediment hosted gold deposits and epithermal gold-

silver vein targets. This advanced exploration property has been the focus of exploration over the last 30 years by a number of companies including Newmont. Over the years, various estimates of mineralization and reserves have been announced on portions of this property, which will be the subject of our initial review.
Mt. Edna Prospect
We have staked 36 lode mining claims over part of a possible porphyry related grass-roots gold-copper prospect in southeastern Humboldt County, Nevada about 10 miles southeast of the town of Golconda. Our claims cover the southern part of the prospect and adjoin Newmont-owned private mineral rights that cover the northern portion of the target. As part of our Asset Exchange Agreement, we were granted a right of first opportunity to acquire the Newmont owned mineral rights should they decide to transfer all or part of their interest in this property.
The prospect is centered on a small granodiorite porphyry intrusive body of Cretaceous Age cutting limestone and quartzite of the Paleozoic Havallah and Pumpernickel Formations. The sedimentary rocks have been recrystalized and display widespread patchy, weak skarn development. Traces of copper oxide minerals coating fractures are widely distributed over and around the prospect. The intrusive is moderately to intensely quartz-sericite altered and contains from one to plus ten percent disseminated pyrite and pyrrhotite and trace to one percent disseminated chalcopyrite. Abundant copper oxide was reported in the upper two hundred feet intervals of six 1980s vintage reverse circulation holes originally drilled to test a gold-bearing quartz vein on the edge of the Newmont controlled ground.
We plan to map the property during the 2007 field season.
Tram Prospect
The Tram prospect is located at the very western end of Yucca Mountain about 15 miles north of our Reward Project and 6 miles east of the town of Beatty in southern Nye County, Nevada. We staked 22 lode claims to cover an area of intense advanced argillic alteration, silicification and disseminated limonite after pyrite hosted in andesitic to dacitic volcanic rocks of Miocene Age. The setting is similar to the area surrounding the Bullfrog mine some 8 miles to the west. The Bullfrog was an open-pit operated gold deposit that produced some two million ounces of gold prior to its closing in the early 1990s. Two wide-spaced reconnaissance RC holes drilled on the Tram prospect in the mid-1980s intersected several 10-foot to 30-foot zones of 0.01 to 0.02 opt gold. The area is thought to be floored by a major north dipping detachment-style low-angle fault that served as the primary plumbing control for gold bearing hydrothermal fluids at Bullfrog. The detachment fault has been mapped from Bullfrog to about 4 miles south of Tram where it also hosts gold mineralization mined in two small open pits in the 1980s. Production from these pits was about 130,000 ounces of gold.
We plan a program of geologic mapping and reconnaissance rock-chip geochemical mapping during the 2007 field season.
WYOMING PROPERTIES
Converse and Sand Creek Uranium Joint Ventures
In the early 1980s, we conducted an aggressive uranium exploration program in the western U.S. In late 2005, we made the decision to review our historic files and reactivate one of our prior projects located in Wyoming. We acquired mineral rights on approximately 3,000 acres by claim staking in three separate locations within the program area, located along the southern end of the Powder River Basin in Wyoming. Drilling during 1981 and 1982 in the program area by us and our prior joint venture partner consisted of 88 drill holes for approximately 69,000 feet.

Scott's Ranch
Shawnee
Douglas
Wallis Ranch
Graves School
North
Platte
River
Orin Junction
CONVERSE CO.
PLATTE CO.
T 33 N
T 32 N
T 31 N
R72W
R71W
R70W
R69W

To Gillette
Bill
59
Rolling Hills
95
Glenrock
To Casper
Orpha
25
Douglas
Lost Springs
18/20
94
Mckinley
To Weatland
Esterbrook
N
20 Miles
Converse Co., Wyoming

Wyoming
Converse Co.

Explanation
Major Road
Secondary Road
River
Creek or Drainage
Uranium Deposit

Converse Projects

Uranium Properties
Converse Co., Wyoming

Within the program area, uranium drill hole intercepts, as defined by down-hole gamma logging, identified the potential for multiple uranium roll front deposits. Uranium mineralization in the program area is hosted in the Chadron Formation, which is composed of sandstones, conglomerates, and red to green siltstones and claystones. The sandstones are lenticular in nature and average from 5 to 20 feet in thickness and occasionally range up to 45-

feet thick. All of the claims are underlain by the uranium host rocks of the Chadron Formation. The Crow Butte uranium mine is located in Nebraska about 80 miles to the east of our project area in Wyoming.
We signed an exploration, development and operating agreement with New Horizon Uranium Corporation, a privately owned uranium exploration company based in Golden, Colorado, to form the Converse Joint Venture which covers a 2,000 square mile area of interest in Converse and Niobrara Counties, Wyoming. Our contribution to the Joint Venture was approximately 3,000 acres of mining claims and surface/mineral leases, and historic drilling and exploration data. Under terms of the joint venture, New Horizon may earn up to 70 percent interest in the joint venture for the expenditure of $2 million over a five year period. An additional five percent interest may be earned by New Horizon by funding the completion of a feasibility study for a uranium deposit on the lands under investigation.
During 2006, our Converse Joint Venture entered into a joint venture agreement with High Plains Uranium to form the Sand Creek JV which covers an area of interest of approximately 92,000 acres (37,300 hectares), located east and south of Douglas, in Converse County, Wyoming. The area of interest included in this joint venture is contained entirely within the larger area of interest covered by the Converse Joint Venture.
The Converse Joint Venture currently controls 169 unpatented claims and 4,626 acres of fee surface through leases with surface owners. High Plains contributed an additional 95 unpatented claims and 7,200 acres of State Mining leases and private fee surface leased lands for a total of 263 unpatented claims and 11,828 acres of leased lands.
Under the terms of the Agreement, High Plains will contribute its surface and mineral holdings within the defined area. Converse will also contribute its holdings as well as geologic data, drill logs and engineering studies, completed in the 70s and 80s relating to the defined area. The resultant Sand Creek ownership interest will have Converse retaining 70% ownership interest, High Plains 30%, with revenues and expenses split accordingly. The joint venture partners of Sand Creek will market their respective share of production. New Horizon will serve as operator of the Sand Creek JV. On January 19, 2007, High Plains Uranium was merged into Energy Metals Corporation (Toronto: EMG).
In a press release dated December 26, 2006, New Horizon detailed the results of their initial rotary drilling effort on the Converse-Sand Creek Project, located near Douglas, Wyoming. A drilling program was initiated on November 24, 2006, that focused on the “Scott Ranch” target area. On December 15, and after the completion of 14 drill holes and 10,395 feet of drilling, the program was suspended due to the approaching year-end holidays and seasonally inclement weather. Completion of the first phase of drilling is anticipated for early 2007, and a second phase of 12 additional rotary drill holes is presently being permitted for completion during the same timeframe.
The current drilling program consisted of wide-spaced, reconnaissance style drilling on five fences of drilling over a strike length of 1.5 miles and with drill hole spacing of 500 to 1,000 feet. Of the 14 drill holes completed to date, 13 holes encountered intercepts of uranium mineralization indicative of a “roll front” style uranium deposit. In addition, the drill holes have provided considerable additional information regarding the location of a uranium-bearing roll front, its apparent orientation and rock types.

MONTANA PROPERTIES

CANADA
KENELTY
CHIPPY CREEK
ELK CREEK EXTENSION
ELK CREEK
7-UP PETE
KENDALL
COLOMA
MONTANA
CRC Gold Project
CRC Barite Project
N
0
30
60
Miles
Canyon Resources Corporation
MONTANA PROJECTS

Seven-Up Pete Deposit
Our wholly-owned Seven-Up Pete Venture (“SPV”) controls a majority of the Seven-Up Pete (“SUP”) gold deposit.
The SUP property is located seven miles east of Lincoln and 45 miles northwest of Helena, in Lewis and Clark County, Montana. Access to the properties is by dirt roads from a paved highway that crosses the property. The SUP consists of approximately 14 patented and 74 unpatented mining claims. The patented claims are subject to NSR royalties that range from 2.5% to 6%. Discussions are being held with owners of a portion of the mineral interests on the property for the purpose of consolidating the property.
Between 1989 and 1993, exploration, bulk sampling, development studies, metallurgical testing, and environmental baseline studies were conducted on the SUP property. By 1993, the total drilling on the property was 378 holes totaling 159,410 feet of drilling. In addition, some 8,000 feet of surface trenching was completed. A preliminary feasibility study was completed in January 1993, updating an earlier 1991 study.
The earlier studies utilized cyanide based gold recovery systems. State law currently prohibits the development of the SUP deposit as an open pit mine using conventional cyanide recovery technology. As a result, we have retained a reputable lab to conduct conventional gravity and froth flotation recovery analysis on bulk samples from the deposit. Initial results are promising, but substantial additional testwork is required to determine if this process route is viable. Final viability of a metallurgical process can only be determined through feasibility study to determine the economics of the project utilizing the new process route. Prior to development of the SUP deposit at any time in the future, an EIS would need to be prepared and permitting approval would have to be gained.
The SUP property is covered by middle Tertiary andesitic volcanic rocks. The most important controls on mineralization at Seven-Up Pete are north to northwest-trending faults that have localized quartz-pyrite-precious metal mineralization. The structures generally dip to the west and can be up to 150 feet wide. Gold and silver occur in high grade quartz veins that are localized near the margins of the shear zone, as well as in lower grade shattered zones between the high grade veins. Gold mineralization occurs as free gold as well as submicroscopic particles associated with pyrite. A 2006 study performed utilizing the 1993 feasibility study mineral model without validation, indicates that unconstrained mineralized material associated with SUP controlled property totals 17 million tons at an average grade of 0.035 ounces of gold per ton at a cutoff grade of 0.02 opt gold. This cutoff grade may be reflective of an appropriate cutoff grade for an open pit mine with a conventional grind/gravity/flotation recovery process.

Environmental Regulation
The SUP deposit occurs on patented and unpatented mining claims within a U.S. National Forest. As with all mining projects, careful environmental study and permitting will be required before a mine can be developed on the property. There are no assurances that all needed permits will be issued, issued timely, or issued without onerous conditions.

Other Montana Properties
We own approximately 900,000 acres of mineral rights and fee lands in western Montana. The fee mineral rights underlie surface rights owned by other parties. The lands and mineral rights are comprised primarily of lands assembled in the early 1900s by the former Anaconda Company for their timber and mineral potential. The lands occur in fourteen counties in the mountainous terrain west of the Continental Divide, with most of the lands being located within fifty miles east and west of Missoula, extending to the Idaho State line, and within sixty miles west of Kalispell in northwestern Montana. The mineral rights and fee lands contain many known occurrences of mineral commodities including gold, silver, copper, barite and phosphate. During 2006, we conducted an extensive review of these properties and have determined that a number of promising barite deposits exist on or in near proximity to our properties.
Barite Properties
Through claim location, state lease applications and our ownership of certain fee mineral rights in Montana, we control five vein-style barite properties that are either former producing mines or are exploration stage projects. Barite is an industrial mineral of significant importance to the oil industry as a down-hole additive. The recent increase in oil exploration and production throughout the U.S. and Canada has caused a corresponding increase in demand for oil field-grade barite. The properties under our control are well placed to provide product for Rocky Mountain oil and gas exploration in the U.S. and Canada. We have recently formed a wholly-owned industrial minerals subsidiary to control and manage our barite properties and will be developing a strategy to commercialize these properties through joint venture, sale or development.
Kenelty Property
The property is located in Lincoln County, northwest Montana, about 50 miles west of the town of Kalispell on private lands where we own the mineral rights. Access is very good from Kalispell via U.S. Highway 2 to Loon Lake, then four miles of well maintained gravel logging road to the property. The barite deposits, which were previously mined, is associated with an 800-foot long open-cut and is developed along a prominent N70W-trending barite vein cutting thin-bedded argillite siltite of the upper Proterozoic Libby formation. The vein is near vertical and ranges in thickness from 2 to 12 feet, averaging about 7 feet. A second, smaller barite vein is located several hundred feet southwest of the main cut. This vein measures up to 8 feet thick and has a known strike length of about 100 feet. Both veins remain unexplored at depths below 90 feet from the present surface and the possibility for underground mining exists given continuing strength in demand from the oil exploration industry.
Kenelty produced about 50,000 tons of barite from the late 1970s until its shutdown in 1984 due to declining barite prices. A previous owner conducted a drilling campaign to develop more reserves and stated at the beginning of 1984 in a filing with the State of Montana, that the property had 50,000 tons of mineralized material remaining. It is estimated that about 40,000 tons of this material remains unmined. Any remaining tonnage would require drilling for confirmation. The barite ore was of moderate quality with quartz as the contaminant, and required jigging to upgrade for a product meeting industry standards.
Coloma Property
Coloma is located in the Garnet Mountains in Missoula County, about 28 miles east of Missoula. Access is good from State Highway 200 north to the mostly paved and Forest Service maintained, Garnet Range Road. The property consists of six unpatented lode claims staked by us in 2006. The property contains one of several vein barite deposits located peripheral to the Garnet granodiorite intrusive. The vein strikes N60-70W, has a sub-vertical dip and cuts Precambrian Quartzite. The original vein, which was about 10 feet wide, was exploited over a vertical extent of 100 feet and along strike for about 900 feet from three small open pits and a shallow underground working developed on one level, now all reclaimed. On strike with the vein about 2,000 feet to the west is another small pit with a barite showing suggesting at least that much strike length potential for the vein. It is truncated to the east by an intrusive dike. The barite mined at Coloma was of exceptional brightness and purity, and had premium market value for use in cosmetics and various specialty manufacturing purposes.

Coloma was mined in the 1980s. Maps and geologic and engineering cross-sections on file with the DEQ indicate 7,050 tons of mineralized material remaining beneath the largest pit, although this information would require drill confirmation since it is unclear as to precisely when mining stopped at the property. These maps and one reported drill hole show that the vein bifurcated into two parallel veins about 20 feet apart and about 5 feet thick each, below the bottom of the main pit. After mining was shut down, the previous operator drilled at least 6 exploration core holes with unknown results and in 1992 filed an application to mine a 1,000-2,000 ton underground bulk sample test; however this was never followed through. This suggests the deposit could remain open at depth. The historically high quality of the barite produced from Coloma suggests good potential for a high value-added specialty product.
Elk Creek Property
Elk Creek is located in Missoula County, about three miles northeast of the Coloma property. Elk Creek is located on a State Section which is under lease application by us. It was a large producer that historically produced about 150,000 tons. The deposit was discovered in 1950, underground mined from the early 1950s until 1960, and again for a brief period in the late 1980s. The vein strikes N50E and dips 65SE. Where mined, it was as wide as 27 feet but averaged about 12 feet. At its western end it pinched out and began to contain significant amounts of pyrite, pyrrhotite and minor sphalerite, to the east its fate is unrecorded but presumably it narrowed to less than mineable widths. The ore was reported to be of good quality, requiring very little beneficiation to produce a product suitable for the oil drilling market.
Interestingly, in spite of its history of production, the Elk Creek property has not received the drilling attention given to nearby Coloma. No record or physical evidence on the ground exists to suggest drilling along strike to the east where the vein has been traced for at least 5,000 feet in several small open pits, or beneath the lowest levels of the mine. Good potential exits for developing more material at depth.
Elk Creek Extension Prospect
The Elk Creek vein extends onto private timber land where we own fee mineral rights. It has been traced across this land for at least 4,000 feet by extensive bulldozer trenching and two small pits which reportedly saw minor production in 1955-1956. The “Middle Pit” (the “lower pit” is next to the Elk Creek Mine) was about 55 feet deep and exposed a 12-foot wide vein for about 120 feet of strike length, according to Montana State Memoir 61; Barite in Montana. The pit has since partially caved and any verification of the vein’s presence and size will require drilling or excavation. The “Upper Pit” is located some 800 feet east of the middle pit. No thickness or vein length is reported, however Memoir 61 states “The vein exposed in the middle pit is at least 12 feet (4 m) thick and the body in the upper pit was thick enough to justify excavating a pit 77 feet (23m) deep”. Soil cover between the two pits is very deep and trenching was unsuccessful in exposing bedrock. Elk Creek Extension offers good exploration potential beneath the pits and along strike for the 4000 feet toward the Elk Creek property. Size potential is also good given the strong vein widths reported in old workings and in the middle pit.
Chippy Creek Barite Prospect
This is an early stage prospect on private timber land where we own the mineral rights. It is located in Sanders County, northwest Montana, approximately 40 miles southwest of Kalispell. Access is good via 20 miles of well maintained gravel logging road leading south from U.S. Highway 2. Barite vein float is exposed intermittently over a strike length of more than one mile in the Chippy Creek area. It is associated with a poorly exposed, high-angle, northwest-trending shear zone cutting Precambrian quartzite and argillite. One 13-foot wide outcrop of massive bright white crystalline barite is exposed in a logging road cut. A chip sample across this occurrence ran 98% BaSO4 and yielded a specific gravity of 4.36. The best area for testing is a patch of semi-continuous barite float some 1800 feet long extending from the outcrop showing. The prospect could be easily tested with trenching and two or three shallow (200-250 foot) drill holes.
Given the high brightness of the material at hand, the width of the known exposure and the length of float development, potential exists for upwards of 50,000 to 100,000 tons of high quality mineralized barite material accessible from open pit or shallow underground workings.

Kendall Mine
General
The Kendall Mining District is located approximately 20 miles north of Lewistown, Montana, and is accessible by paved U.S. highway and graded dirt roads. We control approximately 1,052 acres in 70 patented claims and fee land. We acquired most of the patented mining claims (approximately 981 acres) through the purchase of all of the common shares of Judith Gold Corporation in January 2001. The Kendall Mine was developed as an open-pit, heap-leach gold mine in September 1988.
Operations
Through 1995, the Kendall Mine operation leached gold and silver from crushed ore on a year-round basis. Mining and crushing of all remaining ore was completed in January 1995. Leaching of the remaining gold in the heap leach pads continued through early 1998. All economic gold has now been recovered, and the mine is currently in a reclamation and closure mode. The Kendall Mine produced approximately 302,000 ounces of gold and approximately 136,000 ounces of silver from 1988 through 1998. From 1998 to the present time, we have continued with closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and re-vegetation of waste rock dump surfaces.
Environmental Regulation & Reclamation
The Kendall Mine operates under permits issued by the DEQ and other regulatory agencies. A life of mine permit was granted by the DEQ on November 1, 1989. We are negotiating details of final mine closure with the DEQ. The DEQ has approved the portions of the closure plan related to re-contouring, re-vegetation, drainage and heap dewatering, but discussions of long-term water handling and heap closure methods continue.
The Kendall Mine permit area covers approximately 1,040 acres of which approximately 446 acres were disturbed. As of December 31, 2006, a total of 319 acres or 72% of the disturbed area has been reclaimed. Contouring of all disturbed areas was substantially completed by end of 2006. Final reclamation will require redistribution of topsoil, reseeding of some disturbed areas, final capping of the contoured heap leach pads and implementation of a long term water management system. We have spent approximately $11 million on reclamation and closure activities at the Kendall mine site through December 31, 2006. We have approximately $2.0 million on deposit in an interest bearing account with the DEQ for reclamation at the Kendall Mine.
In February 2002, the DEQ issued a decision that a comprehensive EIS is needed for completion of reclamation at Kendall. In 2006, we received approvals to allow us to commence leach pad capping operations. A basal layer was placed on our largest leach pad. Our estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS.
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

ROYALTY PORTFOLIO
Montana
As part of the Asset Exchange Agreement with Newmont, a total of 2,870 acres of our fee mineral rights near Lincoln, Montana, were transferred to Newmont. As a component of this transaction, Newmont entered into a Royalty Deed, whereby we reserved up to a 3% NSR royalty on production of minerals from the properties. A portion of the fee mineral rights transferred cover portions of the McDonald and Keep Cool epithermal gold deposits. The former McDonald Project was subject to local opposition. As a result, we are uncertain if any value can be derived from our ownership of this royalty.
Dominican Republic
On October 26, 1998, Energold Mining Limited (Energold) of Vancouver, Canada, entered into an agreement to acquire all of the outstanding shares of Minera Hispanola, S.A. a joint venture company 60% owned by Battle Mountain and 40% by Canyon. As part of this sale, Energold entered into separate Royalty Agreements with both Canyon and Battle Mountain covering the 38 gold and copper exploration properties on the seven property groupings then contained in Minera Hispanola. Energold has retained a total of 12 of these properties on five property groups and has entered into subsequent joint venture or options agreement on three of these properties. The Royalty Agreement entered into between Canyon and Energold includes the payment of production payments on commencement of production and the first anniversary thereof on two property groups, capped at an aggregate of $0.2 million. In addition, Canyon retained a 0.4% NSR royalty on all property groups, attached to Energold’s equity interest in those groups, with varying caps for each group and a maximum aggregate cap of $2.0 million in payments. Active exploration programs are currently being conducted on several of these properties.
Argentina
In July 1997, CR International Corporation (CRIC), our wholly-owned subsidiary, entered into a Purchase and Sales Agreement with Minera El Desquite S.A. (Minera) for its Mina Cancha property located in Argentina. In 2002, CRIC received approximately $1.5 million in negotiated final payments of the initial purchase price, with the retention of a 2.5% NSR royalty on any production from the property. The Mina Cancha property is an epithermal gold exploration prospect in highly altered volcanic rocks, and is part of the Esquel property controlled by Meridian Gold Inc. Development of this property has been subject to local opposition. As a result, we are uncertain if any value can be derived from our ownership of this royalty.
INVESTMENT IN GOLD RESOURCES CORPORATION
During 2003, we entered into an agreement with Gold Resource Corporation, a Colorado corporation, to finance the exploration and possible development of a gold/silver project in the State of Oaxaca, Mexico. In August 2004, we elected not to proceed with further financing and, as a consideration for our funding of $0.5 million of exploration, engineering, and metallurgical test work performed on the property, received 1.2 million shares of Gold Resources Corporation common stock. In March 2006, we sold our shares in Gold Resources Corporation for a net of $0.8 million. We have no remaining interest in this investment.
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
LEASED PROPERTY
We lease approximately 4,306 square feet of office space and additional storage space at 14142 Denver West Parkway, Golden, Colorado 80401, under a lease which expires July 31, 2010. Rent is presently $7,000 per month including our prorata share of building operating costs. We maintain additional storage and/or facilities in Lincoln, Montana and Ridgecrest, California on a month-to-month basis.
ITEM 3 LEGAL PROCEEDINGS
CR Kendall – Water Rights Lawsuit
In October 2001, a Plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007 we entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company has accrued $343,700 as of December 31, 2006 for the Company’s share of the estimated total settlement value of the suit.
In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Plaintiff group in connection with our auction of certain mineral rights and fee lands in western Montana. In October 2002, the Court issued a Supplemental Order which will sequester up to $528,000 of any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2006, $292,900 is held by the Court as required by the Order.
McDonald Gold Project – Takings Suit
As mentioned previously, the McDonald deposit was discovered and drilled by SPV. This large, low grade, deposit is highly amenable to gold recovery utilizing technology with heap leaching. Cyanide recovery technologies for new open pit gold and silver mines were made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the other co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. This ruling was appealed directly to the U.S. Supreme Court. In February 2006, the U.S. Supreme Court denied us a grant of certiorari. We then reinstated our federal lawsuit in the U.S. District Court for the District of Montana, which later dismissed our taking claims stating, in part, a lack of jurisdiction. We have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In addition, the Company has filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were brought to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on AMEX under the symbol “CAU.” The following table reflects the quarterly high and low trading prices for our common stock during 2006 and 2005.

	2006		2005
	High	Low	High	Low
Fourth quarter	$1.04	$0.67	$1.15	$0.65
Third quarter	$1.14	$0.64	$0.80	$0.57
Second quarter	$1.44	$0.79	$0.82	$0.62
First quarter	$1.02	$0.72	$1.32	$0.70
During the first quarter of 2007 up to February 23, 2007, the high and low trading prices for our common stock were $0.90 and $0.64, respectively. The closing price on February 23, 2007 was $0.80 per share.
As of February 23, 2007, there were 1,020 holders of record of our common stock. In addition, the number of shareholders who beneficially own shares of common stock in nominee or “street” name or through similar arrangements is estimated by us to be approximately 4,600.
As of February 23, 2007, there were outstanding 44,161,789 shares of common stock.
Dividends
Since our inception, no cash dividends have been paid. For the foreseeable future, it is anticipated that we will use any earnings to finance our growth and that dividends will not be paid to shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item appears under the caption “Equity Compensation Plan Information” included in the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

Performance Graph
The following graph shows the cumulative total shareholder return on the Company’s Common Stock for the period December 31, 2001 through December 31, 2006, compared to the cumulative total return of two other stock market indices: (1) the AMEX Composite Index, and (2) the AMEX Gold Bug Index. The graph assumes a $100 investment, assuming reinvestment of dividends, if any, on December 31, 2001 in the Company’s Common Stock and the two other stock market indices.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/2001

Total Return Analysis	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Canyon Resources Corp.	$100	$109	$368	$124	$71	$82
AMEX Gold Bugs Index	$100	$223	$373	$330	$425	$519
AMEX Composite Index	$100	$97	$138	$169	$208	$243

ITEM 6 SELECTED FINANCIAL DATA
The following table presents selected information regarding our financial condition and results of operations over the past five years.

	December 31,
	2006	2005	2004	2003	2002
Summary of consolidated balance sheets
Working capital	$2,034,500	$4,195,500	$2,462,100	$4,887,400	$2,887,200
Current assets	4,426,800	6,183,700	7,741,900	9,503,300	9,495,100
Total assets	16,824,600	14,646,700	25,615,000	33,313,200	35,456,200
Current liabilities	2,392,300	1,988,200	5,279,800	4,615,900	6,607,900
Long term obligations	3,912,200	5,769,500	4,231,200	6,003,800	3,922,600
Total liabilities	6,304,500	7,757,700	9,511,000	10,619,700	10,530,500
Stockholders’ equity	10,520,100	6,889,000	16,104,000	22,693,500	24,925,700
Summary of consolidated statements of operations
Sales	$1,270,300	$4,140,300	$11,813,900	$13,010,100	$17,377,100
Loss before extraordinary items and cumulative effect of change in accounting principle	(2,569,600)	—	—	(14,130,500)	—
Net loss	(2,744,300)	(15,647,800)	(17,386,400)	(14,142,200)	(3,074,200)
Net loss per share basic and diluted (1)	(0.07)	(0.46)	(0.62)	(0.63)	(0.16)

(1)	Common stock equivalents would be anti-dilutive during all years presented as Canyon recorded net losses.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of 2006 and Future Outlook
What did we spend cash on during the year?
We ended the year with $4.0 million of unrestricted cash and short term investments. The $2.5 million of short term investments are all auction rate certificates that have maturities ranging from seven to 28 days. We began the year with $5.6 million in cash and sources of cash during 2006 included a net of $5.2 million raised in equity transactions and the sale of securities for $0.9 million. Cash used in operations during 2006, excluding purchases of short-term investments, amounted to $6.1 million and capital spending for the Briggs Mine re-start totaled $1.6 million. Significant uses of cash for operations are summarized as follows:
•	Selling, general and administrative expenses amounted to $3.2 million.
o	Includes holding costs at the Briggs Mine of $0.6 million, and

o	Includes ongoing legal costs for McDonald of $0.2 million.
•	Exploration spending amounted to $1.3 million.

•	Asset retirement obligation spending amounted to $1.5 million primarily for capping the old leach pads and water treatment studies at Kendall and leach pad rinsing at the Briggs Mine.
What are our results of operation?
During 2006, we sold 2,165 ounces of gold at an average price of $585. Further gold production and sales during 2007 is expected to be insignificant unless we are successful in obtaining the financing necessary to re-start the Briggs Mine. Once we have raised the capital necessary to re-start the Briggs Mine, we expect mine production to begin approximately six months after we start the leach pad construction. Once we begin the re-start, the critical construction item is the addition to the leach pad, followed by the refurbishment of the mining equipment and fortunately we still have all of the key operation permits necessary to restart the Briggs Mine.
What have we done to increase shareholder value?
As part of our strategy to optimize undervalued assets and to focus on gold deposits in Nevada, on the last business day of 2006 we completed an Asset Exchange Agreement with various subsidiaries of Newmont Mining Company (“Newmont”) to acquire the 3% NSR royalty held by Newmont on our Briggs Mine in Inyo County, California. In addition, we entered into an agreement with Newmont to acquire an option on the Adelaide Gold Project in Humboldt County, Nevada and the Tuscarora Gold Project in Elko County, Nevada. In exchange, Newmont received from us certain mineral rights, surface leases, and facilities near Lincoln, Montana with associated intellectual property and Newmont will assume all associated reclamation liability. We retained a royalty interest on mineral rights provided by us in this transaction.
We have completed the Briggs Mine feasibility study and established both open pit and underground reserves. The development of these initial reserves should provide us with the cash flows and the production base necessary to increase shareholder value and grow the Company. The sum of all the parts of the Briggs area should provide a reasonable production platform for years to come. See “How is the Briggs re-start going?” and “What progress have we made on the Briggs satellite deposits?”
The Reward Project continues to grow in size and quality and we have started the permitting process and hope to have the project permitted during 2007. See “What progress have we made on the Reward Project?”
Our uranium joint ventures began drilling in late 2006 and will continue to drill in the second quarter of 2007. The initial results were promising and we hope to make significant progress during 2007 in locating an economic uranium ore body. See “What is happening on our uranium joint ventures?”
During 2006 we were successful in monetizing owned securities for $0.9 million. Monetizing these assets is an ongoing project that may result in additional asset sales, exchanges or the development of joint venture activities. The asset sources for these potential transactions include our substantial mineral interests in Montana, royalty interests in Argentina and proprietary property information related to past exploration or development work.

How much property and mineralized material do we now control?
Our mining properties and associated in-place mineralized material represent our most important assets. A summary of the property acreages that we control is as follows:

	Fee	Fee
Property/Location	Surface	Mineral	Patented (b)	Unpatented
Briggs Mine — California	—	—	5	3,290
Reward Project — Nevada	—	—	220	1,545
Seven-Up Pete — Montana	—	—	170	1,440
CR Nevada — Nevada	560	840	—	8,040
Industrial Minerals — Montana	—	—	—	210
CR Montana — Montana	—	901,167	—	—
Converse JV — Wyoming (a)	11,828	5,800	—	4,853
CR Kendall — Montana	—	—	1,085	—

Total acreage	12,388	907,807	1,480	19,378

(a)	Sand Creek JV lands not included in these totals.

(b)	Patented claims are owned fee simple which combine the surface and mineral estates.
A summary of the in-place mineralized material estimated to be contained on the above properties is as follows:

	Mineralized	Average
	Material	Gold Grade	Cut-off Gold
Property/Location	(Million Tons)	(opt)	Grade (opt)
Briggs Mine — Inyo County, California	23.60	0.023	0.010
Cecil R — satellite deposit	5.75	0.024	0.015
Mineral Hill — satellite deposit	2.31	0.035	0.015
Suitcase — satellite deposit	0.33	0.052	0.015

	31.99	0.024

Reward Project — Beatty, Nevada	12.74	0.025	0.010
Seven-Up Pete — Lincoln, Montana	17.00	0.035	0.020

Total mineralized material	61.73	0.027

As of December 31, 2006, Briggs’ proven and probable reserves amounted to 130,000 ounces contained in 4.3 million tons at an average gold grade of 0.030 ounces per ton (“opt”). A gold cutoff grade of 0.08 opt was used for underground stope designs and a cutoff grade of 0.013 opt was utilized for open pit estimation and underground development material which must be mined regardless of grade. A $500 gold price was utilized for mine design purposes.
We are constantly evaluating our properties for development. We have completed the feasibility study for the Briggs Mine and are evaluating the best use of our funds and potential financing to increase shareholder value. The Reward Project is in the process of developing a feasibility study which is dependant on acquiring key operating permits and detailed engineering and costing studies. The Seven-Up Pete Project requires significantly more progress before we can update the feasibility study that was completed in 1991. We update our mineralized material estimates from time to time as we conduct additional drilling or as the status of our land positions change.

How is the Briggs re-start going?
We completed our Briggs Mine re-start feasibility studies for both the open pit and underground mining options. These studies demonstrate that restarting mining operations at Briggs is economically feasible. These studies have led to the development of an incremental strategy to increase both the size and mine life of the Briggs Mine. In this strategy, we intend to initiate mining on the currently defined areas of reserve and mineralization as outlined by the feasibility studies depending on the arrangement of adequate financing. Additional upside may be available from the Goldtooth structure which remains open along strike and possibly to depth. We are continuing to drill step-out holes to test the additional potential along strike in this extensive and relatively under-explored system. The high grade Briggs North structure contains an estimated in-situ mineralized material of 180,871 tons averaging 0.169 opt gold using a cutoff grade of 0.10 opt and mineralized material has also been estimated for the Cecil R, Suitcase and Mineral Hill deposits. These deposits will require additional drilling, feasibility studies, and permitting before they can be developed.
A cash flow analysis was developed for the combined open pit and underground case without consideration of incremental underground reserve development or satellite deposit production. Total operating cash cost is estimated at around $434 per ounce of gold produced over approximately a three year mine life. The studies outline an initial production of 115,000 ounces of gold over this period. Initial capital to re-commence operations totals approximately $12.8 million including deferred underground development of $4.6 million. At a gold price of $625 per ounce, the combined case provides an internal rate of return of approximately 24% and a cash flow of $7.6 million after capital recovery. Each $25 change in gold price affects the cash flows by approximately $2.8 million. A predevelopment period of approximately five months will be required to initiate production once financing is arranged. Underground development would occur over a twelve month period concurrent with production. Adequate financing, leach pad construction and the retention of qualified personnel are the most significant risk factors that may impact our estimated timeline.
What progress have we made on the Briggs satellite deposits?
In July 2006, we announced the acquisition of the Mineral Hill and Suitcase deposits located within four miles of our Briggs Mine. We issued 30,000 shares of common stock related to this purchase. Evaluation of existing drill-hole and geologic information available for Mineral Hill and Suitcase during 2006 supports an in-place mineralized material estimate of 2.31 million tons at an average gold grade of 0.035 opt for Mineral Hill and supports an estimate of 0.33 million tons at an average grade of 0.052 opt for Suitcase. These estimates utilize a gold cutoff grade of 0.015 opt. Additional drilling would be required to expand or to further validate these results.
During the second quarter of 2006, we drilled six additional holes on our Cecil R deposit, which have now been consolidated with our existing drillhole database. A new estimate of in-place mineralized material incorporating the new data is 5.75 million tons at an average grade of 0.024 opt for the Cecil R deposit using a cutoff grade of 0.015 opt. Metallurgical testwork performed on drill cuttings from this drilling program indicates that a good gold recovery, similar to that experienced at our Briggs Mine, can be expected using heap leach technology.
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
Our Reward Project located near Beatty, Nevada, is our next highest priority behind the re-start of the Briggs Mine. As the next step towards completing a feasibility study at Reward, we began an infill and step-out drill program in September 2006 designed to further define the extent and grade of the previously acquired mineralized material. On October 23, 2006 we announced the results of 21 reverse circulation (RC) holes, totaling 6,140 feet. Highlights from that announcement included:

	From	To	Length
Hole No.	(feet)	(feet)	(feet)	Length (meter)	Au Assay (opt)	Au Assay (gram/ton)
RC-03	110	385	275	83.8	0.036	1.240
RC-10	0	70	70	21.3	0.035	1.210
RC-13	0	360	360	109.7	0.024	0.844
RC-15	0	145	145	44.2	0.051	1.730
RC-21	185	370	185	56.4	0.031	1.078
These holes were designed to test extensions of the known mineralization and to fill in data gaps within our current pit design. We are analyzing these results and planning additional drilling in an effort to expand and further test the size of this deposit which remains open both down dip and along strike. In addition, we have commenced permitting activities and are conducting various engineering studies required to complete a feasibility study. Our goal for this project is to move rapidly to complete the feasibility study and to secure Board of Director approval, permits, and financing. Our intent is to place Reward into production as soon as possible to augment the potential production from the Briggs Mine and its satellite deposits.
During 2006, we completed our Phase 1, 6,140 foot drilling program and have developed a new geologic model and estimate of mineralized material which now shows an in-situ estimate of 12.7 million tons at an average grade of 0.025 opt gold utilizing a cutoff grade of 0.010 opt. This drilling program could significantly improve project economics by converting waste into mineralized material. Slope angle studies have also commenced to justify the use of steeper slope angles in the mine design, which could decrease the strip ratio and improve project economics.
What are our plans for the Seven-Up Pete property?
Our interest in the Seven-Up Pete property contains in-place mineralized material estimated at 17.0 million tons of mineralized material at an average gold grade of 0.035 opt based on a cutoff grade of 0.02 opt. We intend to move this project forward concentrating primarily on the evaluation of flotation or other potential “non-cyanide” processing techniques. Preliminary testwork utilizing conventional flotation and gravity concentration recovery has returned positive results, but additional optimization testwork is required to further demonstrate the viability of this process route. A portion of the deposit not included in the above mineralized material is controlled by third parties and we have been in negotiations with them in order to consolidate the Seven-Up Pete deposit. Consolidation of the property may increase the viability of placing it into production sometime in the future, but there can be no assurance that the negotiation will result in the consolidation of the property or result in a viable project.
What is happening on the Company’s uranium joint ventures?
In the early 1980s, Canyon and its joint venture partners conducted an aggressive exploration program for uranium in the southern Powder River Basin of Wyoming. This program included mapping and drilling that resulted in the discovery of several instances of uranium mineralization. Over the past year we have reacquired land positions in this area through claim staking and leases with property holders.
Canyon entered into the Converse Uranium Joint Venture (“Converse JV”) with New Horizon Uranium Corporation (“New Horizon”) in January 2006. During 2006, the joint venture has been analyzing information provided by Canyon, consolidating land positions, and establishing drill targets around known uranium occurrences. New Horizon has committed to spend $0.2 million, $0.3 million and $0.5 million in each of the first three years respectively to earn their first 50% equity interest in this project. They must expend an additional $1.0 million over the following two years to earn up to a 70% interest in the project and complete a feasibility study to earn a 75% interest. At this time, New Horizon has not met its earn-in hurdles and Canyon still controls 100% interest in the joint venture.
In August 2006, the Converse JV joined with High Plains Uranium (“High Plains”) to form the Sand Creek Joint Venture (“Sand Creek JV”). Sand Creek JV is owned 70% by the Converse JV and 30% by High Plains. The purpose of these joint ventures is to combine property positions over a portion of the total Converse JV area of interest and to explore for and potentially develop uranium deposits in an area of known uranium occurrences. The area of interest for this joint venture covers approximately 92,000 acres, located east and south of Douglas,

Wyoming. In total, Canyon will not be required to provide funding until its partners have contributed between $2.0 and $2.8 million of expenditures in these ventures.
In November 2006, a drill program began in the western portion of the Sand Creek JV area and by the end of 2006, 14 holes were completed totaling 10,395 feet. A follow up drill program consisting of approximately 16 drill holes is planned for early 2007 as an extension of the initial 14 drill holes. The drilling program consisted of wide-spaced, reconnaissance style drilling on five fences of drilling over a strike length of 1.5 miles and with drill hole spacing of 500 to 1,000 feet. Of the 14 drill holes completed to date, 13 holes encountered intercepts of uranium mineralization indicative of a “roll front” style uranium deposit. In addition, the drill holes have provided considerable additional information regarding both the location of a uranium-bearing roll front, its apparent orientation and rock types. Uranium mineralization has been previously identified in sediments of the White River Formation that trends through the Sand Creek JV area.
What is the status of the Company’s legal cases?
In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in the State of Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Kendall Mine ceased operations in 1996. In February 2007, we entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit.
The former McDonald deposit was discovered and drilled by our now wholly-owned Seven-Up Pete Venture (“SPV”). This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching. Cyanide recovery technologies for new open pit gold and silver mines were made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the other co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. This ruling was appealed directly to the U.S. Supreme Court. In February 2006, the U.S. Supreme Court denied us a grant of certiorari. We then reinstated our federal lawsuit in the U.S. District Court for the District of Montana, which later dismissed our taking claims stating, in part, a lack of jurisdiction. We have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In addition, the Company has filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.
In February 2006, we announced the dismissal of a March 2004 lawsuit citing Clean Water Act violations in the case of the Montana Environmental Information Center, Inc. and Earthworks/Mineral Policy Center Inc., the Plaintiffs, vs. Canyon Resources Corporation and C.R. Kendall Corporation. Following a motion to dismiss by the plaintiffs, the suit was dismissed without prejudice.

Liquidity & Capital Resources
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash, short-term investments and if necessary asset sales. However, should we proceed with our plan to re-start the Briggs Mine additional financing will be required for equipment purchases and repairs, waste stripping and other development costs. We do not have the capital resources sufficient to re-start and operate the Briggs Mine without additional financing. In order to do so, we could seek to obtain funding from multiple sources which might include private equity investments, public equity offering, debt, or asset sales. Based on our current stock price, we do not expect the exercise of options and warrants to be a significant source of funds during 2007.
We expect the old leach solution at Briggs to be evaporated by mid-2007 and any related revenues from gold production will be minimal during 2007. We estimate that we need approximately $8.3 million to re-start the Briggs Mine open pit operations and approximately $4.6 million for the underground operations which would begin to generate operating cash flow after approximately six months from re-start. Long-term liquidity should be improved by the re-start of the Briggs Mine and successful and profitable gold production. Additionally, we are continually evaluating business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow both to sustain us and to provide future sources of funds for growth. While we believe we will be able to finance our continuing activities and Briggs re-start plans, there are no assurances of success in this regard or in our ability to obtain additional financing through the capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate could be adversely impacted.
We may also require additional funding to move the Reward Project to feasibility. The source of that funding will most likely be provided by investors in the form of equity or debt, but we may also include equipment financing and possible asset sales or exchanges as additional forms of financing.
Financing Transactions
On June 2, 2006, we completed a private placement financing that raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.6 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the twenty-day volume weighted average of the closing price of our common stock. In connection with the financing, we paid the placement agent a cash placement agent fee of $0.2 million and 0.5 million warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants were not exercisable for a period of six months from the date of closing and had an exercise price of $1.50 and a term of three years.
During 2006, certain outstanding warrants were exercised which resulted in the issuance of 346,740 shares of common stock and $0.4 million in proceeds were received.
On December 2, 2005, we raised $2.4 million through the sale of units, at $0.76 per unit, consisting of 3.3 million shares of unregistered common stock, 1.7 million Series A warrants with an exercise price of $1.30 per share, and 0.8 million Series B warrants with an exercise price of $1.08 per share. Additionally, H.C. Wainwright & Co., Inc. acted as placement agent and received 0.4 million warrants as part of its fee. The shares of common stock were registered through a registration statement filed on Form S-1 declared effective by the SEC on April 7, 2006.
On March 15, 2005, we raised $3.1 million through the sale of units, at $0.721 per unit, consisting of 4.4 million shares of registered common stock and 2.7 million warrants. The shares of common stock were registered through a shelf registration statement declared effective by the SEC on February 27, 2004. The warrants are exercisable at a price of $1.03 per share of common stock from September 22, 2005 until March 14, 2008.
On March 1, 2005, our $2.4 million convertible subordinated debentures became due. Debenture holders of $1.6 million were paid the principal amounts of their notes in either cash or shares of common stock and warrants, and debenture holders of $0.8 million agreed to extend the term of their debentures to March 1, 2011.

During 2004, debenture holders of $0.3 million converted their principal amounts to 0.2 million shares.
In March 2004, we raised $7.1 million through the sale of 1.6 million shares of common stock at a price of $4.37 per share.
During 2004, certain outstanding warrants were exercised which resulted in the issuance of 1.5 million shares of common stock and proceeds of $2.5 million.
During 2006, 335,000 shares of common stock were issued to employees, 41,429 shares of common stock were issued to Directors and 10,000 shares of common stock were granted to non-employee consultants. During 2006, there were no exercises of stock options and in 2005 and 2004, exercises of stock options resulted in proceeds of approximately $6,600 and $180,200 and the issuance of 10,000 and 139,500 shares of common stock, respectively.
Debt
There are $0.8 million of 6% convertible debentures convertible by the holders to common stock at any time at a conversion rate of $1.38 per share of common stock for a total of 0.6 million shares of common stock. In March 2005, $1.6 million of principal was either repaid or converted to shares of common stock and $0.8 million of the remaining debentures were extended to March 2011.
Capital Expenditures
Capital expenditures in 2006 totaled $1.6 million due primarily to the capitalization of re-start related costs at the Briggs Mine.
Capital expenditures in 2005 totaled $0.3 million due to the acquisition of the Converse uranium and Reward properties and the repurchase of the Briggs crusher for $50,000 in cash and 500,000 shares of common stock which was valued at fair value at the date of issuance.
Capital expenditures in 2004 totaled $0.4 million that were related to the development of the North Briggs layback at the Briggs Mine.
Outstanding Warrants
At December 31, 2006, we had outstanding warrants as follows:

Expiration Date	Underlying Shares	Exercise Price
June 1, 2007	2,199,836	$2.16
August 31, 2007	50,000	$0.80
March 14, 2008	2,304,726	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50

Total/average	9,636,565	$1.48

Surety Bonds
Certain bonds have been issued aggregating $4.2 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2006, the surety held the following collateral for such bonds: (1) cash in the amount of $0.2 million; (2) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana.
In 1999, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company.
In 2007, we may seek financing primarily to re-start the Briggs Mine, and any re-start may require additional reclamation bonds. Inyo County has requested a $0.1 million inflation adjustment to our reclamation bond that we intend to fund in the first half of 2007.
Results of Operations – 2006 versus 2005
We recorded a net loss of $2.7 million, or negative $0.07 per share, on revenues of $1.3 million for the year ended December 31, 2006. This compares to a net loss of $15.6 million, or negative $0.46 per share, on revenues of $4.1 million for the year ended December 31, 2005. The positive variance of $12.9 million in net loss was due primarily to the following factors:
•	Positive variance of $11.0 million due to last year’s $9.2 million impairment of McDonald Gold Project that also reduced depreciation by $1.8 million.

•	Negative variance of $1.8 million in selling, general and administrative expenses primarily due to the expensing of share-based payments and holding costs at the Briggs Mine.

•	Positive variance of $1.7 million in asset retirement expenses due to no significant upward adjustments during 2006 and the elimination of the asset retirement obligation (“ARO”) related to the McDonald Project that was assumed by Newmont.

•	Positive variance of $1.6 million due to the gain on asset exchange with Newmont. The gain was the result of the estimated fair value of the acquisition of Briggs Mine royalty.

•	Positive variance of $0.9 million related to the gain on sales of securities.

•	Negative variance of $0.7 million in gross gold sales margin due to lower gold sales and higher cost of sales.

•	Positive variance of $0.4 million regarding last year’s debenture conversion expense.

•	Negative variance of $0.2 million related to the cumulative effect from the adoption of FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded.
For the year ended December 31, 2006, we sold 2,165 ounces of gold at an average price of $585. For the comparable period of 2005, we sold 9,263 ounces of gold at an average price of $445. The London PM Fix gold price averaged $603 and $445 per ounce for the year 2006 and 2005, respectively. All of the revenues in 2006 and 2005 were from domestic activities.

The following table summarizes our gold ounces sold and revenues for the year ended 2006 and 2005:

		2006			2005
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Gold sales	2,165	$585	$1,266	9,263	$445	$4,125
Silver sales			4			15

			$1,270			$4,140

There was no current or deferred provision for income taxes during 2006 or 2005. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we have recorded a full valuation allowance on our net deferred tax assets in 2006 and 2005.
Our costs for fuel stabilized during 2006 compared to 2005, which is a significant operating and reclamation expense in 2006. We expect continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation to have a potential significant impact on continuing operations in the future.
Results of Operations – 2005 versus 2004
We recorded a net loss of $15.6 million, or negative $0.46 per share, on revenues of $4.1 million for the year ended December 31, 2005. This compares to a net loss of $17.4 million, or negative $0.62 per share, on revenues of $11.8 million for the year ended December 31, 2004. The positive variance of $1.7 million in net loss was due primarily to the following factors:
•	Negative variance of $9.2 million due to the 2005 impairment of McDonald Gold Project.

•	Positive variance of $4.5 million in selling, general and administrative expenses primarily due to the 2004 funding of $3.4 million of the I-147 campaign in Montana and other cost reduction.

•	Positive variance of $4.0 million due to the lower ARO adjustments during 2005. During 2004 a large increase to the Kendall Mine’s ARO was recorded to reflect the installation of a passive water treatment system.

•	Positive variance of $3.9 million due to the reduction of depreciation as a result of the impairment of the McDonald Gold Project and the reclassification of the Seven-Up Pete property from undeveloped mineral claims, which were being amortized to tangible mineral interests which are reviewed at least annually for impairment.

•	Negative variance of $1.1 million due to increased exploration activities during 2005 from infill drilling around the Briggs Mine and the optioning, evaluation and subsequent release of the Hycroft property located in Nevada, compared to exploration spending in 2004 which related primarily to holding costs on the Seven-Up Pete Venture and funding exploration spending for Gold Resources Corporation.

•	Positive variance of $0.5 million due primarily to increased net interest income.

•	Negative variance of $0.4 million regarding the March 2005 debenture conversion expense related to the conversion of a portion of our outstanding debenture liabilities to equity.

•	Negative variance of $0.3 million related to the reduced gains on sales of assets.

•	Negative variance of $0.2 million due to the reduced profit from lower gold sales.
For the year ended December 31, 2005, we sold 9,263 ounces of gold at an average price of $445 per ounce. For the comparable period of 2004, we sold 29,515 ounces of gold at an average price of $398 per ounce. The London PM Fix gold price averaged $445 and $410 per ounce for the year 2005 and 2004, respectively. All of the revenues in 2005 and 2004 were from domestic activities.

The following table summarizes our gold ounces sold and revenues in 2005 and 2004.

		2005			2004
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Gold sales	9,263	$445	$4,125	29,515	$398	$11,758
Silver sales			15			56

			$4,140			$11,814

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
Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	94,400	24,000	70,400	—	—
Operating lease obligations	427,900	106,100	321,800	—	—
Purchase Obligations	250,000	250,000	—	—	—
Asset retirement obligations	4,201,500	1,180,100	2,844,700	105,300	71,400

Total	$5,798,800	$1,560,200	$3,236,900	$930,300	$71,400

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The ensuing discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and contained within this Annual Report on Form 10-K. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; completion of feasibility studies, recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of stock based compensation; fair value of financial instruments and nonmonetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following significant assumptions and estimates affect our more critical practices and accounting policies used in the preparation of our consolidated financial statements.
Reserves and Mineralized Material: As of December 31, 2006, we have reported mineral reserves of 130,000 contained ounces of gold at our Briggs Mine and have reported mineralized material on a number of our properties. When we have producing mines or are developing a mine we estimate our ore reserves on at least an annual basis. We update our mineralized material estimates from time to time as we conduct additional drilling or as the status of our land positions change.
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
We produced gold at our Briggs Mine using the heap leach process. This process involves the application of leach solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. No leach solutions have been added to the Briggs heap leach system since April 2005.
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
Impairments of Long-Lived Assets: The Company evaluates the carrying value of its mine development, mineral interest and mining properties when events or changes in circumstances indicate that the properties may be impaired. For these assets, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows.
Intangible assets subject to impairment are assessed for impairment at least annually or more frequently when changes in market conditions or other events occur. Impairments are measured based on estimated fair value. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place.

During the second quarter of 2005 in connection with the Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off their carrying value of $9.2 million.
Asset Retirement Obligations: Accounting for Asset Retirement Obligations is based on the guidance of SFAS No. 143 which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s statement of operations.
When a mine is shut down and begins the final reclamation, the Company may decide to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall mine and the Seven-Up Pete Venture are recorded on an undiscounted basis.
Derivative Instruments and Hedging Activities: Beginning in 2000, the accounting for derivative instruments and hedging activities has been guided by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.That guidance requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure.
During 2004, we had used derivative financial instruments to manage well defined market risks associated with fluctuating gold prices. Floating rate forward sales contracts were used to manage our exposure to gold prices on a portion of future gold production. These derivative instruments were not designated as hedges and were recognized as assets or liabilities and marked-to-market quarterly with changes recorded in earnings. On settlement of a contract, against which we have delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if we had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). As of December 31, 2006, we did not have any open derivative contracts nor did we enter into any during the year.
Warranty Liability: Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 00-19-2, Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability, under the old method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in EITF 00-19-2, the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 (“FASB 5”), Accounting for Contingencies.
Upon adoption of EITF 00-19-2 on October 1, 2006, the outstanding warrant liability balance was $147,400. Transition to the provisions of EITF 00-19-2 is achieved by recording a change in accounting principal through a non-retrospective cumulative-effect adjustment to the opening balance of retained earnings and to additional paid in capital. The cumulative-effect adjustment was a loss of $174,800 which is shown as a separate line on the consolidated statement of operations. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006, is nil under the provisions of FASB 5.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R requires that goods or services received in exchange for share-based payments result in a cost that is recognizable in the financial statements; that cost should be recognized in the income statement as an expense when the goods or services are consumed by the enterprise. We adopted SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all awards granted or modified after the effective date. The nonvested portion of awards will be recognized ratably over the remaining vesting period after the effective date. Compensation expense from share-based payments issued or vesting during 2006, 2005 and 2004 was $526,800, $294,700 and $351,300 (pro forma impact in 2005 and 2004), respectively.
The fair value of each award is estimated on the date of grant for current employees and Directors of the Board and on the closing share price on the day previous to the hire date for options granted to new employees using a Black-Scholes-Merton option valuation model. Expected market volatility is based on a number of factors including historical volatility of the Company’s common stock, the Company’s market capitalization, current options trading in the marketplace and other fair value related factors. The Company uses a simplified method of estimating the expected term where expected term equals the vesting period plus contractual term all divided by two. The forfeiture rate is expected to be nil for grants that vest immediately or within one year and ten to twenty percent for grants that vest after 24 and 36 months, respectively. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
Income Taxes: We must use significant judgment in assessing our ability to generate future taxable income to realize the benefit of our deferred tax assets. The deferred tax assets are principally in the form of net operating loss carry forwards. A valuation allowance is to be provided for that fraction of the deferred tax assets that it is more likely than not that the deferred tax asset will not be realized. The “more likely than not” criterion of FAS 109 represents a probability of just over 50%. We currently have a valuation allowance equal to all of our deferred tax assets related to net operating loss carryforwards.
Potential Litigation Liabilities: We are subject to litigation as the result of our business operations and transactions. We utilize external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, net income may be affected. As of December 31, 2006 we have accrued $0.3 million related to settled and ongoing litigation.
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
Recently Issued Accounting Standards
The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.
In October 2006, the FASB issued FAS 123(R)-5, Amendment of FSP FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP has no effect on our financial reporting.
In September 2006, FASB No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. We are currently determining the effect of this statement on our financial reporting.
In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. These amendments are effective for filings for fiscal years ending on or after December 15, 2006 and have been incorporated into our financial disclosures.
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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Prices
Our future revenues, earnings and cash flow may be strongly influenced by changes in gold prices, which fluctuate widely and over which we have no control. We may, if market conditions justify, enter into gold price protection arrangements in the future, if necessary, to ensure that we generate enough cash flows to support our growth and exploration plans and any debt related to the potential Briggs Mine financing. We had no gold related derivatives outstanding as of December 31, 2006 and all gold sold during 2006 was sold at spot prices.

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of December 31, 2006 we were not at risk related to gold related derivative instruments.
Our future earnings and cash flow may be significantly impacted by changes in the market price of gold, uranium and other commodities. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $272 per ounce in December 2001 and a high of over $700 per ounce in May 2006. We expect gold to be our primary product in the future, but we cannot currently reasonably estimate our future production and therefore we cannot comment on the impact that changes in gold prices could have on our projected pre-tax earnings and cash flows during 2007.
Interest Rates
At December 31, 2006, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently, we believe our interest rate risk is minimal except to the extent we might incur new debt.
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
Golden, Colorado
We have audited the consolidated balance sheets of Canyon Resources Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2006. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Resources Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 3, 9 and 15 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and registration payment arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC
February 27, 2007
Denver, Colorado

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,513,700	$5,649,200
Short term investments	2,500,000	—
Restricted cash	—	281,300
Accounts receivable	47,300	16,400
Metal inventories	47,300	65,900
Prepaid insurance	171,700	80,700
Other current assets	146,800	90,200

Total current assets	4,426,800	6,183,700

Property, plant and mine development, net	8,719,800	5,276,700
Restricted cash	3,431,300	2,939,900
Other noncurrent assets	246,700	246,400

Total assets	16,824,600	14,646,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$659,000	$474,100
Asset retirement obligations	1,180,100	1,210,600
Payroll liabilities	171,700	216,900
Legal settlement accrual	343,700	—
Other current liabilities	37,800	86,600

Total current liabilities	2,392,300	1,988,200
Notes payable — long term	825,000	825,000
Warrant liabilities	—	360,000
Capital leases — long term	65,800	25,900
Asset retirement obligations	3,021,400	4,558,600

Total liabilities	6,304,500	7,757,700
Commitments and contingencies (note 11) Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 44,161,800 at December 31, 2006, and 38,320,500 at December 31, 2005	441,600	383,200
Capital in excess of par value	140,266,900	133,949,900
Retained deficit	(130,188,400)	(127,444,100)

Total stockholders’ equity	10,520,100	6,889,000

Total liabilities and stockholders’ equity	16,824,600	14,646,700

The accompanying notes are an integral part of these consolidated financial statements

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
REVENUE
Sales	$1,270,300	$4,140,300	$11,813,900

EXPENSES
Cost of sales	1,076,200	3,214,400	10,651,400
Depreciation, depletion, and amortization	35,100	1,849,300	5,771,600
Selling, general and administrative	4,070,200	2,269,400	6,871,600
Exploration	1,333,700	1,619,900	507,700
Impairment of long lived assets	—	9,242,100	—
Accretion expense	222,600	133,900	173,100
Asset retirement obligation	(14,000)	1,383,300	5,386,600
Debenture conversion expense	—	448,200	—
Gain on asset disposals	—	(7,000)	(294,200)

	6,723,800	20,153,500	29,067,800

Operating loss	($5,453,500)	($16,013,200)	($17,253,900)

OTHER INCOME (EXPENSE)
Interest income	381,200	215,500	106,700
Interest expense	(57,600)	(79,900)	(246,400)
Gain on asset exchange	1,594,000	—	—
Gain on release of asset retirement obligation	340,600	—	—
Gain on sale of securities	882,200	—	—
Late registration rights penalties	(102,000)	—	—
(Loss) gain on derivative instruments	(69,600)	195,400	147,200
Other	(84,900)	34,400	(140,000)

	2,883,900	365,400	(132,500)

Loss before cumulative effect of change in accounting principle	(2,569,600)	(15,647,800)	(17,386,400)
Cumulative effect of change in accounting principle	(174,700)	—	—

Net loss	$(2,744,300)	$(15,647,800)	$(17,386,400)

Basic and diluted net loss per share	($0.07)	($0.46)	($0.62)

Basic and diluted weighted-average shares outstanding	41,530,800	33,881,200	28,023,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital			Total
	Number of	At Par	in Excess	Deferred	Retained	Stockholders’
	Shares	Value	of Par Value	Compensation	Deficit	Equity
Balances, December 31, 2003	25,593,800	$255,900	$117,111,700	$(264,200)	$(94,409,900)	$22,693,500

Stock issued for cash	1,631,000	16,300	7,111,000	—	—	7,127,300
Other stock issued	139,500	1,400	228,800	—	—	230,200
Exercise of stock options	162,500	1,600	178,600	—	—	180,200
Exercise of warrants	1,499,700	15,100	2,514,300	—	—	2,529,400
Conversion of debentures	181,100	1,800	248,200	—	—	250,000
Other equity changes	—	—	215,600	264,200	—	479,800
Net loss	—	—	—	—	(17,386,400)	(17,386,400)

Balances, December 31, 2004	29,207,600	$292,100	$127,608,200	$—	$(111,796,300)	$16,104,000

Stock issued for cash, net of issuance costs of $182,500	7,666,700	76,700	4,841,800	—		4,918,500
Exercise of stock options	10,000	100	6,500	—		6,600
Other stock issued (1)	500,000	5,000	365,000	—		370,000
Conversion of debentures	936,200	9,300	665,700	—		675,000
Other equity changes(2)	—	—	14,500	—		14,500
Debenture conversion expense	—	—	448,200	—		448,200
Net loss	—	—	—	—	(15,647,800)	(15,647,800)

Balances, December 31, 2005	38,320,500	$383,200	$133,949,900	$—	$(127,444,100)	$6,889,000

Share-based compensation	376,400	3,700	523,100	—	—	526,800
Shares returned for tax purposes	(11,900)	(100)	(11,100)	—	—	(11,200)
Fair value of amended warrants	—	—	282,200	—	—	282,200
Warrant extension cost	—	—	70,800	—	—	70,800
Shares issued for purchase of property	30,000	300	30,000	—	—	30,300
Stock and warrants issued for cash, net of issuance costs of $302,900	5,100,000	51,000	4,746,100	—	—	4,797,100
Exercise of warrants	346,800	3,500	353,700	—	—	357,200
Warrant liability — adoption of FASB Staff position No. EITF 00-19-2	—	—	322,200	—	—	322,200
Net loss	—	—	—	—	(2,744,300)	(2,744,300)

Balances, December 31, 2006	44,161,800	$441,600	$140,266,900	$—	$(130,188,400)	$10,520,100

(1)	Stock issued for repurchase of Briggs crasher.

(2)	Fair value of warrants issued for services.
The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	($2,744,300)	($15,647,800)	($17,386,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	35,100	1,849,300	5,771,700
Receivable write off	13,800	—	—
Impairment of long lived assets	—	9,242,100	—
Cumulative effect of change in accounting principle	174,700	—	—
Amortization of beneficial conversion feature	—	11,300	63,700
Debenture conversion expense	—	448,200	—
Impairment of inventory	17,600	143,100	1,133,000
Gain on asset dispositions	—	(7,000)	(294,200)
Gain on sale of securities	(882,200)	—
Share based compensation expense	526,800	14,500	710,000
Provision for asset retirement obligation	(14,000)	1,383,300	5,386,600
Gain on settlement of ARO	(340,600)	—	—
Purchase of short term investments	(6,501,800)	—	—
Gain on asset exchange	(1,594,000)	—	—
Loss (gain) on derivative instruments	69,600	(195,400)	(147,200)
Write off of prepaid auction expenses	—	—	151,000
Warrant extension cost	70,800	—	—
Accretion of asset retirement obligation	222,600	133,900	173,100
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55,900)	672,600	(640,800)
Decrease in inventories	1,000	1,078,100	1,952,100
Increase in prepaid and other assets	(147,900)	(16,500)	66,400
Decrease in accounts payable and accrued liabilities	237,900	(55,500)	(569,000)
Decrease in asset retirements	(1,477,200)	(2,144,600)	(4,699,700)
Increase in restricted cash	(210,100)	(99,100)	4,900

Total adjustments	(9,853,800)	12,458,300	9,061,600

Net cash used in operating activities	($12,598,100)	($3,189,500)	($8,324,800)

Cash flows from investing activities:
Purchases and development of property and equipment	(1,576,600)	(334,400)	(409,300)
Redemption of short term investments	4,001,800	—	—
Proceeds from asset sales	10,000	1,100	454,200
Proceeds from sale of securities	882,200	—	—

Net cash provided by (used in) investing activities	3,317,400	(333,300)	44,900

Cash flows from financing activities:
Issuance of stock and warrants	5,457,200	5,663,000	9,836,900
Issuance costs	(302,900)	(182,500)
Payments on debt	—	(924,000)	(1,037,400)
Payments on capital lease obligations	(9,100)	(22,800)	(21,100)

Net cash provided by financing activities	5,145,200	4,533,700	8,778,400

Net (decrease) increase in cash and cash equivalents	($4,135,500)	$1,010,900	$498,500
Cash and cash equivalents, beginning of year	5,649,200	4,638,300	4,139,800

Cash and cash equivalents, end of year	$1,513,700	$5,649,200	$4,638,300

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Supplemental disclosures of cash flow information:

	2006		2005	2004
1. Interest paid		$57,600	$68,600	$182,700
2. Income taxes paid		$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:

		2006	2005	2004

1. Issued shares to purchase Suitcase/Mineral Hill property Issued 30,000 shares		$30,300	$—	$—

2. Fair value of amended warrants		$282,200	$—	$—

3. Issued 535,000 Series A warrants for broker placement fee		$219,300	$—	$—

4. Issued shares to retire convertible debentures
Issued 936,200 shares		$—	$675,000	$—
Issued 181,200 shares	$		$—	$250,000

5. Non cash to purchase plant and equipment
Issued 500,000 shares — recorded at fair value		$—	$370,000	$—
Accounts receivable forgiveness		$—	$80,000	$—

6. Issued shares to employee as compensation for services Issued 139,500 shares		$—	$—	$230,200

7 Increase to property costs in connection with Statement of Financial Accounting Standards No. 143 for Asset Retirement Obligations		$41,600	$157,700	$—

8. Compensation expense under variable plan accounting		$—	$—	$479,800

9. Capital lease obligations incurred for equipment		$62,300	$32,600	$—

10. Increase of mineral interest for Briggs royalty acquired in Newmont asset exchange		$1,594,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity:
Canyon Resources Corporation, a Delaware corporation, is a Colorado-based company, which was organized in 1979 to explore, acquire, develop, and mine precious metal and other mineral properties. References to “Canyon Resources”, “Canyon”, and the “Company”, mean Canyon Resources Corporation and all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation, or any one or more of them, as the context requires. Canyon is a reporting company on The American Stock Exchange (“AMEX”).
The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.
The Company has gold production operations in the western U.S., and conducts exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Canyon’s exploration and development efforts emphasize precious metals (gold and silver) but uranium, base metals and industrial minerals may also be considered. The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies.
During 2006, the Company’s primary focus has been on re-starting our Briggs Mine located in southeastern California, where the Company successfully increased the total mineralized material through both drilling and acquisitions. The drilling completed during 2006 at and around the Briggs Mine highlighted its previously underdeveloped underground potential and increased the size and confidence of the Cecil R satellite deposit. The Briggs feasibility study is complete and based on the open pit and underground reserve and mineralized material, the mine is ready for financing and ultimately production during 2007.
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and in re-contouring the leach pads and pit areas.
Recent development activities included the acquisition and combination of a pre-feasibility study and initiation of permitting and feasibility study at of the Reward Project located in southwestern Nevada and the acquisition and subsequent joint venture of uranium properties located in east-central Wyoming. Exploration activities during 2006 included infill drilling around the Briggs Mine, Cecil R satellite deposit and the Reward Project. In addition, our joint venture partner in the Converse Joint Venture began drilling the known uranium structures in Wyoming in late 2006.
The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, revenue from operations, asset sales and cash raised from financing activities. The Company’s liquidity may be negatively impacted by the decreasing residual gold production from rinsing the heap leach pads at the Briggs Mine, which during 2006 was the only internal source of cash flow other than asset sales.
The Company is continually evaluating business opportunities such as joint ventures, mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, and provide a future source of funds for growth. While the Company believes it will be able to finance its continuing activities and the possible re-start of the Briggs Mine, there are no assurances of success in this regard or in its ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, the Company’s ability to operate would be adversely impacted.
2. Basis of Presentation:
Management Estimates and Assumptions: Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; completion of feasibility studies, recoverability and timing of gold production from the heap leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of stock based compensation; fair value of financial instruments and nonmonetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
Consolidation Principles: The Company’s consolidated financial statements include the accounts of Canyon and its significant active wholly-owned subsidiaries: CR Kendall Corporation; CR Briggs Corporation; CR Montana Corporation; CR Nevada; CR International Corporation; Judith Gold Corporation; and Industrial Minerals Corporation. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
3. Summary of Significant and Adoption of New Accounting Policies:
Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase and which are not subject to significant risk from changes in interest rates. At December 31, 2006 and 2005, the Company maintained a significant portion of its cash in two financial institutions. See Note 12.
Short term investments: Short term investments are primarily auction rate certificates that are short term positions in highly rated long term debt investments. The positions have maturities and yields that range from seven to 28 days and from 5.0% to 5.2%, respectively. The auction rate certificates can be redeemed at anytime before maturity based on its fair market value. The Company initially considered the short term investments to be trading securities but during the third quarter of 2006 changed their classification to available-for-sale securities due to a lack of active and frequent purchases and sales of these investments. As a result, subsequent to the election to classify these short term investments as available-for-sale securities, purchases and sales of these short term investments are reflected in the consolidated statement of cash flows as investing activities. As all gains and losses are realized on a daily basis through interest income, there are no unrealized gains or losses as of December 31, 2006. Short term investments at December 31, 2006 were $2.5 million compared to nil as of December 31, 2005.
During 2006, $0.9 million gain was recognized in the sale of owned securities. Gold Resources securities were sold for $0.8 million and Breckenridge Minerals securities were sold for $0.1 million. The gain was equal to the cash received, because the securities had a zero basis.
Restricted Cash: Cash held as collateral for reclamation bonds is classified based on the expected release or use of such collateral. Cash held in trust and restricted to specific use is classified as current when expected to be used in current operations or noncurrent when expected to be used in the acquisition, maintenance, or development of noncurrent assets.
Metal Inventories: In-process and finished goods inventory are stated at the lower of average cost or net realizable value. In-process material includes the estimated recoverable ounces of gold contained in broken-ore under leach on the heap leach pad. Costs capitalized to inventory for in-process material include (1) the direct costs incurred in the mining and crushing of the rock and delivery of the ore onto the heap leach pad, (2) applicable depreciation, depletion and amortization, and (3) allocated indirect mine general and administrative overhead costs. Finished goods represent contained ounces of gold in unsold doré. Costs capitalized to inventory for finished goods include (1) all of the costs included in in-process materials, (2) all direct costs incurred in the leaching and refining processes, (3) applicable depreciation, depletion and amortization, and (4) allocated indirect mine general and administrative overhead costs. Materials and supplies are stated at cost less a reserve for obsolete inventory.
Property, Plant and Mine Development:
Buildings and Equipment: Buildings and equipment are stated at cost and are depreciated on a straight-line basis over their useful lives or until the end of the estimated mine life, taking into account estimated salvage values, whichever occurs first. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations. Depreciation is not allocated to cost of sales.
Mine Development: For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves unless the legally extractable economic mineralized material currently satisfies the SEC’s definition of reserves. For operating or shut-down mines with existing reserves or legally extractable economic mineralized material that satisfies the SEC’s definition of reserves or mines purchased with established reserves, costs are capitalized when the decision to begin redevelopment activities is approved by management or the Board of Directors. Development drilling costs incurred to infill mineralized material to increase the confidence level in order to develop or increase reserves are capitalized. Reserves designated as proven and probable are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision. If subsequent events or circumstances arise which would preclude further development of the reserves under then existing laws and regulations, additional costs are expensed until the impediments have been removed and the property would be subject to ongoing impairment reviews. When a mine is placed into production, the capitalized acquisition and mine development costs are reclassed to mining properties and are charged to operations using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed on the heap leach pad or other processing method. Costs of certain post development start-up activities and on-going costs to maintain production are expensed as incurred.
Mineral Interests: Mineral interests represent capitalized costs of mining properties from acquisition costs or the lesser of acquisition costs or fair value calculations based in impairment analysis of past development properties. Acquisition costs can include the fair value of nonmonetary asset exchanges such as the Asset Exchange Agreement with Newmont where we capitalized $1.6 million related to the fair value of the Briggs 3% NSR royalty acquired in the exchange. Holding costs of past development properties include our Seven-Up Pete property which has a net recognized value of $3.0 million. Mineral interests are reviewed at least annually for impairment, see “Impairments of Long-Lived Assets below,” and when placed in service will be amortized on a units of production basis (“UOP”).
Impairments of Long-Lived Assets: The Company evaluates the carrying value of its mine development, mineral interest and mining properties when events or changes in circumstances indicate that the properties may be impaired. For these assets, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows.
Intangible assets subject to impairment are assessed for impairment at least annually or more frequently when changes in market conditions or other events occur. Impairments are measured based on estimated fair value. Fair value with respect to such mineral interests, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place.
Asset Retirement Obligations: Accounting for Asset Retirement Obligations is based on the guidance of SFAS No. 143 which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s statement of operations.
When a mine is shut down and begins the final reclamation, the Company has decided to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall Mine and the Seven-Up Pete Venture are recorded on an undiscounted basis.
See Note 7 for additional disclosures related to asset retirement obligations of the Company.
Revenue Recognition: Revenue from the sale of gold is recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales are made in accordance with sales contracts where the price is fixed or determinable.
Derivative Instruments and Hedging Activities: Beginning in 2000, the accounting for derivative instruments and hedging activities has been guided by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133. That guidance requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure.
During 2004, the Company had used derivative financial instruments to manage well defined market risks associated with fluctuating gold prices. Floating rate forward sales contracts were used to manage our exposure to gold prices on a portion of future gold production. These derivative instruments were not designated as accounting hedges and were recognized as assets or liabilities and marked-to-market quarterly with changes recorded in earnings. On settlement of a contract, against which we have delivered gold production, the contract price is recognized as revenue from the gold sale. If financially settled, the resulting gain or loss is included in revenue if we had sufficient gold production to otherwise settle the contract by delivery. Gains or losses resulting from all other financially settled contracts are recorded as other income (expense). During 2006 and 2005, the Company did not have any open derivative contracts. During 2004, the Company recognized a gain on derivative instruments of $147,200 related to open derivative contracts.
Warrant Liability: Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the old method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 (“FASB 5”), Accounting for Contingencies.
Upon adoption of FSP EITF 00-19-2 on October 1, 2006, the outstanding warrant liability balance was $147,400. Transition to the provisions of FSP EITF 00-19-2 is achieved by recording a change in accounting principal through a non-retrospective cumulative-effect adjustment to the opening balance of retained earnings and to additional paid in capital. The FSP does not permit retrospective application. The cumulative-effect adjustment was a loss of $174,800 which is shown as a separate line on the consolidated statement of operations and increased the year end 2006 net loss per share by $.004. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 is nil under the provisions of FASB 5.

Earnings per Share: The Company computes earnings per share (“EPS”) by applying the provisions of SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt.
Stock-Based Compensation: As required by the provisions of SFAS No. 123R (As Amended), Share-Based Payment, the Company has adopted SFAS 123R as of January 1, 2006 using the modified prospective method of transition. The pro forma impact of share-based payments on the results of operations for the years ended December 31, 2005 and 2004 were an increase of $294,700 and a decrease of $128,600 in compensation expense, and income from continuing operations and net loss, which increased the reported basic and diluted loss per share by $0.01 and nil, respectively.
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

4. Restricted Cash:
Restricted cash consisted of the following at December 31:

	2006	2005
Collateral for letter of credit(a)	$249,000	$249,000
Collateral for reclamation bonds and other contingent events (b)	163,900	156,500
Kendall Mine reclamation (c)	2,108,400	2,007,500
McDonald Gold Project cash reclamation bond (d)	553,400	526,900
Net proceeds from property sales (e)	292,900	281,300
Briggs cash reclamation bond(f)	30,000	—
Reward bond(g)	33,700

	3,431,300	3,221,200
Current portion (e)	—	281,300

Noncurrent portion	$3,431,300	$2,939,900

(a)	In connection with the issuance of certain bonds for the performance of reclamation obligations and other contingent events at the Briggs Mine, a bank Letter of Credit was provided in favor of the surety as partial collateral for such bond obligations. The Letter of Credit is fully collateralized with cash and will expire no earlier than December 31, 2007, and at the bank’s option, may be renewed for successive one-year periods.

(b)	Held directly by the surety as partial collateral for reclamation and other contingent events at the Briggs Mine.

(c)	Held directly by the Montana Department of Environmental Quality (“DEQ”) in an interest bearing account for use in continuing reclamation at the Kendall Mine.

(d)	Held directly by the Montana DEQ for reclamation for the McDonald Gold Project.

(e)	In connection with the auction of certain properties, cash has been sequestered by court order.

(f)	Cash bond held by Bank of America for the performance of reclamation obligations for Cecil R exploration activities at the Briggs Mine.

(g)	Cash bond held by the Bureau of Land Management for exploration activities at the Reward Project
5. Metal Inventories:
Metal inventories consisted of doré gold of $47,300 and $65,900 as of December 31, 2006 and 2005, respectively. The Company wrote down its metal inventory at the Briggs Mine to net realizable value by $17,600, $143,100, and $1,133,000 in 2006, 2005, and 2004, respectively. Inventory write downs are included in cost of sales in the consolidated statement of operations.
At December 31, 2006, 2005 and 2004 approximately $21,100, $37,200 and $13,600, respectively, of Briggs general and administrative expenses were included in inventory.

6. Property, Plant and Mine Development:
The following summary of property, plant and mine development has been reclassified from prior period disclosures in order to provide additional disclosures:

		As of December 31, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$6,004,800	$4,047,200	$1,957,600
Mine development	UOP(a)	1,637,900	—	1,637,900
Mineral interest	UOP	8,745,900	3,820,900	4,925,000
Asset retirement cost	UOP	199,300	—	199,300

		$16,587,900	$7,868,100	$8,719,800

(a)	UOP is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.
The year-to-date increase in property, plant and mine development was due primarily to the $1.6 million increase in mine development expenditures at Briggs, where the Company began capitalizing the direct costs of re-starting the mining operations since January 1, 2006, and $1.7 million increase in mineral interests. Included in the $1.7 million increase in mineral interests was $1.6 million relating to the estimated fair value of the 3% Briggs NSR royalty received in the Newmont asset exchange. The estimated fair value of the royalty was determined to be the best available estimate of fair value in the nonmonetary exchange. The book value of the assets given-up had been written off to nil in the second quarter of 2005 when the Company had the lease over the McDonald Gold Project mineral rights revoked by the Montana Supreme Court. The $1.6 million fair value of the Briggs Mine 3% NSR royalty was determined considering mineralized material with a probability weighted chance of being developed, a gold price of $623, and a discount rate of 10%. The $1.6 million was recognized as a gain on asset exchange shown in the consolidated statement of operations.

		As of December 31, 2005
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$5,940,400	$4,012,000	$1,928,400
Mine development	UOP	—	—	—
Mineral interest	UOP	7,011,500	3,820,900	3,190,600
Asset retirement cost	UOP	157,700	—	157,700

		$13,109,600	$7,832,900	$5,276,700

Due to the June 8, 2005, Montana Supreme Court decision affirming the termination of the McDonald Gold Project’s state mineral leases, the Company wrote off its remaining $9.2 million carrying value of the McDonald mineral leases during the second quarter of 2005. Also during the second quarter of 2005, the Company determined that the Seven-Up Pete property may have the potential to be economically developed using non-cyanide technologies in today’s gold market price environment. The carrying value was reclassified from intangibles to mineral interests. Prior to the McDonald write down and the Seven-Up reclass, the properties were being amortized over an eight year period. Mineral interests are amortized based on the unit-of-production (“UOP”) method.

7. Asset Retirement Obligations:
The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations in the current year:

Balance, December 31, 2005	5,769,200
Settlement of liabilities	(1,477,200)
New liability (1)	21,500
Release of liability (2)	(340,600)
Change in estimate (3)	6,000
Accretion expense	222,600

Balance, December 31, 2006	4,201,500
Current portion	1,180,100

Noncurrent portion	3,021,400

Anticipated spending per year:
2007	1,180,100
2008	721,100
2009	336,800
2010	1,786,800
2011	20,500
Thereafter	156,200

Total	4,201,500

(1)	A reclamation estimate of $21,500 to reclaim drill holes at Reward was recorded at December 31, 2006.

(2)	The $340,600 reclamation accrual to reclaim drill holes at the Seven-Up Pete Venture relating to the Montana state leases for the McDonald Project was eliminated at December 31, 2006 because Newmont assumed the reclamation liabilities as a result of the Asset Exchange Agreement.

(3)	The reclamation forecast for the closure at the Kendall Mine was increased at December 31, 2006 by $25,400. The increase is the result of $731,200 increase in holding costs, partially offset by a $705,800 reduction in contractor estimates related to the construction and maintenance of redesigned water treatment cells.

The reclamation forecast for the closure of the Briggs Mine was decreased at December 31, 2006 by $19,400. The decrease is due to a $81,800 reduction in estimated costs, partially offset by a $62,400 increase related to a one year reduction in projected project completion.
8. Notes Payable:
Notes payable consisted of the following at December 31:

	2006	2005
Convertible debentures (a)	825,000	825,000
Less: current portion	—	—

Notes payable — noncurrent	825,000	825,000

(a)	In March 2003, the Company completed a private placement financing of 6%, two year convertible debentures, raising $3.3 million. The uncollateralized debentures require quarterly interest payments, and the holders have the right to convert principal to common stock of the Company, subject to adjustments for stock splits, reverse spits, and changes of control, at any time at a conversion rate of $1.38 per share of common stock. For certain investors, the common stock had a fair value at the commitment date in excess of the conversion price resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion was recorded as an addition to paid in capital and a discount on the debt with the discount then amortized to interest expense over the term of the debt using the effective interest method. The discount was fully accreted as of February 28, 2005. The Company’s stock price at the end of December 2006 was $0.84.
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
The $825,000 debentures which were extended to March 2011 were accounted for as a debt modification and therefore no gain or loss was recognized. The convertible feature in the modified convertible debenture was not considered an embedded derivative that required bifurcation and subsequent remeasurement at fair value as the debentures qualify as conventional convertible debt.
Interest expense for the debentures was approximately $49,500, $77,900 and $219,200 for 2006, 2005 and 2004, respectively, none of which was capitalized. Included in the above amounts is accretion of debt discount of nil, $11,300 and $63,700 for 2006, 2005 and 2004, respectively.
9. Warrants and Warrant Liability:
A summary of the outstanding warrants as of December 31, 2006, follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	281,000	1.7 years	$0.77
$1.01-$1.50	7,155,729	1.9 years	$1.30
$1.51-$2.16	2,199,836	0.4 years	$2.16

Total/average	9,636,565	1.6 years	$1.48

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
Warrants issued in connection with financing activities are subject to the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006 the FASB issued FSP No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants with registration payment agreements should be classified as either equity or as a liability. If the warrant with registration payment agreements are determined to be a liability, under the old method described in EITF 00-19 the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB 5, Accounting for Contingencies.
On June 2, 2006, the Company closed a financing transaction, which included the issuance of 3.1 million warrants. These warrants had an exercise price of $1.50 per share and a contractual term of three years. The Subscription Agreement provides for certain registration rights associated with the issuance of the shares of common stock and shares of common stock issuable upon exercise of the warrants. Failure to meet the requirements of the Subscription Agreement, such as initial registration and effectiveness, maintaining effectiveness during the term of the warrants, and maintaining the trading status of the common shares, would result in liquidating damages. The liquidated damages associated with the registration payment rights are capped at 10% or $0.5 million and payable only in cash. The capped liquidated damages related to the warrants was determined to be less than the difference in value between registered and unregistered shares and as such, the warrants are therefore deemed to be equity rather than a warrant liability.
Originally all of the 2.9 million warrants issued in connection with the Company’s December 2, 2005 private placement were determined to be a liability at inception based on the provisions of EITF 00-19. These warrants were classified as a liability rather than equity because the Subscription Agreement related to such warrants provides for certain registration rights associated with the warrants and include uncapped liquidated damages. Failure to meet the requirements of the Subscription Agreement, such as initial registration and effectiveness, maintaining effectiveness during the term of the warrants, and maintaining the trading status of the common shares, would result in liquidating damages. Liquidated damages are payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof.
As of September 30, 2006, approximately 42% of the December 2, 2005 warrant holders executed an Amendment to Subscription Agreement that capped such liquidated damages to 10% of the gross proceeds of the financing. For accounting purposes only, the capped liquidated damages deemed to be related to the warrants were determined to be less than the difference in value between registered and unregistered shares and therefore the warrants subject to the Amendment were deemed to be equity rather than a warrant liability. The warrants subject to the Amendment were fair valued up to the date the Amendment was effective and the resulting increase or decrease to the warrant liability was recorded. As of October 1, 2006, the warrant liability balance of the warrants subject to the Amendment of $282,200 has been reclassified to capital in excess of par.
Upon adoption of FSP EITF 00-19-2 on October 1, 2006, the cumulative-effect adjustment was a loss of $174,800 which is shown as a separate line on the consolidated statement of operations. The cumulative-effect adjustment represents the difference between the fair value of the warrants derivative liability and the initial fair value of these warrants. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 is nil under the provisions of FASB 5.
A summary of the warrants recorded as a liability prior to adoption of FSP 00-19-2, follows:

						Balance
Warrant	Exercise	Expiration	Issued		Subject to	Unamended
Description	Price	Date	Dec. 31, 2005	Exercises	Amendment	at Adoption
Series A	$1.30	12/1/2008	1,765,503	—	743,803	1,021,700
Series B	$1.08	12/1/2006	882,754	—	371,902	510,852
Series C	$0.76	12/1/2008	231,000	—	95,500	135,500

Total/average	$1.19		2,879,257	—	1,211,205	1,668,052

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

10. Equity Transactions:
On June 2, 2006, the Company completed a private placement financing that raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.55 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the previous 20 day volume weighted average of the closing price of the Company’s common stock. In connection with the financing, the Company paid the placement agent a cash placement agent fee of $225,625 and 535,500 Series A Warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants were not exercisable for a period of six months from the date of closing and had an exercise price of $1.50 and a term of three years. The Company was required to file a registration statement with the SEC within 30 days of the closing to register for resale the common stock and the common stock issuable upon exercise of the warrants related to this transaction. The Company failed to file the required registration statement within the 30 day filing requirement. As a result of the late filing, the Company paid liquidated damages to investors in the amount of 2% of the gross proceeds or approximately $102,000, which is included in other expense in the consolidated statements of operations. The Company filed the required registration statement on July 13, 2006 and it was declared effective July 31, 2006. The relative fair value of the new warrants issued was $1.3 million and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
11. Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (EIS) was needed for completion of remaining reclamation at Kendall. The Montana DEQ has yet to complete its work on this EIS. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2,108,400 in an interest bearing account with the DEQ for reclamation at the Kendall Mine which is currently ongoing. The Company has spent approximately $11.4 million on Kendall from 1991 through the fourth quarter ended December 31, 2006.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). These agencies jointly have required the Company to post a reclamation bond in the amount of $3,174,000 to ensure appropriate reclamation. In September 2006, the Company was notified that the reclamation bond would be increased for inflation by $127,300 and be subject to funding by mid-2007.

Additionally, the Company was required by Lahontan to post a $1,010,000 bond to ensure adequate funds to mitigate any “foreseeable release”, as defined, of pollutants to state waters. Both bonds are subject to annual review and adjustment.

In 1999, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements. If an acceptable rescheduling of the deposit requirements cannot be agreed to, the surety company could seek to terminate the bonds which could result in the Company becoming liable for the principal amounts under its collateral agreement with the surety company. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $3.9 million on Briggs reclamation from 2004 through the fourth quarter ended December 31, 2006. The Company has not requested release of liability for completion of certain reclamation tasks due to uncertainties related to the potential re-start of Briggs that may re-disturb past reclamation activities.

(c)	Contingent Liability – McDonald Gold Project

During the third quarter of 2006, the outstanding $10.0 million contingent liability with Phelps Dodge Corporation (“Phelps Dodge”) was released. The contingent liability was related to a final purchase payment on the McDonald Gold Project. Phelps Dodge retains a one-third interest in any proceeds received from the currently active takings lawsuit with the State of Montana. The Montana lawsuit was filed to recover value lost due to changes in the mining law and the cancellation of mineral leases related to our wholly-owned Seven-Up Pete Joint Venture’s interest in the McDonald Gold Project.

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

In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company has accrued $0.3 million as of December 31, 2006 for the Company’s share of the estimated total settlement value of the suit.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Kendall Mine plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands unrelated to the CR Kendall Corporation or its operation, but also in western Montana. In October 2002, the Court issued a Supplemental Order which sequesters any proceeds realized from the auction until such time as the lawsuit is concluded. As of December 31, 2006, $0.3 million is held by the Court as required by the Order.

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

(e)	Lease Commitments:

The Company has entered into various operating leases for office space and equipment. At December 31, 2006, future minimum lease payments extending beyond one year under noncancellable leases average approximately $10,000 per month over the next 42 months.

The Company has also entered into various mining lease arrangements for purposes of exploring, and if warranted, developing and producing minerals from the underlying leasehold interests. The lease arrangements typically require advance royalty payments during the pre-production phase and a production royalty upon commencement of production, with previously advanced payments credited against the production royalties otherwise payable. Advance royalty commitments will vary each year as the Company adds or deletes properties. Minimum advance royalty payments expensed total approximately $123,300 annually.

The Company is also required to pay an annual rental fee to the federal government for any unpatented mining claims, mill or tunnel site claims on federally owned lands at the rate of $125 per claim. The Company’s present inventory of claims would require approximately $81,500 in annual rental fees, however, this amount will vary as claims are added or dropped. The Company has submitted patent applications for specific Briggs claims; however, no assurances can be made that patents will be issued. The Company is also subject to lease payments to various other owners or lessors of property. Currently, payments to these parties total approximately $6,800 annually.

Lease costs included in cost of goods sold for the years ended December 31, 2006, 2005, and 2004 were $400, $1,900 and $169,000, respectively.

Rent expense included in selling, general and administrative expense for the years ended December 31, 2006, 2005, and 2004, was $92,200, $78,900, and $53,000, respectively. Property and equipment includes equipment with a cost and accumulated amortization of $1,604,200 and $1,518,900, respectively, at December 31, 2006 and cost and accumulated amortization of $1,541,900 and $1,509,900, respectively, at December 31, 2005, for leases that have been capitalized.

Future minimum lease obligations under capital leases are as follows:

2007 total lease obligation	$94,400
Less amounts representing interest	(9,200)

Present value of miniumum lease payments	85,200
Less current obligation	(19,400)

Long-term obligations under capital lease	$65,800

The Adelaide and Tuscarora properties were optioned as part of the Asset Exchange Agreement with Newmont. Under this agreement, we are required to spend a total of $3.0 million on both projects over five years to earn our interest in the properties, including a $250,000 firm commitment in the first year. The Company has the ability to sublease either property to third parties to meet its obligations under the agreement.
12. Certain Concentrations of Credit Risk:
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

13. Fair Value of Financial Instruments:
The estimated fair values of the Company’s financial instruments approximate carrying values at December 31, 2006, and December 31, 2005. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Cash Equivalents, Receivables, Short-term Investments and Restricted Cash: Carrying amounts approximate fair value based on the short-term maturity of those instruments.
Long-term Debt: Carrying values approximate fair values based on discounted cash flows using the Company’s current rate of borrowing for a similar liability.
Briggs 3% NSR Royalty: The $1.6 million fair value of the Briggs Mine 3% NSR royalty acquired from Newmont in the Asset Exchange Agreement was determined considering probability weighted mineralized material with a gold price of $623, and a discount rate of 10%.
14. Income Taxes:
There was no current or deferred provision for income taxes for the years ended December 31, 2006, 2005, and 2004. The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$(933,100)	34%	$(5,320,300)	34%	$(5,911,400)	34%
Net operating loss without tax benefit	$933,100	-34%	5,320,300	-34%	5,911,400	-34%

	$—	—	$—	—	$—	—

Deferred tax assets were comprised of the following at December 31:

	2006	2005
Reserve for mine reclamation	$1,661,700	$1,735,900
Inventories	(3,200)	10,900
Net PP&E and other	6,043,800	6,189,100
Net operating loss carryforwards	36,522,300	35,302,300

Total gross deferred tax assets	44,224,600	43,238,200
Valuation allowance	(44,224,600)	(43,238,200)

Net deferred tax assets	$—	$—

Although the Company has significant deferred tax assets in the form of operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on bringing new mines into production. As commodity prices, capital, legal, and environmental uncertainties associated with that growth requirement are considerable, the Company applies a full valuation allowance to its deferred tax assets. During 2006, 2005, and 2004, the valuation allowance increased $1.0 million, $0.3 million, and $8.4 million, respectively. Changes in the valuation allowance are primarily due to changes in operating loss carryforwards and other temporary differences.
At December 31, 2006, the Company had net operating loss carryforwards for regular tax purposes of approximately $95.4 million and approximately $95.9 million of net loss carryforwards available for the alternative minimum tax. The net loss carryforwards will expire from 2007 through 2028.

15. Share-Based Compensation:
The Company recorded $0.5 million of compensation expense during the year ended December 31, 2006, none of which was capitalized. All of the share-based compensation expenses were recorded as selling, general and administrative costs in the consolidated statements of operations.
On June 6, 2006, the Company’s shareholders approved the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) to provide more flexibility in the compensation of key personnel. All outstanding stock options under the old plans, an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan, will remain active until all the options under those plans either expire or are exercised; however, no new options may be granted under such plans. As of December 31, 2006, there were 1.4 million options outstanding under the old plans.
A summary description of the provisions of the 2006 Plan is set forth below. The 2006 Plan was filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A on April 28, 2006.
The 2006 Plan is administered by the Compensation Committee of the Board of Directors consisting entirely of independent directors. The common stock issued or to be issued under the 2006 Plan consists of 5,000,000 authorized shares and treasury shares. If any shares covered by an award are not purchased or are forfeited, the shares will again be available for making awards under the 2006 Plan. Directors and employees of, or consultants to, the Company or any of its affiliates are eligible to participate in the 2006 Plan. The Board of Directors may terminate or amend the 2006 Plan at any time and for any reason. The 2006 Plan shall terminate in any event ten years after its effective date of June 6, 2006. The exercise price of each stock option is based on and may not be less than 100% of the fair market value of its common stock on the date of grant. The fair market value is generally determined as the closing price of its common stock on the date of the grant. The term of each stock option is fixed by the Compensation Committee and may not exceed 10 years from the date of grant. The Compensation Committee determines the vesting requirements of the grant which may be accelerated by the Compensation Committee.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on a number of factors including historical volatility of the Company’s common stock, the Company’s market capitalization, current options trading in the marketplace and other fair value related factors. The Company uses a simplified method of estimating the expected term where the expected term equals the average of the vesting period and contractual term. The forfeiture rate is estimated based on the length of time it takes for the option of share grant to vest. Historical forfeiture rates have been near nil due to the short vesting period of past grants, but grants issued during 2006 have vesting periods as long as three years. Estimated forfeiture rates for grants vesting within one year, two years and three years, is nil, 10% and 20%, respectively. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
The fair value of options issued during the years ended December 31, 2006, 2005 and 2004 were determined the following assumptions:

	2006		2005		2004
Expected volatility	50%		50-75%		78-79.9%
Expected option term	1-4.5	years	2.5-5	years	3-5	years
Weighted-average risk-free interest rate	4.7%		4.1%		3.3%
Forfeiture rate	0-20%		—		—

Stock Options
Stock option activity during 2006, 2005 and 2004 was as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Outstanding — beginning of the year	1,757,526	$1.77	1,499,526	$2.01	1,343,026	$1.89
Grants	1,519,526	$1.02	480,000	$0.79	373,000	$1.92
Exercises	—	—	(10,000)	$0.66	(165,500)	$1.17
Forfeitures	(480,000)	$2.00	—	—	(1,000)	$1.15
Expirations	(216,526)	$1.48	(212,000)	$1.29	(50,000)	$1.00

Outstanding — end of the year	2,580,526	$1.30	1,757,526	$1.77	1,499,526	$2.01

Exercisable — end of the year	1,995,526	$1.42	1,627,526	$1.84	1,419,526	$1.85

During 2006, there was $333,100 of compensation expense recognized related to options including $20,300 related to compensation expense from the adoption of FAS 123R. The weighted-average remaining contractual lives of the outstanding and exercisable options as of December 31, 2006 were 3.7 and 3.2 years, respectively. The aggregate intrinsic values of the outstanding and exercisable options as of December 31, 2006 were $47,200 and $34,700, respectively, based on a $0.84 market price per share. The weighted-average grant-date fair value of stock options granted during 2006, 2005 and 2004 was $0.33, $0.39 and $1.14 per option or total fair value of $506,600, $185,100 and $427,100, respectively. As of December 31, 2006, there was $174,400 of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.8 years.
Stock Grants
Stock grant activity during 2006 was as follows:

		Weighted-
		Average	Total
	Amount	Price	Fair Value
Nonvested — beginning of the year	—	$—	$—
Grants	386,429	$0.96	$372,100
Vested	(183,929)	$1.00	$(183,150)
Forfeitures	—	$—	$—

Nonvested — end of year	202,500	$0.93	$188,950

Under the old plans only stock options were allowed to be granted and therefore there was no stock grant activity during 2005 or 2004. As of December 31, 2006, a total of $193,700 was recognized as compensation expense from share grants and there was $169,400 of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.4 years.
16. Earnings per Share:
The Company computes EPS by applying the provisions of SFAS No. 128, Earnings per Share. Because the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock, stock grants and convertible debentures, in 2006, 2005, and 2004 that were not included in the computation of diluted EPS because the effect would be antidilutive were 11,930,200, 6,813,600 and 6,040,000, respectively.
17. Recently Issued Financial Accounting Standards:
The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.
In October 2006, the FASB issued FAS 123(R)-5, Amendment of FASB Staff Position (“FSP”) FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP has no effect on our financial reporting.
In September 2006, FASB No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. We are currently determining the effect of this Statement on our financial reporting.
In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. These amendments are effective for filings for fiscal years ending on or after December 15, 2006. The effect these amendments have been incorporated into our financial reporting.
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

18. Selected Quarterly Financial Data (Unaudited):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$593,300	$413,100	$2,400	$261,500
Operating loss (1) (2) (3)(4)(5)	$(1,096,900)	$(1,252,400)	$(1,444,300)	$(1,319,300)
(Loss) gain before cumulative effect of change in accounting principle	$(382,100)	$(1,370,200)	$(1,201,200)	$383,900
Net loss	$(382,100)	$(1,370,200)	$(1,201,200)	$209,200
Inventory write down (1)	$—	$(17,600)	$—	$—
Net loss per share	$(0.01)	$(0.03)	$(0.03)	$—

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,002,200	$1,137,200	$914,200	$1,086,700
Operating loss (1) (2) (3)	$(2,299,400)	$(11,027,200)	$(644,200)	$(2,042,400)
Net loss (1) (2) (3)	$(2,307,900)	$(10,977,100)	$(611,400)	$(1,751,400)
Inventory write down (1)	$(128,200)	$(14,900)	$—	$—
Net loss per share	$(0.08)	$(0.32)	$(0.02)	$(0.04)
Pro forma net loss per share (4)	$(0.08)	$(0.32)	$(0.02)	$(0.05)

(1)	The write downs of inventories in 2006 and 2005 were a result of high unit costs of production resulting from declining production levels as the leach pad is being reclaimed.

(2)	Includes change in estimate for asset retirement obligation for the fourth quarter of 2006 and 2005 of ($14,000) and $1,383,300, respectively.

(3)	Includes the second quarter 2005 write down of the McDonald leases of $9,242,100.

(4)	As if the Company had determined compensation cost for its stock option plans under the provisions of SFAS No. 123.

(5)	Includes gain of $340,600 for release of liability for the asset retirement obligation relating to drill holes at the McDonald Project involved in the Newmont asset exchange.
19. Subsequent Events:
In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in the State of Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Kendall Mine ceased operations in 1996. In February 2007 we entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company has accrued $343,700 as of December 31, 2006 for the Company’s share of the estimated total settlement value of the suit.
Certain bonds have been issued aggregating $4.2 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2006, the surety held the following collateral for such bonds: (1) cash in the amount of $0.2 million; (2) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana.

In 1999, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements.
The Montana DEQ agreed to release $0.5 million of reclamation bonds for the McDonald Gold Property. This cash will be reclassed from long term restricted cash to cash and cash equivalents in the consolidated balance sheets as of March 31, 2007.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Effective for the reporting year ended December 31, 2006 we are not an accelerated filer and not required to provide a report of management on our internal control over financial reporting.
There have been no changes in our internal control over financial reporting for the period ended December 31, 2006 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
ITEM 9B OTHER INFORMATION
Certain bonds have been issued aggregating $4.2 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At December 31, 2006, the surety held the following collateral for such bonds: (1) cash in the amount of $0.2 million; (2) a bank Letter of Credit in the amount of $0.2 million which is collateralized with cash; and (3) a security interest in 28,000 acres of real property mineral interests in Montana.
In 1999, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has not made any deposits to date and on February 26, 2007, the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The surety has requested that the Company provide them with $1.5 million in cash no later than March 12, 2007. The surety’s request does not represent an expense to the Company and we have the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements.

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” included in Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this item appears under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Officers,” “Compensation of Directors,” and “Change in Control Arrangement” included in the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” included in the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption “Certain Relationships and Related Transactions” included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in the Annual Report on Form 10-K.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption “Relationship with Independent Accountants” and “Audit Fees” included in the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:
(1)	Financial Statements (included in Item 8 of this Report)
•	Report of Independent Accountants

•	Consolidated Balance Sheets – December 31, 2006 and 2005

•	Consolidated Statements of Operations – Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005, and 2004

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.
(3)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-11887), and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

4.2	Rights Agreement, dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc., as Rights Agent (filed as Exhibit 4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 27, 1997, and incorporated herein by reference)

4.3	Form of Stock Purchase Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated herein by reference)

4.4	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.5	Form of Series B Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.6	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.7	Form of Subscription Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated herein by reference)

4.8	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION
4.9	Form of Amendment to Subscription Agreement, dated June 30, 2006, between Canyon Resources Corporation and each Investors party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on July 7, 2006, and incorporated herein by reference)

4.10	Form of Convertible Subordinated Debenture (filed as Exhibit 4.5 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11887), and incorporated herein by reference)

10.1†	Change of Control Agreements, dated December 6, 1991, between Canyon Resources Corporation and Richard H. De Voto and Gary C. Huber (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 001-11887), and incorporated herein by reference)

10.2	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (filed as Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 1997, and incorporated herein by reference)

10.2.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (filed as Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11887), and incorporated herein by reference)

10.3†	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 001-11887) on October 17, 2006, and incorporated herein by reference)

10.4†	Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.1 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.5†	Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.2 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.6†	Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.7†	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.8†	Form of Incentive Stock Option Agreement relating to Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.9†	Form of Non-Qualified Stock Option Agreement relating to Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.4 to Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.10†	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11887), and incorporated herein by reference)

10.11*	Asset Exchange Agreement, dated December 29, 2006, between Canyon Resources Corporation and Newmont Mining Corporation

14.1	Code of Business Conduct and Ethics (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-11887) on April 29, 2004, and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2*	Consent of WLR Consulting, Inc.

23.3*	Consent of Practical Mining LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON RESOURCES CORPORATION

Date: March 2, 2007	By :	/s/ James K. B. Hesketh

James K. B. Hesketh
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on by the following persons in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date
/s/ James K. B. Hesketh	President and Chief Executive Officer	March 2, 2007
James K. B. Hesketh	and Director (Principal Executive Officer)

/s/ David P. Suleski	Vice President and Chief Financial	March 2, 2007
David P. Suleski	Officer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Richard H. De Voto	Director	March 2, 2007
Richard H. De Voto

/s/ Leland O. Erdahl	Director	March 2, 2007
Leland O. Erdahl

/s/ David K. Fagin	Director	March 2, 2007
David K. Fagin

/s/ Ronald D. Parker	Director	March 2, 2007
Ronald D. Parker

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-11887), and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-130692) on February 24, 2006, and incorporated herein by reference)

4.2	Rights Agreement, dated March 20, 1997, between Canyon Resources Corporation and American Securities Transfer & Trust, Inc., as Rights Agent (filed as Exhibit 4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 27, 1997, and incorporated herein by reference)

4.3	Form of Stock Purchase Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated herein by reference)

4.4	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.5	Form of Series B Warrant to Purchase Common Stock (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.6	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.7	Form of Subscription Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 16, 2005, and incorporated herein by reference)

4.8	Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on December 2, 2005, and incorporated herein by reference)

4.9	Form of Amendment to Subscription Agreement, dated June 30, 2006, between Canyon Resources Corporation and each Investors party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on July 7, 2006, and incorporated herein by reference)

4.10	Form of Convertible Subordinated Debenture (filed as Exhibit 4.5 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11887), and incorporated herein by reference)

10.1†	Change of Control Agreements, dated December 6, 1991, between Canyon Resources Corporation and Richard H. De Voto and Gary C. Huber (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 001-11887), and incorporated herein by reference)

10.2	Purchase Agreement dated September 25, 1997, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, and CR Montana Corporation and Canyon Resources Corporation (filed as Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on October 9, 1997, and incorporated herein by reference)

10.2.1	Second Amendment and Supplement to Purchase Agreement dated September 17, 1999, between Phelps Dodge Corporation, acting through its division, Phelps Dodge Mining Company, CR Montana Corporation and Canyon Resources Corporation, and Seven-Up Pete Joint Venture (filed as Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11887), and incorporated herein by reference)

10.3†	Form of Change of Control Agreements between Canyon Resources Corporation and certain of its Executive Officers and a Schedule of such Agreements (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 001-11887) on October 17, 2006, and incorporated herein by reference)

10.4†	Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.1 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

10.5†	Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 99.2 to Company’s Registration Statement on Form S-8 (File No. 333-120534) on November 16, 2004, and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION
10.6†	Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.7†	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.8†	Form of Incentive Stock Option Agreement relating to Amended and Restated Incentive Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.9†	Form of Non-Qualified Stock Option Agreement relating to Amended and Restated Non-Qualified Stock Option Plan of Canyon Resources Corporation (filed as Exhibit 10.4 to Company’s Current Report on Form 8-K (File No. 001-11887) on June 12, 2006, and incorporated herein by reference)

10.10†	Converse Uranium Project, Exploration, Development and Mine Operating Agreement, effective as of January 23, 2006, between Canyon Resources Corporation and New Horizon Uranium Corporation (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11887), and incorporated herein by reference)

10.11*	Asset Exchange Agreement, dated December 29, 2006, between Canyon Resources Corporation and Newmont Mining Corporation

14.1	Code of Business Conduct and Ethics (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-11887) on April 29, 2004, and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2*	Consent of WLR Consulting, Inc.

23.3*	Consent of Practical Mining LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan or arrangement