Form 10-Q
period 2007-03-31
CANYON RESOURCES CORP
filed 2007-05-09
CIK 739460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,133,825 shares of the Company’s common stock were outstanding as of May 4, 2007.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Three Months ended March 31, 2007

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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2006.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$572,600	$1,513,700
Short term investments	1,500,000	2,500,000
Accounts receivable	38,300	47,300
Metal inventories	85,100	47,300
Prepaid insurance	76,900	171,700
Other current assets	172,200	146,800

Total current assets	2,445,100	4,426,800

Property, plant and mine development, net	8,962,600	8,719,800
Restricted cash	3,204,300	3,431,300
Other noncurrent assets	251,200	246,700

Total assets	$14,863,200	$16,824,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$404,900	$659,000
Asset retirement obligations	1,132,400	1,180,100
Payroll liabilities	141,500	171,700
Legal settlement accrual	206,200	343,700
Other current liabilities	30,400	37,800

Total current liabilities	1,915,400	2,392,300

Notes payable	825,000	825,000
Capital leases	61,100	65,800
Asset retirement obligations	2,960,000	3,021,400

Total liabilities	5,761,500	6,304,500

Commitments and contingencies (note 10)
Common stock ($.01 par value) 100,000,000 shares authorized; issued and outstanding: 44,161,800 at March 31, 2007, and 44,161,800 at December 31, 2006	441,600	441,600
Capital in excess of par value	140,331,100	140,266,900
Retained deficit	(131,671,000)	(130,188,400)

Total stockholders’ equity	9,101,700	10,520,100

Total liabilities and stockholders’ equity	$14,863,200	$16,824,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
REVENUE
Sales	$67,200	$593,300

EXPENSES
Cost of sales	60,400	453,600
Depreciation, depletion and amortization	11,100	8,900
Selling, general and administrative	887,600	867,800
Exploration	572,500	309,100
Accretion expense	41,900	50,800
Loss on asset disposals	35,100	—

	1,608,600	1,690,200

Operating loss	(1,541,400)	(1,096,900)

OTHER INCOME (EXPENSE)
Interest income	73,800	57,700
Interest expense	(15,200)	(13,000)
Gain on sale of securities	—	816,000
Loss on derivative instruments	—	(145,900)
Other	200	—

	58,800	714,800

Net loss	$(1,482,600)	$(382,100)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Basic and diluted weighted-average shares outstanding	44,161,800	38,320,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital		Total
	Number of	At Par	in Excess	Retained	Stockholders’
	Shares	Value	of Par Value	Deficit	Equity
Balances, January 1, 2007	44,161,800	$441,600	$140,266,900	$(130,188,400)	$10,520,100

Share-based compensation	—	—	64,200	—	64,200
Net loss	—	—	—	(1,482,600)	(1,482,600)

Balances, March 31, 2007	44,161,800	$441,600	$140,331,100	$(131,671,000)	$9,101,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,482,600)	$(382,100)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	11,100	8,900
Loss on asset dispositions	35,100	—
Gain on sale of securities	—	(816,000)
Share based compensation expense	64,200	100,300
Loss on derivative instruments	—	145,900
Accretion of asset retirement obligation	41,900	50,800
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,000	(3,300)
(Increase) decrease in inventories	(37,800)	47,500
Decrease (increase) in prepaid and other assets	64,900	(2,200)
(Decrease) in accounts payable and accrued liabilities	(280,400)	(231,000)
(Decrease) in asset retirement obligations	(151,000)	(322,300)
Decrease (increase) in restricted cash	227,000	(52,600)

Total adjustments	(16,000)	(1,074,000)

Net cash used in operating activities	(1,498,600)	(1,456,100)

Cash flows from investing activities:
Purchases and development of property and equipment	(437,800)	(447,100)
Redemption of short term investments	1,000,000	—
Proceeds from sale of securities	—	816,000

Net cash provided by investing activities	562,200	368,900

Cash flows from financing activities:
Payments on capital lease obligations	(4,700)	(1,400)

Net cash used in financing activities	(4,700)	(1,400)

Net decrease in cash and cash equivalents	(941,100)	(1,088,600)
Cash and cash equivalents, beginning of period	1,513,700	5,649,200

Cash and cash equivalents, end of period	$572,600	$4,560,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)
Supplemental disclosures of cash flow information:

	Three Months Ended March 31,
	2007	2006
Interest paid	$15,200	$13,000
Income taxes paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Nature of Operations and Liquidity:
Canyon Resources Corporation, a Delaware corporation, is a Colorado-based company, which was organized in 1979 to explore, acquire, develop, and mine precious metals, uranium and other mineral properties. References to “Canyon Resources”, “Canyon”, and the “Company”, mean Canyon Resources Corporation and all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation, or any one or more of them, as the context requires. Canyon is a reporting company on the American Stock Exchange (“AMEX”).
The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties.
The Company has gold production operations in the western U.S., and conducts exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Canyon’s exploration and development efforts emphasize precious metals (gold, silver and uranium), but base metals and industrial minerals may also be considered. The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies.
The Company’s primary focus continues to be on re-starting the Briggs Mine located in southeastern California, where the Company successfully increased the total mineralized material through both drilling and acquisitions. The drilling completed during 2006 and the first quarter of 2007 at and around the Briggs Mine highlighted its previously underdeveloped underground potential and increased the size and confidence of the Cecil R satellite deposit. The Briggs feasibility study is complete which resulted in open pit and underground reserves. Canyon is evaluating its options regarding the production or monetization of the Briggs assets.
The Kendall Mine, located near Lewistown, Montana, continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and re-contouring the leach pads and pit areas.
Recent development activities at our Reward Project included diamond core drilling, the initiation of permitting and the beginning of a feasibility study. Exploration activities during the first quarter were related to infill and step-out drilling around the Briggs Mine and geotechnical (diamond core) drilling at the Reward Project. The Company expects that our joint venture partner in the Converse and Sand Creek Uranium Joint Ventures will continue to drill the known uranium structures in Wyoming in the second and third quarters of 2007.
The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, revenue from operations, asset sales and cash raised from financing activities. The Company’s liquidity may be negatively impacted by the decreasing residual gold production from rinsing the heap leach pads at the Briggs Mine. During 2006 this residual gold production was the only internal source of cash flow other than asset sales.
The Company is continually evaluating business opportunities such as joint ventures, mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, and to provide a future source of funds for growth. While the Company believes it will be able to finance its continuing activities and the possible re-start of the Briggs Mine, there are no assurances of success in this regard or in its ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, the Company’s ability to operate would be adversely impacted.
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
Short term investments are primarily auction rate certificates that are classified as available-for-sale securities with purchases and sales reflected in the consolidated statements of cash flows as investing activities.
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
3. Restricted Cash:
Restricted cash related to the following properties were as follows:

	March 31,	December 31,
	2007	2006
Kendall reclamation project	$2,294,700	$2,401,300
Briggs Mine	823,400	442,900
Seven-Up Pete Joint Venture	52,500	553,400
Reward Project	33,700	33,700

	3,204,300	3,431,300

Current portion	—	—

Noncurrent portion	$3,204,300	$3,431,300

Restricted cash related to the Kendall reclamation project consisted of (i) $2.1 million held directly by the Montana Department of Environmental Quality (“DEQ”); and (ii) $0.2 million is sequestered by court order in connection with the sale proceeds of a portion of the Kendall property. The decrease from December 31, 2006 was due to a partial settlement of a pending lawsuit. See Note 10(d).
Restricted cash related to the reclamation bonds at the Briggs Mine and nearby satellite deposits consisted of (i) a fully cash collateralized $0.2 million bank Letter of Credit benefiting the surety; (ii) $0.4 million cash held directly by the bond surety, and (iii) $0.2 million of other cash on deposit with the Inyo County. The increase from December 31, 2006 was due to a $0.3 million collateral deposit with the surety and a $0.1 million inflation adjustment paid to Inyo County.
Restricted cash related to the Seven-Up Pete Joint Venture consists of cash held directly by the Montana DEQ for reclamation of exploration activities controlled by the Seven-Up Pete Joint Venture. The decrease from December 31, 2006 was due to the Company being reimbursed $0.5 million related to the McDonald property that was transferred to a third party.
Restricted cash related to the Reward Project consists of a cash bond held by the Bureau of Land Management (“BLM”) for environmental reclamation regarding exploration activities.

4. Metal Inventories:
Metal inventories consisted of doré gold of $85,100 and $47,300 as of March 31, 2007 and December 31, 2006, respectively. The Company had no write downs of its metal inventory at the Briggs Mine to net realizable value during the first quarters of 2007 and 2006.
Briggs inventory included general and administrative expenses of approximately $55,700 and $21,100 as of March 31, 2007 and December 31, 2006, respectively.
5. Property, Plant and Mine Development:
The following is a summary of property, plant and mine development:

		As of March 31, 2007
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$5,984,300	$4,040,600	$1,943,700
Mine development	UOP(a)	1,894,600	—	1,894,600
Mineral interest	UOP	8,745,900	3,820,900	4,925,000
Asset retirement cost	UOP	199,300	—	199,300

		$16,824,100	$7,861,500	$8,962,600

(a)	UOP is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.

		As of December 31, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$6,004,800	$4,047,200	$1,957,600
Mine development	UOP(a)	1,637,900	—	1,637,900
Mineral interest	UOP	8,745,900	3,820,900	4,925,000
Asset retirement cost	UOP	199,300	—	199,300

		$16,587,900	$7,868,100	$8,719,800

The year-to-date increase in property, plant and mine development was due primarily to the $0.3 million increase in mine development expenditures at Briggs, where the Company began capitalizing the direct costs of developing mining operations since January 1, 2006.
6. Asset Retirement Obligations:
The asset retirement obligations reconciliation from the beginning of the year to March 31, 2007 is as follows:

Balance, December 31, 2006	$4,201,500
Settlement of liabilities	(151,000)
Accretion expense	41,900

Balance, March 31, 2007	4,092,400
Current portion	1,132,400

Noncurrent portion	$2,960,000

7. Notes Payable:
The notes payable reconciliation from the beginning of the year to March 31, 2007 is as follows:

Balance, December 31, 2006	$825,000
Conversions / retirements	—

Balance, March 31, 2007	825,000
Current portion	—

Noncurrent portion	$825,000

The uncollateralized debentures require quarterly interest payments of 6% per year, and the holders have the right to convert principal to common stock of the Company, subject to adjustments for stock splits, reverse splits, and changes of control, at any time at a conversion rate of $1.38 per share of common stock.
Interest expense for the first quarter was approximately $12,200 none of which was capitalized.
8. Outstanding Warrants:
A summary of the outstanding warrants as of March 31, 2007 is as follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	281,000	1.5 years	$0.77
$1.01-$1.50	7,155,729	1.7 years	$1.30
$1.51-$2.16	2,199,836	0.2 years	$2.16

Total/average	9,636,565	1.3 years	$1.48

The Company adopted FASB Staff Position (“FSP”) EITF 00-19-2 on October 1, 2006, and recorded a cumulative-effect adjustment loss of $174,800 that was shown as a separate line on the consolidated statements of operations for the year ended December 31, 2006. The measurement of the contingent warrant liability related to registration payment arrangements as of March 31, 2007 and December 31, 2006 is nil and nil, respectively, under the provisions of FASB Statement No. 5.
9. Equity Transactions:
The Board of Directors adopted a new Stockholder Rights Plan (the “rights plan”) that became effective on March 23, 2007. Canyon Resources’ former rights plan, adopted in 1997, expired on March 20, 2007. The rights plan is designed to protect all stockholders of the Company against potential acquirers who may pursue coercive or unfair tactics aimed at gaining control of the Company without paying all stockholders of the Company a full and fair price.
In implementing the rights plan, the Board of Directors has declared a dividend of one common stock purchase right for each outstanding share of the Company’s common stock held of record as of the close of business on April 16, 2007. Each right initially would entitle the holder thereof to purchase one share of common stock. The rights will expire on March 23, 2017. The distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive or affect our reported per share results.
Under the plan, the preferred purchase rights generally become exercisable upon the acquisition of 20% or more of the Company’s outstanding common stock, unless the Board of Directors redeems the rights. If exercised, all holders of rights, other than the acquiring person or group, would be entitled to acquire shares of the Company’s common stock at a 50% discount to the then-current market price. In addition, if the rights become exercisable and the Company is acquired in a merger, each right would entitle the holder to purchase shares of the acquiring company at a 50% discount to the then-current market price.
10. Commitments and Contingencies:
(a)	Kendall Mine Reclamation

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (“EIS”) was needed for completion of remaining reclamation at Kendall. The Montana DEQ has yet to complete its work on this EIS. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2.1 million in an interest bearing account with the DEQ for reclamation at the Kendall Mine which is currently ongoing. The Company has spent approximately $11.5 million on Kendall mine reclamation from 1991 through the first quarter ended March 31, 2007.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). The Company has posted cash and reclamation bonds with these agencies in the amount of $4.3 million of which $4.2 million are reclamation bonds supported by a surety. In March 2007, the Company posted a $0.1 million cash reclamation bond with the County as an inflation adjustment. All surety bonds are subject to annual review and adjustment.

In 1999, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. In addition, the Company agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company has made a $0.3 million deposit in March 2007, after the Company received notice from the surety that Canyon is in default of its obligations under the collateral agreement. The Company continues to be in negotiations with the surety regarding the timing and the form of collateral. The surety’s request does not represent an expense to the Company and the Company has the available cash and investments to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. The Company is reviewing its rights under the bond and collateral agreements and is in negotiations with the surety to reach an acceptable rescheduling of the deposit requirements. If an acceptable rescheduling cannot be agreed to, the surety company could seek to sue the Company to deposit the collateral under the collateral agreement with the surety. In April 2004, the Company ceased active mining at Briggs due to lack of development and began reclamation activities. The Company has spent approximately $4.0 million on Briggs reclamation from 2004 through the first quarter ended March 31, 2007. The Company has not requested release of liability for completion of certain reclamation tasks due to uncertainties related to the potential re-start of Briggs that may re-disturb portions of past reclamation activities.

(c)	McDonald Gold Project

Phelps Dodge, a wholly-owned subsidiary of Freeport-McMoRan Copper & Gold Inc., retains a one-third interest in any proceeds which may be received from the currently active takings lawsuit with the State of Montana. The Montana lawsuit was filed to recover value lost due to changes in the mining law and the cancellation of mineral leases related to our wholly-owned Seven-Up Pete Joint Venture’s interest in the McDonald Gold Project.

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

In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company’s share of the settlement was $0.1 million and has a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of March 31, 2007.

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Kendall Mine plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands unrelated to the CR Kendall Corporation or its operation, but also in western Montana. In October 2002, the Court issued a Supplemental Order which sequesters any proceeds realized from the auction until such time as the lawsuit is concluded. As of March 31, 2007, $0.2 million is held by the Court as required by the Order. The Company’s share of the above mentioned settlement was paid out of the funds held by the Court.
11. Fair Value of Financial Instruments:
The estimated fair values of the Company’s financial instruments approximate carrying values at March 31, 2007, and December 31, 2006. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Cash Equivalents, Receivables, Short-term Investments and Restricted Cash: Carrying amounts approximate fair value based on the short-term maturity of those instruments.
Long-term Debt: Carrying values approximate fair values based on discounted cash flows using the Company’s current rate of borrowing for a similar liability.
12. Income Taxes:
The Company has not recorded a tax benefit for the current period as the realization is not likely during the year. The benefit is not expected to be realizable as a deferred tax asset as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities. There was no impact from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
13. Share-Based Compensation:
The Company recorded $0.1 million of compensation expense during the three months ended March 31, 2007, none of which was capitalized. All of the share-based compensation expense was recorded as selling, general and administrative costs in the consolidated statements of operations.
On June 6, 2006, the Company’s shareholders approved the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) to provide more flexibility in the compensation of key personnel. All outstanding stock options under the old plans, the Amended and Restated Incentive Stock Option Plan and the Amended and Restated Non-Qualified Stock Option Plan, will remain active until all the options under those plans either expire or are exercised; however, no new options may be granted under such plans. As of March 31, 2007, there were 1.4 million and 1.6 million underlying shares outstanding under the old plans and the 2006 Plan, respectively, and 3.4 million underlying shares available for future issuance under the 2006 Plan.

The 2006 Plan is administered by the Compensation Committee of the Board of Directors consisting entirely of independent directors. The common stock issued or to be issued under the 2006 Plan consists of 5.0 million authorized shares and treasury shares. If any shares covered by an award are not purchased or are forfeited, the shares will again be available for future awards under the 2006 Plan. Directors and employees of, or consultants to, the Company or any of its affiliates are eligible to participate in the 2006 Plan. The Board of Directors may terminate or amend the 2006 Plan at any time and for any reason. The 2006 Plan shall terminate in any event ten years after its effective date of June 6, 2006. The exercise price of each stock option is based on and may not be less than 100% of the fair market value of its common stock on the date of grant. The fair market value is generally determined as the closing price of its common stock on the date of the grant. The term of each stock option is fixed by the Compensation Committee and may not exceed 10 years from the date of grant. The Compensation Committee determines the vesting requirements of the grant which may be accelerated by the Compensation Committee.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on a number of factors including historical volatility of the Company’s common stock, the Company’s market capitalization, current options trading in the marketplace and other fair value related factors. The Company uses a simplified method of estimating the expected term where the expected term equals the average of the vesting period and contractual term. The forfeiture rate is estimated based on the length of time it takes for the option or share grant to vest. Historical forfeiture rates have been near nil due to the short vesting period of past grants, but grants issued during 2006 have vesting periods as long as three years. Estimated forfeiture rates for grants vesting within one year, two years and three years, are nil, 10% and 20%, respectively. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
The fair value of options issued during the three months ended March 31, 2007 and 2006 were determined based on the following assumptions:

	2007	2006
Expected volatility	—	50%
Expected option term	—	2.5-3.0 years
Weighted-average risk-free interest rate	—	4.3%-4.5%
Forfeiture rate	—	—
Stock Options
Stock option activity during the three months ended March 31, 2007 and 2006 were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of the year	2,580,526	$1.30	1,757,526	$1.77
Grants	—	—	350,000	$0.84
Exercises	—	—	—	—
Forfeitures	—	—	(145,000)	$1.94
Expirations	—	—	—	—

Outstanding — end of the period	2,580,526	$1.30	1,962,526	$1.59

Exercisable — end of the period	2,095,526	$1.38	1,782,526	$1.67

For the three months ended March 31, 2007, there was $30,200 of compensation expense recognized related to options. The weighted-average remaining contractual lives of the outstanding and exercisable options as of March 31, 2007 were 3.5 and 3.0 years, respectively. The aggregate intrinsic values of the outstanding and exercisable options as of March 31, 2007 were $900 and $900, respectively, based on a $0.67 market price per share. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 and 2006 were nil and $0.31 per option or total fair value of nil and $0.1 million, respectively. As of March 31, 2007, there was $0.1 million of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Grants
Stock grant activity during the three months ended March 31, 2007 was as follows:

Weighted-
		Average	Total
	Amount	Price	Fair Value
Nonvested — beginning of the year	202,500	$0.93	$188,950
Grants	—	—	—
Vested	—	—	—
Forfeitures	—	—	—

Nonvested — end of period	202,500	$0.93	$188,950

There was no stock grant activity during the three months ended March 31, 2007. For the three months ended March 31, 2007, a total of $34,000 was recognized as compensation expense from amortization of previous share grants and there was $0.1 million of total unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years. As of March 31, 2007, there were 0.4 million shares granted under the 2006 Plan net of forfeitures.
14. Earnings per Share:
The Company computes EPS by applying the provisions of SFAS No. 128, Earnings per Share. Because the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock, stock grants and convertible debentures, in the three months ended March 31, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 12.8 million and 10.4 million, respectively.
15. Recently Issued Financial Accounting Standards:
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company expects to adopt SFAS No. 159 on January 1, 2008 and the Company does not expect a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company expects to adopt SFAS No. 157 on January 1, 2008 and The Company does not expect a significant impact on the consolidated financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of the First Quarter 2007 and Future Outlook
What did we spend cash on during the quarter?
We ended the quarter with $2.1 million of unrestricted cash and short term investments. The $1.5 million of short term investments consist of auction rate certificates that have maturities ranging from seven to 28 days. Cash used in operations during the first quarter of 2007 amounted to $1.5 million and capital spending at the Briggs Mine totaled $0.4 million. Significant uses and sources of cash from operations are summarized as follows:
•	Selling, general and administrative spending amounted to approximately $0.8 million.

o Includes holding costs at the Briggs Mine of $0.3 million.

•	Exploration spending amounted to $0.6 million.

•	$0.4 million was reclassed to restricted cash for funding an inflation adjustment to our reclamation bonds and for additional bond collateral, offset by the return of $0.5 million of restricted cash from the reduction of reclamation liabilities related to the former McDonald Project.

•	Asset retirement obligation spending amounted to $0.2 million primarily for the Kendall Mine operations and continued leach pad dewatering at the Briggs Mine.
What are our results of operation?
During the first quarter of 2007, we had no significant gold production or sales. Further gold production and sales during 2007 is expected to be insignificant until we have made a determination of our options regarding the possible re-start of production or monetization of the Briggs assets. We continue to evaluate our production options including beginning operations as an underground mine to develop initial cash flow and to provide access for further exploration on the Goldtooth structure.
What have we done to increase shareholder value?
We are continuing to evaluate the best method to monetize the Briggs reserves and mineralized material to provide a cash flow opportunity without causing significant dilution of our existing shareholders. During the first quarter we continued to explore the Briggs underground potential by increasing the drilled extent of the Goldtooth fault to 4,900 feet. Through surface sampling and reconnaissance we have tracked the Goldtooth fault for a distance of nearly six miles. We have the possibility to develop an underground drift primarily through ore along the Goldtooth fault in order to generate cash flows from ore production and provide good access for further exploration and development.
We have completed the Briggs Mine feasibility study and established both open pit and underground reserves. The potential development of these initial reserves may provide us with the cash flows and the production base necessary to increase shareholder value and grow the Company. See “How is the Briggs re-start going?” and “What progress have we made on the Briggs satellite deposits?”
The Reward Project continues to grow in size and quality and we are making progress on the permitting process and hope to have the project permitted during 2007. See “What progress have we made on the Reward Project?”
Our uranium joint ventures began drilling in late 2006 and will continue to drill in the second quarter of 2007. The initial results were promising and we hope to make significant progress during 2007 in locating an economic uranium ore body. See “What is happening on our uranium joint ventures?”
During the first quarter of 2007 as part of the Newmont Exchange Agreement completed at the end of 2006 we were returned $0.5 million of restricted cash related to the release of McDonald reclamation bonds.
Our Board of Directors adopted a new Stockholder Rights Plan (the “rights plan”) that became effective on March 23, 2007. The rights plan is designed to protect our stockholders against potential acquirers who may pursue coercive or unfair tactics aimed at gaining control of us without paying our stockholders a full and fair price. The rights will expire on March 23, 2017. The distribution of rights under the plan will not interfere with our business plans or be dilutive or affect our reported per share results.

How much property and mineralized material do we now control?
Our mining properties and associated in-place mineralized material represent our most important assets. A summary of the property acreages that we control is as follows:

	Fee	Fee
Property/Location	Surface	Mineral	Patented (b)	Unpatented
Briggs Mine — California	—	—	5	3,290
Reward Project — Nevada	—	—	220	1,545
Seven-Up Pete — Montana	—	—	170	1,440
CR Nevada — Nevada	560	840	—	8,040
Industrial Minerals — Montana	—	—	—	210
CR Montana — Montana	—	901,167	—	—
Converse JV — Wyoming (a)	1,856	—	—	3,051
CR Kendall — Montana	—	—	1,085	—

Total acreage	2,416	902,007	1,480	17,576

(a)	Sand Creek JV lands not included in these totals.

(b)	Patented claims are owned fee simple which combine the surface and mineral estates.
A summary of the in-place mineralized material estimated to be contained on the above properties is as follows:

	Mineralized
	Material	Average Gold	Cut-off Gold
Property/Location	(Million Tons)	Grade (opt)	Grade (opt)
Briggs Mine — Inyo County, California	23.60	0.023	0.010
Cecil R — satellite deposit	5.75	0.024	0.015
Mineral Hill — satellite deposit	2.31	0.035	0.015
Suitcase — satellite deposit	0.33	0.052	0.015

	31.99	0.024

Reward Project — Beatty, Nevada	12.74	0.025	0.010
Seven-Up Pete — Lincoln, Montana	17.00	0.035	0.020

Total mineralized material	61.73	0.027

As of December 31, 2006, Briggs’ proven and probable reserves amounted to 130,000 ounces contained in 4.3 million tons at an average gold grade of 0.030 ounces per ton (“opt”). A gold cutoff grade of 0.08 opt was used for underground stope designs and a cutoff grade of 0.013 opt was utilized for open pit estimation and underground development material which must be mined regardless of grade. A $500 gold price was utilized for mine design purposes compared to the first quarter 2007 average gold price of approximately $650 per ounce.
We are constantly evaluating our properties for development. We have completed the feasibility study for the Briggs Mine and are evaluating the best use of our funds and potential financing to increase shareholder value. The Reward Project is in the process of developing a feasibility study which is dependant on acquiring key operating permits, detailed engineering and costing studies. The Seven-Up Pete Project requires significantly more progress before we can update the feasibility study that was completed in 1991. We update our mineralized material estimates from time to time as we conduct additional drilling or as the status of our land positions change.
How is the Briggs re-start going?
We completed the Briggs Mine feasibility studies for both the open pit and underground mining options. These studies demonstrate that re-starting mining operations at the Briggs Mine is economically feasible. Additional upside may be available from the Goldtooth structure which remains open along strike and possibly to depth. The first quarter step-out drilling successfully extended the intercept of gold mineralization on the Goldtooth structure to over 4,900 feet of strike length.
A cash flow analysis was developed for the combined open pit and underground case without consideration of incremental underground reserve development or satellite deposit production. Total operating cash cost is estimated at around $434 per ounce of gold produced over approximately a three year mine life. A lower capital scenario that focuses on the development of the underground potential is currently being considered in order to minimize construction risk and to test dilution impacts. Adequate financing, availability of contract mining and crushing, and the availability of adequately trained personnel are the most significant risk factors that may impact our plans.
What progress have we made on the Briggs satellite deposits?
The Cecil R deposit has in-place mineralized material of 5.75 million tons at an average grade of 0.024 opt using a cutoff grade of 0.015 opt. Metallurgical testwork indicates that a good gold recovery can be expected using heap leach technology.
In July 2006, we acquired the Mineral Hill and Suitcase deposits located within four miles of our Briggs Mine. Evaluation of existing drill-hole and geologic information available for Mineral Hill and Suitcase supports an estimate of in-place mineralized material for Mineral Hill of 2.31 million tons at an average gold grade of 0.035 opt and for Suitcase an estimate of 0.33 million tons at an average grade of 0.052 opt. These estimates utilize a gold cutoff grade of 0.015 opt. Additional drilling would be required to expand or to further validate these results.
These three satellite deposits remain open for potential expansion both along strike and at depth. Through future drilling and feasibility studies, we hope to prove that the mineralized material contained in these deposits can be developed into economic reserves that could be processed at the Briggs Mine facilities to possibly extend the useful life of the operation. Continued exploration and permitting of these deposits will depend upon future allocations from our limited resources of which none is planned in 2007.
What progress have we made on the Reward Project?
Our Reward Project located near Beatty, Nevada, is our highest priority gold project behind Briggs. As the next step towards completing a feasibility study at Reward, we began a diamond core drill program during the first quarter of 2007 designed to justify the use of steeper slope angles in the mine design, which could decrease the strip ratio and improve project economics. This program has subsequently been completed and we are waiting for the results. Our goals for this project are to rapidly complete the feasibility study, establish a reserve estimate, obtain operating permits, and secure necessary approvals for development and financing. Our intent is to place Reward into production as soon as possible to augment the potential production from the Briggs Mine and its satellite deposits.
During 2006, we developed a geologic model and estimate of in-place mineralized material of 12.7 million tons at an average grade of 0.025 opt gold utilizing a cutoff grade of 0.010 opt.
What are our plans for the Seven-Up Pete property?
Our portion of the Seven-Up Pete property contains in-place mineralized material estimated at 17.0 million tons of mineralized material at an average gold grade of 0.035 opt based on a cutoff grade of 0.02 opt. We intend to move this project forward concentrating primarily on the evaluation of flotation or other “non-cyanide” processing techniques. Preliminary testwork utilizing conventional flotation and gravity concentration recovery has returned positive results.
What is happening on our uranium joint ventures?
In the early 1980s, Canyon and its joint venture partners conducted an aggressive exploration program for uranium in the southern Powder River Basin of Wyoming. This program included mapping and drilling that resulted in the discovery of several instances of uranium mineralization. Beginning in 2005 we reacquired land positions in this area through claim staking and leases with property holders.

Canyon entered into the Converse Uranium Joint Venture (“Converse JV”) with New Horizon Uranium Corporation (“New Horizon”) in January 2006. During 2006, the joint venture has been analyzing information provided by Canyon, consolidating land positions, and establishing drill targets around known uranium occurrences. New Horizon has committed to spend $0.2 million, $0.3 million and $0.5 million in each of the first three years respectively to earn their initial equity interest of 50% in the Converse JV. At the time New Horizon earns their initial equity interest we will earn 500,000 shares of New Horizon and a warrant underlying 500,000 more shares exercisable at a 25% premium to New Horizon’s current stock at the time they earn their initial equity interest. New Horizon trades as NHU.V on the Toronto Venture Exchange. New Horizon must expend an additional $1.0 million over the following two years to earn up to a 70% interest in the project and complete a feasibility study to earn a 75% interest. At this time, New Horizon has not met its earn-in hurdles and Canyon still controls 100% interest in the Converse JV.
In August 2006, the Converse JV joined with High Plains Uranium (“High Plains”) to form the Sand Creek Joint Venture (“Sand Creek JV”). Sand Creek JV is owned 70% by the Converse JV and 30% by High Plains. High Plains has been acquired by Energy Metals Corporation. The purpose of these two joint ventures is to combine property positions over a portion of the total Converse JV area of interest and to explore for and potentially develop uranium deposits in an area of known uranium occurrences. The area of interest for the Sand Creek JV covers approximately 92,000 acres, located east and south of Douglas, Wyoming. Canyon will not be required to provide funding until its partners have contributed between $2.0 and $2.8 million of expenditures in these two joint ventures.
In November 2006, a drill program began in the western portion of the Sand Creek JV area and by the end of 2006, 14 holes were completed totaling 10,395 feet. A follow up drill program consisting of approximately 16 drill holes is planned for mid 2007 as an extension of the initial 14 drill holes. The drilling program consisted of wide-spaced, reconnaissance style drilling on five fences of drilling over a strike length of 1.5 miles and with drill hole spacing of 500 to 1,000 feet. Of the 14 drill holes completed to date, 13 holes encountered intercepts of uranium mineralization indicative of a “roll front” style uranium deposit. In addition, the drill holes have provided considerable additional information regarding both the location of a uranium-bearing roll front, its apparent orientation and rock types. Uranium mineralization has been previously identified in sediments of the White River Formation that trends through the Sand Creek JV area.
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
The former McDonald deposit was discovered and drilled by our now wholly-owned Seven-Up Pete Venture (“SPV”). This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching. Cyanide recovery technologies for new open pit gold and silver mines were made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the other co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). On June 8, 2005, the Montana Supreme Court upheld the I-137 initiative and denied that a taking had occurred. This ruling was appealed directly to the U.S. Supreme Court. In February 2006, the U.S. Supreme Court denied us a grant of certiorari. We then reinstated our federal lawsuit in the U.S. District Court for the District of Montana, which later dismissed our taking claims stating, in part, because of a lack of jurisdiction. We have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In 2006, the Company filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.

Liquidity & Capital Resources
It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash, short-term investments and if necessary asset sales. In 2007, we may seek financing for general corporate purposes that may include the re-start of mining operations at the Briggs Mine. We do not have the capital resources sufficient to re-start and operate the Briggs Mine without additional financing. In order to do so, we could seek to obtain funding from multiple sources which might include private equity investments, public equity offering, debt, or asset sales. Based on our current stock price, we do not expect the exercise of options and warrants to be a significant source of funds during 2007.
We expect the old leach solution at Briggs to be evaporated by mid-2007 and any related revenues from gold production will be minimal during 2007. Depending on our mode of operation, the estimated capital requirements would range from $3.0 million to $13.0 million depending on the size and scope of the potential re-start of the Briggs Mine. Once a decision is made and funding is obtained, the project could begin to generate operating cash flow approximately six months from re-start.
We are continually evaluating business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow both to sustain us and to provide future sources of funds for growth. While we believe we will be able to finance our continuing activities and the Briggs re-start plans, there are no assurances of success in this regard or in our ability to obtain additional financing through the capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate could be adversely impacted.
We may also require additional funding to move the Reward Project to feasibility. The source of that funding will most likely be provided by investors in the form of equity or debt, but we may also include equipment financing and possible asset sales or exchanges as additional forms of financing.
Financing Transactions
During the first quarter of 2007 there were no financing transactions and there were no exercises of warrants or options.
On June 2, 2006, we completed a private placement financing that raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of the Company’s common stock and 2.6 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the twenty-day volume weighted average of the closing price of our common stock. In connection with the financing, we paid the placement agent a cash placement agent fee of $0.2 million and 0.5 million warrants plus legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants were not exercisable for a period of six months from the date of closing and had an exercise price of $1.50 and a term of three years.
During 2006, certain outstanding warrants were exercised which resulted in the issuance of 0.3 million shares of common stock and $0.4 million in proceeds were received.
During 2006, 0.3 million shares of restricted common stock were issued to employees of which half vested immediately, 41,429 shares of vested restricted common stock were issued to Directors and 10,000 shares of unvested restricted common stock were granted to non-employee consultants. During 2006 there were no exercises of stock options.
Debt
There are $0.8 million of 6% convertible debentures convertible until March 2011 to common stock at any time at a conversion rate of $1.38 per share of common stock for a total of 0.6 million underlying shares of common stock.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2007 totaled $0.4 million due primarily to the capitalization of development costs at the Briggs Mine.
Outstanding Warrants
Warrants outstanding as of March 31, 2007 were as follows:

	Underlying
Expiration Date	Shares	Exercise Price
June 1, 2007	2,199,836	$2.16
August 31, 2007	50,000	$0.80
March 14, 2008	2,304,726	$1.03
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50

Total/average	9,636,565	$1.48

Surety Bonds
Certain bonds have been issued by a surety company aggregating $4.2 million for the performance of reclamation obligations and other contingent events at the Briggs Mine. At March 31, 2007, the bonds were collateralized with cash in the amount of $0.7 million, including a bank Letter of Credit in the amount of $0.2 million and a security interest in 28,000 acres of real property mineral interests in Montana.
In 1999, we agreed to make additional cash deposits with the surety totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. On February 26, 2007, we received notice from the surety that Canyon is in default of its obligations under the collateral agreement and we are in negotiations with the surety regarding the timing and the form of collateral. We made a $0.3 million deposit to the collateral account in March 2007. The surety’s request does not represent an expense to us and we have the available assets to fund the request. If we funded the entire request in cash rather than with other collateral, it could impact the timing and cost of any future financings. We are reviewing our rights under the bond and collateral agreements. If an acceptable rescheduling cannot be agreed to, the surety company could seek to sue us to deposit the collateral under the collateral agreement with the surety.
Results of Operations – Three Months Ended 2007 versus 2006
We recorded a net loss of $1.5 million, or negative $0.03 per share, on revenues of $0.1 million for the first quarter ended March 31, 2007. This compares to a net loss of $0.4 million, or negative $0.01 per share, on revenues of $0.6 million for the first quarter ended March 31, 2006. The negative variance of $1.1 million in net loss was due primarily to the following factors:
•	Negative variance of $0.1 million in gross margin from gold sales due to the reduction in gold sales and production as a result of the depletion of gold ounces on the leach pad.

•	Negative variance of $0.3 million in exploration costs due to increased drilling activity at Briggs and Reward in the current quarter compared to last year.

•	Negative variance of $0.8 million related to last year’s gain on sales of securities.

•	Positive variance of $0.1 million related to last year’s fair market adjustment due to the increase in warrant liabilities.
For the first quarter ended March 31, 2007, we had gold sales of 100 ounces at an average price of $668. For the comparable period of 2006, we sold 1,045 ounces of gold at an average price of $567. The London PM Fix gold price averaged $650 and $555 per ounce for the first quarter 2007 and 2006, respectively. All of the revenues in 2007 and 2006 were from domestic activities.

The following table summarizes our gold ounces sold and revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Gold sales	100	$668	$67	1,045	$567	$593

			$67			$593

There was no current or deferred provision for income taxes during the first quarter of 2007 or 2006. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2007 and 2006.
Our cost for diesel fuel continues to fluctuate with the market price of oil and diesel fuel is a significant operating and reclamation expense. We expect continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation to have a potential significant impact on continuing operations in the future.
Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	80,800	19,700	61,100	—	—
Operating lease obligations	404,000	110,000	294,000	—	—
Purchase obligations	240,900	240,900	—	—	—
Asset retirement obligations	4,092,400	1,132,400	2,783,100	106,000	70,900

Total	$5,643,100	$1,503,000	$3,138,200	$931,000	$70,900

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
Future gold production at our Briggs Mine would most likely utilize the heap leach process. This process involves the application of leach solutions by drip irrigation to ore stacked on an impervious pad. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars. No leach solutions have been added to the Briggs heap leach system since April 2005.
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

Asset Retirement Obligations: Accounting for Asset Retirement Obligations is based on the guidance of SFAS No. 143 which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate or timing. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s statement of operations.
When a mine is shut down and begins the final reclamation, the Company may decide to record the reclamation liability on an undiscounted basis depending on the time frame and materiality of the expenditures. The asset retirement obligations of the Kendall mine and the Seven-Up Pete Venture are recorded on an undiscounted basis.
Warrant Liability: Warrants issued in connection financing activities until October 1, 2006 were subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability due to a registration payment arrangement, under the old method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in EITF 00-19-2, the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. We adopted EITF 00-19-2 on October 1, 2006 and recorded a change in accounting principal through a non-retrospective cumulative-effect adjustment to the opening balance of retained earnings and to additional paid in capital in the fourth quarter of 2006. The measurement of the contingent liability related to registration payment arrangements as of March 31, 2007, is nil under the provisions of FASB Statement No. 5.
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

Income Taxes: We must use significant judgment in assessing our ability to generate future taxable income to realize the benefit of our deferred tax assets. The deferred tax assets are principally in the form of net operating loss carry forwards. A valuation allowance is to be provided for that fraction of the deferred tax assets that it is more likely than not that the deferred tax asset will not be realized. The “more likely than not” criterion of FAS 109 represents a probability of just over 50%. We currently have a valuation allowance equal to all of our deferred tax assets related to net operating loss carryforwards. There was no impact from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
Potential Litigation Liabilities: We are subject to litigation as the result of our business operations and transactions. We utilize external counsel in evaluating potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, net income may be affected.
Other Matters
Federal Legislation
Legislation has been introduced in prior sessions of the U.S. Congress to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1872. To date, no such legislation has been enacted. The timing and exact nature of any mining law changes cannot presently be predicted; however, we will continue our active role in industry efforts to work with Congress to achieve responsible changes to mining law.
Dividends
Since our inception, no cash dividends have been paid nor do we expect any to be paid for the foreseeable future.
Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect to adopt SFAS No. 159 on January 1, 2008 and we do not expect a significant impact on our consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We expect to adopt SFAS No. 157 on January 1, 2008 and we do not expect a significant impact on our consolidated financial statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Prices
Our future revenues, earnings and cash flow may be strongly influenced by changes in gold and uranium prices, which fluctuate widely and over which we have no control. We may, if market conditions justify, enter into gold or uranium price protection arrangements in the future, if necessary, to ensure that we generate enough cash flows to support our growth and exploration plans and any debt related to project financing. We had no gold or uranium related derivatives outstanding as of March 31, 2007.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of March 31, 2007 we were not at risk related to gold related derivative instruments.
Our future earnings and cash flow may be significantly impacted by changes in the market price of gold, uranium and other commodities. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $272 per ounce in December 2001 and a high of over $700 per ounce in May 2006. We expect gold to be our primary product in the foreseeable future, but we cannot currently reasonably estimate our future production and therefore we cannot comment on the impact that changes in gold prices could have on our projected pre-tax earnings and cash flows over the next year.
Interest Rates
At March 31, 2007, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently, we believe our interest rate risk is minimal except to the extent we might incur new debt.
Foreign Currency
The price of gold is denominated in U.S. dollars, and our current gold production operations and significant properties are located primarily in the U.S. We own foreign mineral rights primarily in the form of royalties which may create foreign currency exposure in the future when, and if, these foreign properties are placed in production.

ITEM 4 CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, are effective based on their evaluation of these controls and procedures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting for the period ended March 31, 2007 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company’s share of the settlement was $0.1 million and has a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of March 31, 2007.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits
4.1	Rights Agreement, effective as of March 23, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 23, 2007, and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: May 9, 2007	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
4.1	Rights Agreement, effective as of March 23, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on March 23, 2007, and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002