Form 10-Q
period 2007-06-30
CANYON RESOURCES CORP
filed 2007-08-13
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,037,824 shares of the Company’s common stock were outstanding as of August 8, 2007.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Six Months ended June 30, 2007

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
The following unaudited consolidated financial statements have been prepared by Canyon Resources Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable SEC rules and regulations.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2006.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$4,758,500	$1,513,700
Short term investments	500,000	2,500,000
Accounts receivable	4,700	47,300
Metal inventories	163,100	47,300
Prepaid insurance	162,200	171,700
Other current assets	117,100	146,800

Total current assets	5,705,600	4,426,800

Property, plant and mine development, net	9,065,500	8,719,800
Restricted cash	3,262,600	3,431,300
Other noncurrent assets	246,200	246,700

Total assets	$18,279,900	$16,824,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$412,700	$659,000
Asset retirement obligations	1,088,200	1,180,100
Payroll liabilities	119,300	171,700
Legal settlement accrual	206,200	343,700
Other current liabilities	22,200	37,800

Total current liabilities	1,848,600	2,392,300

Notes payable	825,000	825,000
Capital leases	55,600	65,800
Asset retirement obligations	2,919,000	3,021,400

Total liabilities	5,648,200	6,304,500

Commitments and contingencies (note 10)
Common stock ($.01 par value) 150,000,000 shares authorized; issued and outstanding: 53,037,800 at June 30, 2007, and 44,161,800 at December 31, 2006	530,400	441,600
Capital in excess of par value	145,133,400	140,266,900
Retained deficit	(133,032,100)	(130,188,400)

Total stockholders’ equity	12,631,700	10,520,100

Total liabilities and stockholders’ equity	$18,279,900	$16,824,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUE
Sales	$—	$413,100	$67,200	$1,006,400

EXPENSES
Cost of sales	—	413,000	60,400	866,600
Depreciation, depletion and amortization	10,600	6,700	21,700	15,600
Selling, general and administrative	1,070,900	770,900	1,958,500	1,638,700
Exploration	299,100	424,100	871,600	733,200
Accretion expense	41,900	50,800	83,800	101,600
Loss on asset disposals	—	—	35,100	—

	1,422,500	1,665,500	3,031,100	3,355,700

Operating loss	(1,422,500)	(1,252,400)	(2,963,900)	(2,349,300)

OTHER INCOME (EXPENSE)
Interest income	76,600	78,600	150,400	136,300
Interest expense	(15,200)	(13,400)	(30,400)	(26,400)
Gain on sale of securities	—	66,200	—	882,200
Loss on derivative instruments	—	(164,600)	—	(310,500)
Other	—	(84,600)	200	(84,600)

	61,400	(117,800)	120,200	597,000

Net loss	$(1,361,100)	$(1,370,200)	$(2,843,700)	$(1,752,300)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Basic and diluted weighted-average shares outstanding	47,176,800	40,000,300	45,677,700	39,165,000

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital		Total
	Number of	At Par	in Excess	Retained	Stockholders’
	Shares	Value	of Par Value	Deficit	Equity

Balances, January 1, 2007	44,161,800	$441,600	$140,266,900	$(130,188,400)	$10,520,100

Share-based compensation amortized	52,500	500	251,900	—	252,400
Stock and warrants issued for cash net of issuance costs of $247,200	8,823,500	88,300	4,614,600	—	4,702,900
Net loss	—	—	—	(2,843,700)	(2,843,700)

Balances, June 30, 2007	53,037,800	$530,400	$145,133,400	$(133,032,100)	$12,631,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,843,700)	$(1,752,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	21,700	15,600
Receivable write-off	—	13,800
Impairment of inventory	—	17,600
Loss on asset dispositions	35,100	—
Gain on sale of securities	—	(882,200)
Share based compensation expense	252,400	279,600
Purchase of short term investments	—	(6,501,800)
Warrant extension cost	—	70,800
Loss on derivative instruments	—	310,500
Accretion of asset retirement obligation	83,800	101,600
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	42,600	(48,100)
(Increase) decrease in inventories	(115,800)	19,400
Decrease in prepaid and other assets	39,700	98,000
Decrease in accounts payable and accrued liabilities	(282,000)	(288,800)
Decrease in asset retirement obligations	(278,100)	(642,700)
Decrease (increase) in restricted cash	168,700	(84,100)

Total adjustments	(31,900)	(7,520,800)

Net cash used in operating activities	(2,875,600)	(9,273,100)

Cash flows from investing activities:
Purchases and development of property and equipment	(572,900)	(875,000)
Redemption of short term investments	2,000,000	—
Proceeds on asset disposition	—	10,000
Proceeds from sale of securities	—	882,200

Net cash provided by investing activities	1,427,100	17,200

Cash flows from financing activities:
Issuance of stock and warrants	4,950,100	5,457,200
Issuance cost	(247,200)	(302,900)
Payments on capital lease obligations	(9,600)	(3,900)

Net cash provided by financing activities	4,693,300	5,150,400

Net increase(decrease) in cash and cash equivalents	3,244,800	(4,105,500)
Cash and cash equivalents, beginning of period	1,513,700	5,649,200

Cash and cash equivalents, end of period	$4,758,500	$1,543,700

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)
Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2007	2006

Interest paid	$30,400	$26,400
Income taxes paid	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Non-cash financing activities:

Issued 30,000 shares for option on the Suitcase/Mineral Hill properties	$—	$30,300
Fair value of amended warrants	$—	$271,700
Issued 535,000 series A warrants related placement agent fee	$—	$219,300
Issued 330,900 series A warrants related placement agent fee	$50,100	$—
Issued 992,600 series B warrants related placement agent fee	$266,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Nature of Operations and Liquidity:
Canyon Resources is a Delaware corporation based in Golden Colorado. Canyon was organized in 1979 to explore, acquire, develop, and mine precious metals, uranium and other mineral properties. References to “Canyon Resources”, “Canyon”, and the “Company”, mean Canyon Resources Corporation and all of the wholly-owned and majority-owned subsidiaries of Canyon Resources Corporation, or any one or more of them, as the context requires. Canyon is a non-accelerated filer and its common stock is listed on the American Stock Exchange (“AMEX”).
The Company is involved in all phases of the mining business from early stage exploration, exploration drilling, development drilling, feasibility studies and permitting, through construction, operation and final closure of mining properties. The Company has gold production operations in the western U.S., and conducts exploration activities in the search for additional valuable mineral properties primarily in the western U.S. Canyon’s exploration and development efforts emphasize precious metals (gold and silver) and uranium, but base metals and industrial minerals may also be considered. The Company has conducted a portion of its mineral exploration and development through joint ventures with other companies.
The Company’s primary focus continues to be on increasing the value of its three core properties of Briggs, Reward and the uranium joint ventures. The Briggs Mine located in southeastern California, has successfully increased the total mineralized material through both drilling and acquisitions. The Company has commissioned a feasibility study for the Reward property that is expected to be completed during the fourth quarter of 2007. The uranium joint ventures, which are fully carried by our joint venture partners for the first $2.0 to $2.8 million of expenditures, are currently drilling in Wyoming and are considering a substantial increase in planned drilling for later in the year.
The drilling completed during 2006 and through the second quarter of 2007 at and around the Briggs Mine was successful in developing underground potential and also increased the size and confidence of the Cecil R satellite deposit located 3 miles north of the Briggs Mine. The initial Briggs feasibility study was completed in early 2007 and established open pit and underground reserves. The Company is planning underground test mining at the Briggs Mine intended to confirm the continuity and ore control procedures and to provide better deep exploration access to the Goldtooth structure.
Year-to-date exploration activities at the Reward Project included geotechnical diamond core drilling, initiation of both permitting and the feasibility study. Exploration and development activities at the Briggs Mine were related to step-out and infill drilling around the Briggs Mine. Our operating partners in the Converse and Sand Creek Uranium Joint Ventures have continued drilling the known uranium deposits in Wyoming during the second quarter of 2007.
At Kendall Mine, located near Lewistown, Montana, the Company continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and re-contouring the leach pads and pit areas.
The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, revenue from operations, asset sales, equity financing and debt. The Company’s liquidity will continue to be negatively impacted by decreasing residual gold production from rinsing the heap leach pads at the Briggs Mine. During 2007 this residual gold production was the only internal source of cash flow other than asset sales.
The Company is continually evaluating strategic business opportunities such as joint ventures, mergers and acquisitions with the objective of creating additional cash flow to sustain the corporation, and to provide a future source of funds for improving the core properties. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or of its ability to obtain additional financing through capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, the Company’s ability to operate would be adversely impacted.

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
3. Restricted Cash:
Restricted cash related to the following properties were as follows:

	June 30,	December 31,
	2007	2006
Kendall reclamation project	$2,324,700	$2,401,300
Briggs Mine	831,000	442,900
Seven-Up Pete Joint Venture	52,500	553,400
Reward Project	33,700	33,700
Other	20,700	—

	3,262,600	3,431,300
Current portion	—	—

Noncurrent portion	$3,262,600	$3,431,300

Restricted cash related to the Kendall reclamation project consisted of (1) $2.1 million held directly by the Montana Department of Environmental Quality (“DEQ”); and (2) $0.2 million is sequestered by court order in connection with the sale proceeds of a portion of the Kendall property. The decrease from December 31, 2006 was due to a partial settlement of a pending lawsuit. See Note 10(d).
Restricted cash related to the reclamation bonds at the Briggs Mine and nearby satellite deposits consisted of (1) a fully cash collateralized $0.2 million bank Letter of Credit benefiting the surety; (2) $0.4 million cash held directly by the bond surety, and (3) $0.2 million of other cash on deposit with Inyo County, California. The increase from December 31, 2006 was due to a $0.3 million collateral deposit with the surety and a $0.1 million inflation adjustment paid to Inyo County. Refer to note 10(b) for discussion of June 2007 lawsuit.

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
Other restricted cash related to Tuscarora consists of a cash bond held by the BLM for environmental reclamation regarding exploration activities.
4. Metal Inventories:
Metal inventories consisted of doré gold of $163,100 and $47,300 as of June 30, 2007 and December 31, 2006, respectively. The Company had write downs of its metal inventory at the Briggs Mine to net realizable value during the second quarters of 2007 and 2006 of nil and 17,600, respectively and nil and 17,600 for the first six months of 2007 and 2006 respectively.
Briggs inventory included general and administrative expenses of approximately $78,700 and $21,100 as of June 30, 2007 and December 31, 2006, respectively.
5. Property, Plant and Mine Development:
The following is a summary of property, plant and mine development:

		As of June 30, 2007
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 — 5 Years SL	$5,954,300	$4,051,300	$1,903,000
Mine development	UOP(a)	2,033,700	—	2,033,700
Mineral interest	UOP	8,750,400	3,820,900	4,929,500
Asset retirement cost	UOP	199,300	—	199,300

		$16,937,700	$7,872,200	$9,065,500

(a)	Unit-of-Production, or UOP, is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.

		As of December 31, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 — 5 Years SL	$6,004,800	$4,047,200	$1,957,600
Mine development	UOP(a)	1,637,900	—	1,637,900
Mineral interest	UOP	8,745,900	3,820,900	4,925,000
Asset retirement cost	UOP	199,300	—	199,300

		$16,587,900	$7,868,100	$8,719,800

The year-to-date increase in property, plant and mine development was due primarily to the $0.4 million increase in mine development expenditures at Briggs, where the Company began capitalizing the direct costs of developing mining operations since January 1, 2006.

6. Asset Retirement Obligations:
The asset retirement obligations reconciliation from the beginning of the year to June 30, 2007 is as follows:

Balance, December 31, 2006	$4,201,500
Settlement of liabilities	(278,100)
Accretion expense	83,800

Balance, June 30, 2007	4,007,200
Current portion	1,088,200

Noncurrent portion	$2,919,000

7. Notes Payable:
The notes payable reconciliation from the beginning of the year to June 30, 2007 is as follows:

Balance, December 31, 2006	$825,000
Conversions / retirements	—

Balance, June 30, 2007	825,000
Current portion	—

Noncurrent portion	$825,000

The uncollateralized debentures require quarterly interest payments of 6% per year, and the holders have the right to convert principal to common stock of the Company, subject to adjustments for stock splits, reverse splits, and changes of control, at any time at a conversion rate of $1.38 per share of common stock.
Interest expense for the debentures was approximately $12,300 and $12,300 for the second quarters of 2007 and 2006 and $24,500 and $24,500 for the first six months of 2007 and 2006, respectively.
8. Outstanding Warrants:
A summary of the outstanding warrants as of June 30, 2007 is as follows:

	Shares Underlying	Weighted Average	Weighted Average
Range of Exercise Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	10,428,061	3.2 years	$0.69
$1.01-$1.50	7,155,729	1.4 years	$1.30

Total/average	17,583,790	2.4 years	$0.94

The measurement of the contingent warrant liability related to registration payment arrangements as of June 30, 2007 and December 31, 2006 is nil and nil, respectively, under the provisions of FASB Statement No. 5.
The Company has outstanding registration payment arrangements related to financing transactions that closed in May 2007, June 2006, and December 2005. For each of these transactions, the Subscription Agreement provided for certain registration rights associated with the issuance of the shares of common stock and shares of common stock issuable upon exercise of the warrants. Failure to meet the requirements of the Subscription Agreement, such as initial registration and effectiveness, maintaining effectiveness during the term of the warrants, and maintaining the trading status of the common shares, would result in liquidating damages. Liquidated damages are payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof. The liquidated damages associated with the registration payment rights are capped at 10% for the May 2007 and June 2006 financing transactions and payable only in cash. As of June 30, 2007, approximately 42% of the December 2005 financing transaction warrant holders executed an Amendment to the Subscription Agreement that capped such liquidated damages to 10% of the gross proceeds of the financing. All of the warrants have been accounted for as equity rather than as a liability.
9. Equity Transactions:
On May 25, 2007, the Company completed a private placement financing which raised $4.95 million (approximately $4.7 million net) through the sale of approximately 8.8 million units. The private placement consisted of the sale of approximately 8.8 million shares of the Company’s common stock, 2.5 million Series A Warrants with an exercise price of $0.640 and a term of one year from registration effectiveness, and 7.6 million Series B Warrants with an exercise price of $0.704 and a term of four years from closing. The Series A warrants have a redemption feature beginning six months from the closing date whereby the Series A Warrants can be redeemed by the Company for $0.01 per warrant upon ten trading day notice, if the price of the Company’s common stock exceeds $0.80 for a period of 10 consecutive trading days. The transaction was priced at $0.561 per share, representing a 10% discount to the 10 day volume weighted average of the closing price of the Company’s common stock prior to pricing. In connection with the financing, the Company paid a cash placement agent fee of approximately $0.2 million and 1.3 million warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The broker warrants are at the same terms as the investors’ warrants. The Company filed a registration statement on June 29, 2007 with the SEC within 45 days of the closing date and it has not yet been declared effective. The estimated fair value of the new warrants issued was approximately $2.4 million and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
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

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). The Company has posted cash and reclamation bonds with these agencies in the amount of $4.3 million of which $4.2 million are reclamation bonds supported by a surety. All surety bonds are subject to annual review and adjustment and in March 2007, the Company posted a $0.1 million cash reclamation bond with Inyo County as an inflation adjustment.

In 1999, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. The Company further agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company made a $0.3 million deposit in March 2007, after the Company received notice from the surety that Canyon was in default of its obligations under the collateral agreement. In June 2007, the surety company filed a civil action in the U.S. District Court for the District of Colorado against the Company for monies due of $1.25 million and unspecified costs, damages and legal expenses. The Company answered the complaint in July 2007 and expects that the complaint will be settled through negotiations regarding the timing and the form of collateral or by the court. The surety’s request for monies as collateral represents a reimbursable deposit to the Company to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued. If the Company was required to fund all of the monies requested in the civil action, cash balances and the timing of mine development projects could be adversely impacted.

(c)	McDonald Gold Project

A lawsuit was filed against the State of Montana to recover value lost due to changes in the Montana mining law and the cancellation of mineral leases related to the Company’s wholly-owned Seven-Up Pete Joint Venture’s interest in the McDonald Gold Project. Phelps Dodge, a wholly-owned subsidiary of Freeport-McMoRan Copper & Gold Inc., retains a one-third interest in any proceeds which may be received from the currently active takings lawsuit.

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

In August 2002, a Preliminary Injunction was issued in Montana District Court on behalf of the Kendall Mine plaintiff group in connection with the Company’s auction of certain mineral rights and fee lands unrelated to the CR Kendall Corporation or its operation. In October 2002, the Court issued a Supplemental Order which sequesters any proceeds realized from the auction until such time as the lawsuit is concluded. As of June 30, 2007, $0.2 million is held by the Court as required by the Order. The Company’s share of the above mentioned settlement was paid out of the funds held by the Court.

In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. Settlement negotiations continue with the remaining four plaintiffs who have yet to settle. The Company’s share of the settlement was $0.1 million and maintains a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of June 30, 2007.
(e)	Asset Exchange Agreement

The Adelaide and Tuscarora properties were optioned as part of the Asset Exchange Agreement with Newmont. Under this agreement, we are required to spend a total of $3.0 million on both projects over five years to earn our interest in the properties, including a $250,000 firm commitment in 2007. The Company has the ability to sublease either property to third parties to meet its obligations under the agreement.
11. Fair Value of Financial Instruments:
The estimated fair values of the Company’s financial instruments approximate carrying values at June 30, 2007, and December 31, 2006. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
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
13. Share-Based Compensation:
The Company recorded $0.3 million of compensation expense during the six months ended June 30, 2007, none of which was capitalized. All of the share-based compensation expense was recorded as selling, general and administrative costs in the consolidated statements of operations.
On June 6, 2006, the Company’s shareholders approved the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) to provide more flexibility in the compensation of key personnel. All outstanding stock options under the old plans, the Amended and Restated Incentive Stock Option Plan and the Amended and Restated Non-Qualified Stock Option Plan, will remain active until all the options under those plans either expire or are exercised; however, no new options may be granted under such plans. As of June 30, 2007, there were 1.4 million and 1.9 million underlying shares outstanding under the old plans and the 2006 Plan, respectively, and 3.2 million underlying shares available for future issuance under the 2006 Plan.
The 2006 Plan is administered by the Compensation Committee of the Board of Directors consisting entirely of independent directors. The common stock issued or to be issued under the 2006 Plan consists of 5.0 million authorized shares and treasury shares. If any shares covered by an award are not purchased or are forfeited, the shares will again be available for future awards under the 2006 Plan. Directors and employees of, or consultants to, the Company or any of its affiliates are eligible to participate in the 2006 Plan. The Board of Directors may terminate or amend the 2006 Plan at any time and for any reason. The 2006 Plan shall terminate in any event ten years after its effective date of March 2, 2006. The exercise price of each stock option is based on and may not be less than 100% of the fair market value of its common stock on the date of grant. The fair market value is generally determined as the closing price of its common stock on the date of the grant. The term of each stock option is fixed by the Compensation Committee and may not exceed 10 years from the date of grant. The

Compensation Committee determines the vesting requirements of the grant which may be accelerated by the Compensation Committee.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected market volatility is based on a number of factors including historical volatility of the Company’s common stock, the Company’s market capitalization, current options trading in the marketplace and other fair value related factors. The Company uses a simplified method of estimating the expected term where the expected term equals the average of the vesting period and contractual term. The forfeiture rate is estimated based on the number of options or shares that are expected to actually vest. Historical forfeiture rates are considered each quarter and future rates are adjusted so that by the end of the grant vesting period total expense recognized equals total vested expense. Estimated forfeiture rates for grants vesting within one year to three years, currently range from 10% to 20%, respectively. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.
The fair value of options issued during the six months ended June 30, 2007 and 2006 were determined based on the following assumptions:

	2007	2006
Expected volatility	60%	50%
Expected option term	2.5 years	2.5-3.0 years
Weighted-average risk-free interest rate	4.8%-5.0%	4.3%-5.0%
Stock Options
Stock option activity during the six months ended June 30, 2007 and 2006 were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of the year	2,580,526	$1.30	1,757,526	$1.77
Grants	350,000	$0.64	700,000	$0.95
Exercises	—	—	—	—
Forfeitures	(50,000)	$0.75	(480,000)	$2.00
Expirations	(10,000)	$2.30	—	—

Outstanding — end of the period	2,870,526	$1.23	1,977,526	$1.42

Exercisable — end of the period	2,435,526	$1.27	1,877,526	$1.45

For the six months ended June 30, 2007, there was $0.1 million of compensation expense recognized related to options. The weighted-average remaining contractual lives of the outstanding and exercisable options as of June 30, 2007 were 3.4 and 3.1 years, respectively. The aggregate intrinsic values of the outstanding and exercisable options as of June 30, 2007 were nil and nil, respectively, based on a $0.56 market price per share. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 and 2006 were $0.26 and $0.34 per option or total fair value of $0.1 million and $0.2 million, respectively. As of June 30, 2007, there was $0.1 million of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Grants
Stock grant activity during the six months ended June 30, 2007 was as follows:

		Weighted-
		Average	Total
	Amount	Price	Fair Value
Nonvested — beginning of the year	202,500	$0.93	$188,950
Grants	117,970	0.64	75,001
Vested	(90,006)	0.68	(60,909)
Forfeitures	(65,464)	0.90	(58,842)

Nonvested — end of period	165,000	$0.87	$144,200

For the six months ended June 30, 2007, there was $0.1 million of compensation expense recognized related to shares grants. There was $0.1 million of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.4 years.
14. Earnings per Share:
The Company computes EPS by applying the provisions of SFAS No. 128, Earnings per Share. Because the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock, stock grants and convertible debentures, in the three months ended June 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 16.2 million and 11.1 million, respectively. Common stock equivalents which include stock options, warrants to purchase common stock, and convertible debentures in the six months ended June 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 14.5 million and 10.7 million, respectively.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of the Second Quarter 2007 and Future Outlook
What did we spend cash on during the quarter?
We ended the quarter with $5.3 million of unrestricted cash and short term investments. The short term investments of $0.5 million consist of auction rate certificates. Cash used in operations during the second quarter of 2007 amounted to $1.4 million and capital spending at the Briggs Mine totaled $0.1 million. Significant uses of cash from operations are summarized as follows:
•	Selling, general and administrative spending amounted to approximately $0.9 million.
•	Includes holding costs at the Briggs Mine of $0.4 million.
•	Exploration and development spending amounted to $0.4 million including amounts capitalized.

•	Asset retirement obligation spending amounted to $0.1 million primarily for the Kendall Mine operations and continued leach pad dewatering at the Briggs Mine.
What are our results of operation?
During the second quarter of 2007, we had no significant gold production or sales. Further gold production and sales during 2007 is expected to be insignificant until completion of the Briggs Mine underground test mining and resumption of commercial production. The proposed underground test mine would be a significant step in evaluating our production options that may include beginning operations primarily as an underground mine supplemented by open pit reserves to provide ongoing cash flow and develop better access for further exploration on the Goldtooth structure.
What have we done to increase shareholder value?
We have determined that the underground reserve and mineralized material associated with the Goldtooth structure at Briggs represents the strongest potential for developing additional mineralization for future cash flow from gold production. Through surface sampling and reconnaissance we have tracked the Goldtooth fault for a distance of nearly six miles, most of which is under our control. We are currently evaluating contract mining quotes to develop an underground drift primarily through ore along the Goldtooth fault, which will also provide access for further exploration and reserve development and provide valuable information concerning continuity of the gold bearing structure and mining conditions. Any ore mined in this process would be stockpiled for later gold production.
We have increased the estimate of mineralized material along the Goldtooth structure and we are optimistic about its total underground potential. This structure remains open for extension of mineralization both along strike and to depth. The potential development of these initial reserves and mineralization may provide us with the cash flows and the production base necessary to increase shareholder value and grow the Company. See “How is the Briggs re-start going?” and “What progress have we made on the Briggs satellite deposits?”
The Reward Project has entered the feasibility stage with the outsourcing of the feasibility study that should be completed in the fourth quarter of 2007. The permitting process for the project is well advanced and is progressing as planned. See “What progress have we made on the Reward Project?”
Our partners in the uranium joint ventures continued their drilling in the second quarter and may continue to drill through 2007. The initial results are promising and we hope to make significant progress during 2007 in locating an economic uranium ore body. See “What is happening on our uranium joint ventures?”
In order to fund our current operations, underground test mining at Briggs, and the Reward feasibility study, we completed an equity financing which raised a net of $4.7 million. Further funding will be necessary for our development projects to reach commercial production and that may be derived from a combination of existing cash, short-term investments, asset sales, equity financing and debt.

How much property and mineralized material do we now control?
Our mining properties and associated in-place mineralized material represent our most important assets. A summary of the property acreages that we control is as follows:

	Fee	Fee
Property/Location	Surface	Mineral	Patented (b)	Unpatented
Briggs Mine — California	—	—	5	3,280
Reward Project — Nevada	—	—	220	1,545
Seven-Up Pete — Montana	—	—	170	1,390
CR Nevada — Nevada	560	840	—	6,960
Industrial Minerals — Montana	—	—	—	210
CR Montana — Montana	—	901,167	—	—
Sand Creek JV — Wyoming (a)	8,560	4,284	—	3,396
CR Kendall — Montana	—	—	1,085	—

Total acreage	9,120	906,291	1,480	16,781

(a)	Canyon currently controls 70% of the Sand Creek JV through the Converse JV.

(b)	Patented claims are owned fee simple which combine the surface and mineral estates.
A summary of the in-place mineralized material estimated to be contained on the above properties is as follows:

	Mineralized
	Material	Average Gold	Cut-off Gold
Property/Location	(Million Tons)	Grade (opt)	Grade (opt)
Briggs Mine — Inyo County, California	26.99	0.031	0.10-0.01
Cecil R — satellite deposit	5.75	0.024	0.015
Mineral Hill — satellite deposit	2.31	0.035	0.015
Suitcase — satellite deposit	0.33	0.052	0.015

	35.38	0.030

Reward Project — Beatty, Nevada	12.74	0.025	0.010
Seven-Up Pete — Lincoln, Montana	17.00	0.035	0.020

Total mineralized material	65.12	0.031

As of December 31, 2006, Briggs’s proven and probable reserves amounted to 130,000 ounces contained in 4.3 million tons at an average gold grade of 0.030 ounces per ton (“opt”). A gold cutoff grade of 0.08 opt was used for underground stope designs and a cutoff grade of 0.013 opt was utilized for open pit estimation and underground development material which must be mined regardless of grade. A $500 gold price was utilized for mine design purposes compared to the year-to-date 2007 average gold price of approximately $658 per ounce. We continually update our mineralized material estimates as we conduct additional drilling, complete feasibility studies or as the status of our land positions change.
How is the Briggs re-start going?
At year-end 2006, we completed the initial Briggs Mine feasibility studies for both the open pit and underground mining options and recently increased the size and quality of our estimate of the underground mineralized material. We are currently seeking bids from mining contractors to develop a horizontal access into the Goldtooth structure to test ground conditions, ore control methods, and to provide additional geologic information.
Significant potential is possible from the Goldtooth structure which remains open along strike and to depth. This potential has been tested over a distance of 4,900 feet and to a depth of approximately 500 feet. Test mining will provide better and more cost effective access for further exploration and reserve development. Adequate financing, availability of contract mining and crushing, and the availability of adequately trained personnel are the most significant risk factors that may impact our plans.
What progress have we made on the Briggs satellite deposits?
We control four satellite deposits located within four miles of the Briggs Mine site. Three of these deposits have been drilled to sufficient density to support estimates of mineralized material. The Cecil R deposit has estimated in-place mineralized material of 5.75 million tons at an average grade of 0.024 opt. Metallurgical testwork indicates that good gold recovery can be expected using heap leach technology. Evaluation of existing drill-hole and geologic information available for Mineral Hill and Suitcase supports an estimate of in-place mineralized material for Mineral Hill of 2.31 million tons at an average gold grade of 0.035 opt and for Suitcase an estimate of 0.33 million tons at an average grade of 0.052 opt. These estimates utilize a gold cutoff grade of 0.015 opt. Additional drilling is required to expand or to further validate these results. These three satellite deposits remain open for potential expansion both along strike and at depth. These deposits are located outside of the existing Briggs Mine permit area and will required permitting before any production can be considered.
What progress have we made on the Reward Project?
Our Reward Project located near Beatty, Nevada, is currently in the feasibility stage. We have hired an engineering firm to complete the feasibility study to determine its economic potential. This feasibility study will build upon the January 2006 positive pre-feasibility study and a May 2007 report showing a significant increase in mineralized material. Many of the components of this study have already been completed or are in process including: heap leach pad design, electrical supply, water supply, geotechnical study and additional metallurgical test work. The Reward Project anticipates development by conventional open pit mining methods and standard crushing and heap leach technology for gold recovery. Leach solutions would be circulated through activated carbon, concentrating the gold. This loaded carbon would then be transported to the Briggs Mine in California or to a third party gold facility for production of gold doré for sale or shipment to a third party refiner.
The permitting process for Reward is also proceeding as planned and is well advanced. A Plan of Operations was submitted to the Las Vegas Field Office of the Bureau of Land Management (“BLM”) and found to be complete. The BLM has completed an internal scoping review and Canyon is preparing an Environmental Assessment (“EA”) to support the BLM’s review. Archeological and biologic assessment studies are being expanded to support the EA. Applications for a Water Pollution Control Permit and a Reclamation Permit have been submitted to the Nevada Division of Environmental Protection. The Division has determined the applications are nearly complete and Canyon is providing additional information to support the Division’s technical review.
What are our plans for the Seven-Up Pete property?
Our portion of the Seven-Up Pete property contains in-place mineralized material estimated at 17.0 million tons at an average gold grade of 0.035 opt based on a cutoff grade of 0.02 opt. Preliminary testwork utilizing conventional flotation and gravity concentration recovery has returned positive results. No further work is planned during 2007.
What is happening on our uranium joint ventures?
In the early 1980s, Canyon and its joint venture partners conducted an aggressive exploration program for uranium in the southern Powder River Basin of Wyoming. This program included mapping and drilling that resulted in the discovery of several uranium deposits. Beginning in 2005 we reacquired land positions in this area through claim staking and leases with property holders.
Canyon entered into the Converse Uranium Joint Venture (“Converse JV”) with New Horizon Uranium Corporation (“New Horizon”) in January 2006. During 2006, the joint venture has been analyzing information provided by Canyon, consolidating land positions, and establishing drill targets around the known uranium deposits. New Horizon trades as NHU.V on the Toronto Venture Exchange. New Horizon has committed to spend $1.0 million over three years to earn their initial equity interest of 50% in the Converse JV; New Horizon may choose to spend an additional $1.0 million over the following two years to increase its interest in the Converse JV to 70%. After spending $2.0 million, New Horizon may also choose to complete a feasibility study in order to increase its interest in the Converse JV to 75%. At this time, New Horizon has not met its initial 50% earn-in hurdle and Canyon still controls a 100% interest in the Converse JV.

In August 2006, the Converse JV joined with High Plains Uranium (“High Plains”) to form the Sand Creek Joint Venture (“Sand Creek JV”). Sand Creek JV is owned 70% by the Converse JV and 30% by High Plains. High Plains has been acquired by Energy Metals Corporation and functions as a wholly-owned subsidiary of Energy Metals. The purpose of these two joint ventures is to combine property positions over a portion of the total Converse JV area. The area of interest for the Sand Creek JV covers an area of approximately 92,000 acres, located east and south of Douglas, Wyoming. Canyon will not be required to provide funding until its partners have contributed between $2.0 and $2.8 million of expenditures in these two joint ventures.
In November 2006, a drill program began in the western portion of the Sand Creek JV area and by the end of 2006, 14 holes were completed totaling 10,395 feet, which clearly demonstrated the presence of “roll front” style uranium mineralization. A follow up drill program consisting of approximately 16 drill holes began in mid 2007. The drilling program consists primary of wide-spaced, reconnaissance style drilling with drill hole spacing of 500 to 1,000 feet. In addition, the drill holes have provided considerable additional information regarding both the location of a uranium-bearing roll front, its apparent orientation and rock types. Uranium mineralization has been previously identified in sediments of the White River Formation that trends through the Sand Creek JV area.
What is the status of the Company’s legal cases?
The Briggs Mine is bonded with $4.3 million of reclamation bonds of which $4.2 million is supported by a surety. In 1999, in response to a demand for an increase in collateral by the surety, we granted a security interest in 28,000 acres of mineral interests in Montana. In addition, we agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. We made a $0.3 million deposit in March 2007, after we received notice from the surety that Canyon was in default of its obligations under the collateral agreement. In June 2007, the surety filled a civil action in the U.S. District Court for the District of Colorado against us for monies due of $1.25 million and unspecified costs, damages and legal expenses. We answered the complaint in July 2007 and expect that the complaint will be settled through the court or through negotiations regarding the timing and the form of collateral. The surety’s request for monies as collateral represents a reimbursable deposit by us to support required future reclamation of the Briggs Mine site. If we were required to fund all of the monies requested in the civil action it could adversely impact the timing of our mine development projects.
In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in the State of Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Kendall Mine ceased operations in 1996. In February 2007, we entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. Settlement negotiations continue with the remaining four plaintiffs who have yet to settle.
The former McDonald deposit was discovered and drilled by our now wholly-owned Seven-Up Pete Venture (“SPV”). This large, low grade, deposit is highly amenable to gold recovery utilizing cyanide recovery technology with heap leaching. Cyanide recovery technologies for new open pit gold and silver mines were made illegal in the State of Montana in 1998 with the passage of the anti-cyanide ballot initiative I-137. We, along with the other co-plaintiffs, filed suits against the State of Montana in state and federal courts in April 2000 seeking to overturn I-137 or, alternatively, to obtain a “taking” damage award for the value of the SPV properties (Seven-Up Pete Venture, et al. v The State of Montana). This case has run its course in State and lower Federal courts and we have subsequently filed a notice to appeal to the U.S. Court of Appeals for the Ninth Circuit. All briefs before this Court have now been filed and we are waiting on further action by the Court. In 2006, the Company filed a breach of contract complaint against the State of Montana related to the termination of the McDonald Gold Project’s state mineral leases.

Liquidity & Capital Resources
In May 2007, we raised a total of $4.95 million in equity financing for general corporate purposes and underground test mining operations at the Briggs Mine. It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash, short-term investments, asset sales, equity financing and debt. The test mining operations will develop a portion of the underground reserves and stockpile ore mined for possible future production. The purpose of the underground test mining is to test ground conditions, ore control methods, and to provide additional geologic information. The May 2007 financing will also be used to fund the Reward Project feasibility study.
If we are successful in our test underground mining operations, we will require additional resources to fully re-start and operate the Briggs Mine. In order to do so, we intend to market and sell non-core assets and properties to fund the re-start of the Brigg underground mine.
We expect the leach solution remaining in the leach pad at Briggs to be evaporated in 2007 and gold revenues will be substantially less than comparable periods from 2006. Depending on the future plan of operation adopted, the estimated capital requirements would range from $8 million to $13 million depending on the size and scope of the potential re-start of the Briggs Mine. Once a decision is made and funding is obtained, the project could begin to generate operating cash flow approximately six months from re-start.
We are continually evaluating strategic business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow both to sustain us and to provide future sources of funds for growth. While we believe we will be able to finance our continuing activities and the Briggs re-start plans, there are no assurances of success in this regard or in our ability to obtain additional financing through the asset sales, capital markets, joint ventures, or other arrangements in the future. If management’s plans are not successful, our ability to operate could be adversely impacted.
Financing Transactions
During the six months ended June 30, 2007, there were no exercises of warrants or options.
On May 25, 2007, we completed a private placement financing which raised $4.95 million (approximately $4.7 million net) through the sale of approximately 8.8 million units. The private placement consisted of the sale of approximately 8.8 million shares of the our common stock, 2.2 million Series A Warrants with an exercise price of $0.640 and a term of one year from registration effectiveness, and 6.6 million Series B Warrants with an exercise price of $0.704 and a term of four years from closing. The Series A warrants have a redemption feature beginning 6 months from the closing date whereby the Series A Warrants can be redeemed by us for $0.01 per warrant upon 10 trading day notice, if the price of our common stock exceeds $0.80 for a period of 10 consecutive trading days. The transaction was priced at $0.561 per share, representing a 10% discount to the 10-day volume weighted average of the closing price of our common stock prior to pricing.
On June 2, 2006, we completed a private placement financing that raised $5.1 million (approximately $4.8 million net) through the sale of 5.1 million units. This included the sale of 5.1 million shares of our common stock and 2.6 million Series A Warrants with an exercise price of $1.50 and a term of three years. The transaction was priced at $1.00 per unit, representing a 15% discount to the 20-day volume weighted average of the closing price of our common stock. In connection with the financing, we paid the placement agent a cash placement agent fee of $0.2 million and 0.5 million warrants plus legal and accounting fees associated with the financing and registration of the underlying shares. The placement agent warrants were not exercisable for a period of 6 months from the date of closing and had an exercise price of $1.50 and a term of three years.
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
Debt
Our 6% convertible debentures due March 2011 in the aggregate principal amount of $0.8 million and convertible into our common stock at any time at a conversion rate of $1.38 per share of common stock for a total of 0.6 million underlying shares of common stock are currently outstanding.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2007 totaled $0.6 million due primarily to the capitalization of ongoing development costs at the Briggs Mine.
Outstanding Warrants
Warrants outstanding as of June 30, 2007 were as follows:

	Underlying
Expiration Date	Shares	Exercise Price
August 31, 2007	50,000	$0.80
March 14, 2008	2,304,726	$1.03
Approximately September 1, 2008 (a)	2,536,766	$0.64
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50
May 25, 2011	7,610,295	$0.70

Total/average	17,583,790	$0.94

(a)	These represent the Series A Warrants from the May 25, 2007 private placement financing that have an exercise date of twelve months after the effectiveness of the registration statement. The registration statement that was filed on June 29, 2007 has not yet been declared effective.
Surety Bonds
The Briggs Mine is bonded with $4.3 million of reclamation bonds of which $4.2 million is supported by a surety. In 1999, in response to a demand for an increase in collateral by the surety, we granted a security interest in 28,000 acres of mineral interests in Montana. In addition, we agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. We made a $0.3 million deposit in March 2007, after we received notice from the surety that Canyon was in default of its obligations under the collateral agreement. In June 2007, the surety filled a civil action in the U.S. District Court for the District of Colorado against us for monies due of $1.25 million and unspecified costs, damages and legal expenses. We answered the complaint in July 2007 and expect that the complaint will be settled through the court or through negotiations regarding the timing and the form of collateral. The surety’s request for monies as collateral represents a reimbursable deposit by us to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued. If we were required to fund all of the monies requested in the civil action it could adversely impact the timing of our mine development projects.

Results of Operations — Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006
We recorded a net loss of $1.4 million, or negative $0.03 per share, on revenues of nil for the second quarter ended June 30, 2007. This compares to a net loss of $1.4 million, or negative $0.03 per share, on revenues of $0.4 million for the second quarter of 2006. The total variance between the quarters was nil, but significant variances between cost categories are summarized below:
•	Negative variance of $0.4 million in revenue was offset by $0.4 million positive variance in cost of sales.

•	Negative variance of $0.3 million in selling, general and administrative costs due primarily to the lack of gold production to allocate general and administrative costs.

•	Positive variance of $0.1 million in exploration costs due to decreased drilling activity at Briggs and Reward in the current quarter compared to last year.

•	Positive variance of $0.2 million related to last year’s fair market adjustment to the increase in warrant liabilities and warrant extension expense.
For the second quarter ended June 30, 2007, we did not have any gold sales. For the comparable period of 2006, we sold 690 ounces of gold at an average price of $597. The London PM Fix gold price averaged $667 and $627 per ounce for the second quarter 2007 and 2006, respectively. All of the revenues in 2007 and 2006 were from domestic activities.
The following table summarizes our gold ounces sold and revenues for the three months ended June 30, 2007 and 2006:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Gold sales	—	$—	$—	690	$597	$412
Silver sales			—			1

			$—			$413

There was no current or deferred provision for income taxes during the first quarter of 2007 or 2006. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2007 and 2006.
Our cost for diesel fuel continues to fluctuate with the market price of oil, and diesel fuel is a significant operating and reclamation expense. We expect continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation to have a potential significant impact on continuing operations in the future.
Results of Operations — Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006
We recorded a net loss of $2.8 million, or negative $0.06 per share, on revenues of $0.1 million for the six months ended June 30, 2007. This compares to a net loss of $1.8 million, or negative $0.05 per share, on revenues of $1.0 million for the six months ended June 30, 2006. The negative variance of $1.1 million in net loss was due primarily to the following factors:
•	Negative variance of $0.1 million in gross margin from gold sales due to the reduction in gold sales and production as a result of the depletion of gold ounces on the leach pad.

•	Negative variance of $0.1 million in exploration costs.

•	Negative variance of $0.3 million in selling, general and administrative costs due primarily to the lack of gold production to allocate general and administrative costs.

•	Negative variance of $0.9 million related to last year’s gain on sales of securities.

•	Positive variance of $0.4 million related to last year’s fair market adjustment due to the increase in warrant liabilities and warrant extension expense.
For the six months ended June 30, 2007, we had gold sales of 100 ounces at an average price of $668. For the comparable period of 2006, we sold 1,735 ounces of gold at an average price of $579. The London PM Fix gold price averaged $658 and $590 per ounce for the six months ended June 30, 2007 and 2006, respectively. All of the revenues in 2007 and 2006 were from domestic activities.
The following table summarizes our gold ounces sold and revenues for the six months ended June 30, 2007 and 2006:

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s

Gold sales	100	$668	$67	1,735	$579	$1,005
Silver sales			—			1

			$67			$1,006

Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	75,600	20,000	55,600	—	—
Operating lease obligations	385,500	121,000	264,500	—	—
Purchase obligations	151,700	151,700	—	—	—
Asset retirement obligations	4,007,200	1,088,200	2,741,400	106,700	70,900

Total	$5,445,000	$1,380,900	$3,061,500	$931,700	$70,900

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
Warrant Liability: Registration payment arrangements related to warrants issued in connection financing activities until October 1, 2006 were subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability due to a registration payment arrangement, under the old method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in EITF 00-19-2, the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. We adopted EITF 00-19-2 on October 1, 2006 and recorded a change in accounting principal through a non-retrospective cumulative-effect adjustment to the opening balance of retained earnings and to additional paid in capital in the fourth quarter of 2006. The measurement of the contingent liability related to registration payment arrangements as of June 30, 2007, is nil under the provisions of FASB Statement No. 5.
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
The fair value of each award is estimated on the date of grant for current employees and Directors of the Board and on the closing share price on the day previous to the hire date for options granted to new employees using a Black-Scholes-Merton option valuation model. Expected market volatility is based on a number of factors including historical volatility of the Company’s common stock, the Company’s market capitalization, current options trading in the marketplace and other fair value related factors. The Company uses a simplified method of estimating the expected term where expected term equals the vesting period plus contractual term all divided by two. The forfeiture rate is expected to be nil for grants that vest immediately or within one year and 10% to 20% for grants that vest after 24 and 36 months, respectively. The risk-free rate is based on the yields of U.S. Treasury bonds. The Company has never paid a dividend and does not expect to in the future and estimates the expected dividend yield to be nil.

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
Other Matters
Federal Legislation
Legislation has been introduced in prior and current sessions of the U.S. Congress to modify the requirements applicable to mining claims on federal lands under the Mining Law of 1872. To date, no such legislation has been enacted. The timing and exact nature of any mining law changes cannot presently be predicted; however, we will continue our active role in industry efforts to work with Congress to achieve responsible changes to mining law.
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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Prices
Our future revenues, earnings and cash flow may be strongly influenced by changes in gold and uranium prices, which fluctuate widely and over which we have no control. We may, if market conditions justify, enter into gold or uranium price protection arrangements in the future, if necessary, to ensure that we generate enough cash flows to support our growth and exploration plans and any debt related to project financing. We had no gold or uranium related derivatives outstanding as of June 30, 2007.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of June 30, 2007, we were not at risk related to gold related derivative instruments.
Our future earnings and cash flow may be significantly impacted by changes in the market price of gold, uranium and other commodities. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $302 per ounce in August 2002 and a high of over $725 per ounce in May 2006. We expect gold to be our primary product in the foreseeable future, but we cannot currently reasonably estimate our future production and therefore we cannot comment on the impact that changes in gold prices could have on our projected pre-tax earnings and cash flows over the next year.
Interest Rates
At June 30, 2007, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently, we believe our interest rate risk is minimal except to the extent we might incur new debt.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting for the period ended June 30, 2007 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
On June 29, 2007, St. Paul Fire and Marine Insurance Company, et al., filled a civil action in the U.S. District Court for the District of Colorado against us for monies due of $1.25 million and unspecified costs, damages and legal expenses. We answered the complaint in July 2007 and expect that the complaint will be settled through the court or through negotiations regarding the timing and the form of collateral. The surety’s request for monies as collateral represents a reimbursable deposit by us to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued.
In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. Settlement negotiations continue with the remaining four plaintiffs who have yet to settle. The Company’s share of the settlement was $0.1 million and has a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of June 30, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to Vote of Security Holders
On May 21, 2007, the Company held its Annual Meeting of Shareholders. The following items of business were voted upon by shareholders at the meeting.
Proposal I was the election of five Directors of the Company, Richard H. De Voto, James K. B. Hesketh, Leland O. Erdahl, David K. Fagin, and Ronald D. Parker. The proposal electing Mr. De Voto passed with votes of 35,064,321 shares “For” and 1,555,346 shares “Withheld”. The proposal electing Mr. Hesketh passed with votes of 35,062,434 shares “For” and 1,557,233 shares “Withheld”. The proposal electing Mr. Erdahl passed with votes of 35,035,169 shares “For” and 1,584,498 shares “Withheld”. The proposal electing Mr. Fagin passed with votes of 35,038,564 shares “For” and 1,581,103 shares “Withheld”. The proposal electing Mr. Parker passed with votes of 35,057,127 shares “For” and 1,562,540 shares “Withheld”.
The following individuals continued in their capacity as Directors of the Company subsequent to the Annual Meeting of Shareholders: Richard H. De Voto, James K. B. Hesketh, Leland O. Erdahl, David K. Fagin, and Ronald D. Parker.

Proposal II was to approve the increase in the number of authorized shares of common stock from 100,000,000 to 150,000,000. The proposal passed with votes of 33,851,185 shares “For”, 2,476,748 shares “Against”, and 291,734 shares “Abstained”.
Proposal III was to amend the Company’s Certificate of Incorporation to create a new class of stock designated as preferred stock and to authorize 15,000,000 shares of preferred stock. The proposal failed with votes of 3,200,402 shares “For”, 3,423,924 shares “Against”, and 46,827 shares “Abstained”.
Proposal IV was to amend the Company’s Certificate of Incorporation to permit shareholder action to be taken only at a duly called annual or special meeting of shareholders and eliminate shareholder action by written consent. The proposal passed with votes of 3,546,763 shares “For”, 3,011,126 shares “Against”, and 113,294 shares “Abstained”.
Proposal V was to ratify the Audit Committee’s appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent auditors for 2007. The proposal passed with votes of 35,743,536 shares “For”, 641,103 shares “Against”, and 235,028 shares “Abstained”.
Item 5. Other Information
None
Item 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 1, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 1, 2007 and incorporated herein by reference)

10.1	Form of Subscription Agreement and a Schedule of such Agreements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

10.2	Form of Series A Warrant and Schedule of such Warrants (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

10.3	Form of Series B Warrant and Schedule of such Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON RESOURCES CORPORATION
Date: August 13, 2007	/s/ James K. B. Hesketh
James K. B. Hesketh
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 1, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on June 1, 2007 and incorporated herein by reference)

10.1	Form of Subscription Agreement and a Schedule of such Agreements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

10.2	Form of Series A Warrant and Schedule of such Warrants (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

10.3	Form of Series B Warrant and Schedule of such Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-11887) on May 30, 2007, and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002