Form 10-Q
period 2007-09-30
CANYON RESOURCES CORP
filed 2007-11-08
CIK 739460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,047,824 shares of the Company’s common stock were outstanding as of November 7, 2007.

CANYON RESOURCES CORPORATION
FORM 10-Q
For the Nine Months ended September 30, 2007
 i

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

Consolidated Balance Sheets	Page 2

Consolidated Statements of Operations	Page 3

Consolidated Statement of Changes in Stockholders’ Equity	Page 4

Consolidated Statements of Cash Flows	Pages 5-6

Notes to Interim Consolidated Financial Statements	Pages 7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 28

Item 4. Controls and Procedures	Page 29

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$3,751,900	$1,513,700
Short term investments	500,000	2,500,000
Accounts receivable	4,800	47,300
Metal inventories	67,800	47,300
Prepaid insurance	234,400	171,700
Other current assets	119,200	146,800

Total current assets	4,678,100	4,426,800

Property, plant and mine development, net	9,095,700	8,719,800
Restricted cash	3,323,400	3,431,300
Other noncurrent assets	246,200	246,700

Total assets	$17,343,400	$16,824,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$406,800	$659,000
Asset retirement obligations	1,088,200	1,180,100
Payroll liabilities	122,800	171,700
Legal settlement accrual	206,200	343,700
Other current liabilities	22,700	37,800

Total current liabilities	1,846,700	2,392,300

Notes payable	825,000	825,000
Capital leases	50,400	65,800
Asset retirement obligations	2,777,200	3,021,400

Total liabilities	5,499,300	6,304,500

Commitments and contingencies (note 10)
Common stock ($.01 par value) 150,000,000 shares authorized; issued and outstanding: 53,037,800 at September 30, 2007, and 44,161,800 at December 31, 2006	530,400	441,600
Capital in excess of par value	145,172,900	140,266,900
Retained deficit	(133,859,200)	(130,188,400)

Total stockholders’ equity	11,844,100	10,520,100

Total liabilities and stockholders’ equity	$17,343,400	$16,824,600

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUE
Sales	$181,100	$2,400	$248,300	$1,008,800

EXPENSES
Cost of sales	170,600	—	231,000	866,600
Depreciation, depletion and amortization	11,500	8,600	33,200	24,200
Selling, general and administrative	861,000	1,005,600	2,819,500	2,644,300
Exploration	443,200	381,800	1,314,800	1,115,000
Accretion expense	41,900	50,700	125,700	152,300
Gain on asset disposals	(440,000)	—	(404,900)	—

	1,088,200	1,446,700	4,119,300	4,802,400

Operating loss	(907,100)	(1,444,300)	(3,871,000)	(3,793,600)

OTHER INCOME (EXPENSE)
Interest income	94,900	119,700	245,300	256,000
Interest expense	(14,900)	(15,700)	(45,300)	(42,100)
Gain on sale of securities	—	—	—	882,200
Gain (loss) on derivative instruments	—	240,900	—	(69,600)
Registration rights penalties	—	(102,000)	—	(102,000)
Other	—	200	200	(84,400)

	80,000	243,100	200,200	840,100

Net loss	$(827,100)	$(1,201,200)	$(3,670,800)	$(2,953,500)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.07)

Basic and diluted weighted-average shares outstanding	53,037,800	43,824,500	48,164,000	40,735,500

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital		Total
	Number of	At Par	in Excess	Retained	Stockholders’
	Shares	Value	of Par Value	Deficit	Equity
Balances, January 1, 2007	44,161,800	$441,600	$140,266,900	$(130,188,400)	$10,520,100

Share-based compensation amortized	52,500	500	291,400	—	291,900
Stock and warrants issued for cash net of issuance costs of $247,200	8,823,500	88,300	4,614,600	—	4,702,900
Net loss	—	—	—	(3,670,800)	(3,670,800)

Balances, September 30, 2007	53,037,800	$530,400	$145,172,900	$(133,859,200)	$11,844,100

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,670,800)	$(2,953,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	33,200	24,200
Receivable write-off	—	13,800
Impairment of inventory	—	17,600
Gain on asset dispositions	(404,900)	—
Gain on sale of securities	—	(882,200)
Share based compensation expense	291,900	294,900
Purchase of short term investments	—	(6,501,800)
Warrant extension cost	—	70,800
Loss on derivative instruments	—	69,600
Accretion of asset retirement obligation	125,700	152,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	42,500	(13,500)
Increase in inventories	(20,500)	(75,800)
Increase in prepaid and other assets	(34,600)	(294,400)
Decrease in accounts payable and accrued liabilities	(270,700)	(42,000)
Decrease in asset retirement obligations	(461,800)	(1,056,100)
Decrease (increase) in restricted cash	107,900	(116,600)

Total adjustments	(591,300)	(8,339,200)

Net cash used in operating activities	(4,262,100)	(11,292,700)

Cash flows from investing activities:
Purchases and development of property and equipment	(678,100)	(1,045,500)
Redemption of short term investments	2,000,000	2,001,800
Proceeds on asset disposition	490,000	10,000
Proceeds from sale of securities	—	882,200

Net cash provided by investing activities	1,811,900	1,848,500

Cash flows from financing activities:
Issuance of stock	4,950,100	5,100,000
Issuance cost	(247,200)	(302,900)
Issuance of warrants	—	357,200
Payments on capital lease obligations	(14,500)	(4,900)

Net cash provided by financing activities	4,688,400	5,149,400

Net increase(decrease) in cash and cash equivalents	2,238,200	(4,294,800)
Cash and cash equivalents, beginning of period	1,513,700	5,649,200

Cash and cash equivalents, end of period	$3,751,900	$1,354,400

The accompanying notes are an integral part of these consolidated financial statements.

CANYON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)
Supplemental disclosures of cash flow information:

	Nine months ended September 30,
	2007	2006
Interest paid	$45,300	$42,100
Income taxes paid	$—	$—

Supplemental disclosures of noncash financing activities:

Issued 30,000 shares for option on the Suitcase/Mineral Hill properties	$—	$30,300
Fair value of amended warrants	$—	$282,200
Issued 535,000 series A warrants related placement agent fee	$—	$219,300
Issued 330,900 series A warrants related placement agent fee	$50,100	$—
Issued 992,600 series B warrants related placement agent fee	$266,500	$—
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
The Company’s primary focus continues to be on increasing the value of its three core properties of Briggs, Reward and the uranium joint ventures. The Briggs Mine located in southeastern California, has successfully increased the total mineralized material through both drilling and acquisitions. The Company has commissioned a feasibility study for the Reward property that is expected to be completed during the fourth quarter of 2007. The uranium joint ventures are fully carried by our joint venture partners for the first $2.0 to $2.8 million of expenditures. The Company announced significant drill results in August 2007 on the most recent drilling in Wyoming.
The drilling completed during 2006 and through the second quarter of 2007 at and around the Briggs Mine was successful in developing underground potential and also increased the size and confidence of the Cecil R satellite deposit located 3 miles north of the Briggs Mine. A permitted twenty hole drill program at Cecil R is being considered for the fourth quarter of 2007 with the intent to substantially increase the size of the deposit and enhance the potential value of the Briggs property. The initial Briggs feasibility study was completed in early 2007, which established open pit and underground reserves.
At Kendall Mine, located near Lewistown, Montana, the Company continued with reclamation and closure activities, principally relating to collection, treatment and disposal of water contained in the process system and mine area, and re-contouring the leach pads and pit areas.
The Company believes that its cash requirements over the next 12 months can be funded through a combination of existing cash, revenue from operations, asset sales, equity financing and debt. The Company’s liquidity will continue to be negatively impacted by decreasing residual gold production from rinsing the heap leach pads at the Briggs Mine. During 2007 this residual gold production was the only internal source of cash flow other than asset sales. Asset sales amounted to $0.5 million during the quarter.
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
The more significant areas requiring the use of management estimates and assumptions are as follows:
•	mineral reserves that are the basis for future cash flow estimates;

•	units-of-production amortization determination;

•	completion of feasibility studies;

•	recoverability and timing of gold production from the heap leaching process;

•	environmental, reclamation and closure obligations;

•	asset impairments (including estimates of future cash flows);

•	useful lives and residual values of intangible assets;

•	fair value of stock based compensation;

•	fair value of financial instruments and nonmonetary transactions;

•	valuation allowances for deferred tax assets; and

•	contingencies and litigation.
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
3. Restricted Cash:
Restricted cash related to the following properties were as follows:

	September 30,	December 31,
	2007	2006
Kendall reclamation project	$2,379,100	$2,401,300
Briggs Mine	837,400	442,900
Seven-Up Pete Joint Venture	52,500	553,400
Reward Project	33,700	33,700
Other	20,700	—

	3,323,400	3,431,300

Current portion	—	—

Noncurrent portion	$3,323,400	$3,431,300

Restricted cash related to the Kendall reclamation project consisted of (1) $2.2 million held directly by the Montana Department of Environmental Quality (“DEQ”); and (2) $0.2 million is sequestered by court order in connection with the sale proceeds of a portion of the Kendall property. The decrease from December 31, 2006 was due to a partial settlement of a pending lawsuit. See Note 10(d).

Restricted cash related to the reclamation bonds at the Briggs Mine and nearby satellite deposits consisted of (1) a cash collateralized $0.7 million bank account benefiting the surety; (2) $0.2 million of other cash on deposit with Inyo County, California. The increase from December 31, 2006 was due to a $0.3 million collateral deposit with the surety and a $0.2 million inflation adjustment paid to Inyo County. Refer to note 10(b) for discussion of June 2007 lawsuit.
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
4. Metal Inventories:
Metal inventories consisted of doré gold of $67,800 and $47,300 as of September 30, 2007 and December 31, 2006, respectively. The Company had no write downs of its metal inventory at the Briggs Mine during the third quarters of 2007 and 2006 and nil and $17,600 for the first nine months of 2007 and 2006, respectively.
Briggs inventory included general and administrative expenses of approximately $32,700 and $21,100 as of September 30, 2007 and December 31, 2006, respectively.
5. Property, Plant and Mine Development:
The following is a summary of property, plant and mine development:

		As of September 30, 2007
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$5,803,600	$3,931,700	$1,871,900
Mine development	UOP(a)	2,094,100	—	2,094,100
Mineral interest	UOP	8,751,300	3,820,900	4,930,400
Asset retirement cost	UOP	199,300	—	199,300

		$16,848,300	$7,752,600	$9,095,700

(a)	Unit-of-Production, or UOP, is a depreciation method that calculates depreciation expense over the estimated proven and probable reserves of the related property.

		As of December 31, 2006
	Depreciation	Asset Value	Accumulated	Net Book
	Method	at Cost	Depreciation	Value
Buildings and equipment	1 - 5 Years SL	$6,004,800	$4,047,200	$1,957,600
Mine development	UOP(a)	1,637,900	—	1,637,900
Mineral interest	UOP	8,745,900	3,820,900	4,925,000
Asset retirement cost	UOP	199,300	—	199,300

		$16,587,900	$7,868,100	$8,719,800

The year-to-date increase in property, plant and mine development was due primarily to the $0.5 million increase in mine development expenditures at Briggs, where the Company began capitalizing the direct costs of developing mining operations since January 1, 2006 offset by a $0.1 million decrease primarily due to the sale of a loader at Briggs.
6. Asset Retirement Obligations:
The asset retirement obligations reconciliation from the beginning of the year to September 30, 2007 is as follows:

Balance, December 31, 2006	$4,201,500
Settlement of liabilities	(461,800)
Accretion expense	125,700

Balance, September 30, 2007	3,865,400
Current portion	1,088,200

Noncurrent portion	$2,777,200

7. Notes Payable:
The notes payable reconciliation from the beginning of the year to September 30, 2007 is as follows:

Balance, December 31, 2006	$825,000
Conversions / retirements	—

Balance, September 30, 2007	825,000
Current portion	—

Noncurrent portion	$825,000

The uncollateralized debentures expire in March 2011 and require quarterly interest payments of 6% per year. The holders have the right to convert principal to common stock of the Company, subject to adjustments for stock splits, reverse splits, and changes of control, at any time at a conversion rate of $1.38 per share of common stock.
Interest expense for the debentures was approximately $12,500 and $12,500 for the third quarters of 2007 and 2006 and $37,000 and $37,000 for the first nine months of 2007 and 2006, respectively.
8. Outstanding Warrants:
A summary of the outstanding warrants as of September 30, 2007 is as follows:

Range of Exercise	Shares Underlying	Weighted Average	Weighted Average
Prices	Warrants Outstanding	Remaining Contractual Life	Exercise Price
$0.50-$1.00	10,378,061	3.0 years	$0.69
$1.01-$1.50	7,155,729	1.2 years	$1.30

Total/average	17,533,790	2.2 years	$0.94

The measurement of the contingent warrant liability related to registration payment arrangements as of September 30, 2007 and December 31, 2006 is nil and nil, respectively, under the provisions of FASB Statement No. 5.
The Company has outstanding registration payment arrangements related to financing transactions that closed in May 2007, June 2006, and December 2005. For each of these transactions, the Subscription Agreement provided for certain registration rights associated with the issuance of the shares of common stock and shares of common stock issuable upon exercise of the warrants. Failure to meet the requirements of the Subscription Agreement, such as initial registration and effectiveness, maintaining effectiveness during the term of the warrants, and maintaining the trading status of the common shares, would result in liquidating damages. Liquidated damages are payable in cash equal to 2% of the purchase price for the first 30 day period or portion thereof and 1% of the purchase price for each subsequent 30 day period or portion thereof. The liquidated damages associated with the registration payment rights are capped at 10% for the May 2007 and June 2006 financing transactions and payable only in cash. As of September 30, 2007, approximately 42% of the December 2005 financing transaction warrant holders executed an Amendment to the Subscription Agreement that capped such liquidated damages to 10% of the gross proceeds of the financing. All of the warrants have been accounted for as equity rather than as a liability.
9. Equity Transactions:
On May 25, 2007, the Company completed a private placement financing which raised $4.95 million (approximately $4.7 million net) through the sale of approximately 8.8 million units. The private placement consisted of the sale of approximately 8.8 million shares of the Company’s common stock, 2.5 million Series A Warrants with an exercise price of $0.640 and a term of one year from registration effectiveness, and 7.6 million Series B Warrants with an exercise price of $0.704 and a term of four years from closing. The Series A warrants have a redemption feature beginning six months from the closing date whereby the Series A Warrants can be redeemed by the Company for $0.01 per warrant upon ten trading day notice, if the price of the Company’s common stock exceeds $0.80 for a period of 10 consecutive trading days. The transaction was priced at $0.561 per share, representing a 10% discount to the 10 day volume weighted average of the closing price of the Company’s common stock prior to pricing. In connection with the financing, the Company paid a cash placement agent fee of approximately $0.2 million and 1.3 million warrants plus paid other legal and accounting fees associated with the financing and registration of the underlying shares. The broker warrants are at the same terms as the investors’ warrants. The Company filed a registration statement on June 29, 2007 with the SEC within 45 days of the closing date and the registration statement was declared effective by the SEC on October 17, 2007. The estimated fair value of the new warrants issued was approximately $2.4 million and this amount is included in capital in excess of par value in the consolidated statement of changes in stockholders’ equity.
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

The Kendall Mine operates under permits granted by the Montana DEQ. In February 2002, the DEQ issued a decision that a comprehensive Environmental Impact Statement (“EIS”) was needed for completion of remaining reclamation at Kendall. The Montana DEQ has yet to complete its work on this EIS. The Company’s estimate to achieve mine closure could be impacted by the outcome of an agency decision following an EIS. The Company has deposited $2.2 million in an interest bearing account with the DEQ for reclamation at the Kendall Mine which is currently ongoing.

(b)	Briggs Mine Surety Bonds

The Briggs Mine operates under permits granted by various agencies including BLM, Inyo County, California, the California Department of Conservation, and the Lahontan Regional Water Quality Control Board (“Lahontan”). The Company has posted cash and reclamation bonds with these agencies in the amount of $4.3 million of which $4.2 million are reclamation bonds supported by a surety. All surety bonds are subject to annual review and adjustment and in March 2007, the Company posted a $0.2 million cash reclamation bond with Inyo County as an inflation adjustment.

In 1999, in response to a demand for an increase in collateral by the surety company who issued the above described bonds, the Company granted a security interest in 28,000 acres of mineral interests in Montana. The Company further agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. The Company made a $0.3 million deposit in March 2007, after the Company received notice from the surety that Canyon was in default of its obligations under the collateral agreement. In June 2007, the surety company filed a civil action in the U.S. District Court for the District of Colorado against the Company for monies due of $1.25 million and unspecified costs, damages and legal expenses. The Company answered the complaint in July 2007.

In September 2007, the Company settled the complaint through negotiations with the surety company. The settlement required the Company to make a $250,000 collateral deposit in early October 2007 and additional collateral deposits totaling $751,000 no later than December 31, 2010. The Company has the option to make accelerated deposits to the collateral account upon certain events and any accelerated deposits will be applied against the next scheduled payment and total deposits will not exceed the additional $751,000 left to be funded as of November 1, 2007. The surety’s request for monies as collateral represents a reimbursable deposit that is included in restricted cash to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued.

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

The takings lawsuit was heard in the U.S. Court of Appeals for the Ninth Circuit on November 7, 2007 and the results of that hearing may take up to a year to be announced.

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

In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The Company’s share of the settlement was $0.1 million and maintains a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of September 30, 2007. As of September 30, 2007, $0.2 million is held by the Court as required by the above Supplemental Order. The Company’s share of the settlement was paid out of the funds held by the Court. The case with the remaining plaintiffs is scheduled for trial on September 22, 2008.

(e)	Asset Exchange Agreement

The Adelaide and Tuscarora properties were optioned as part of the Asset Exchange Agreement with Newmont. Under this agreement, we are required to spend a total of $3.0 million on both projects over five years to earn our interest in the properties, including a $250,000 firm commitment in 2007. The Company has the ability to sublease either property to third parties to meet its obligations under the agreement. As of September 30, 2007 approximately $0.2 million has been spent during 2007.
11. Fair Value of Financial Instruments:
The estimated fair values of the Company’s financial instruments approximate carrying values at September 30, 2007, and December 31, 2006. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
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
13. Share-Based Compensation:
The Company recorded $0.3 million of compensation expense during the nine months ended September 30, 2007, none of which was capitalized. All of the share-based compensation expense was recorded as selling, general and administrative costs in the consolidated statements of operations.
On June 6, 2006, the Company’s shareholders approved the Canyon Resources Corporation 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) to provide more flexibility in the compensation of key personnel. All outstanding stock options under the old plans, the Amended and Restated Incentive Stock Option Plan and the Amended and Restated Non-Qualified Stock Option Plan, will remain active until all the options under those plans either expire or are exercised; however, no new options may be granted under such plans. As of September 30, 2007, there were 1.3 million and 1.8 million underlying shares outstanding under the old plans and the 2006 Plan, respectively, and 3.2 million underlying shares available for future issuance under the 2006 Plan.

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
The fair value of options issued during the nine months ended September 30, 2007 and 2006 were determined based on the following assumptions:

	2007	2006
Expected volatility	60%	50%
Expected option term	0.8-2.5 years	2.5-3.0 years
Weighted-average risk-free interest rate	4.1%-5.0%	4.3%-5.0%
Stock Options
Stock option activity during the nine months ended September 30, 2007 and 2006 were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding — beginning of the year	2,580,526	$1.30	1,757,526	$1.77
Grants	500,000	$0.70	839,526	$1.07
Exercises	—	—	—	—
Forfeitures	(300,000)	$0.84	(480,000)	$2.00
Expirations	(149,526)	$1.77	(139,526)	$1.73

Outstanding — end of the period	2,631,000	$1.22	1,977,526	$1.42

Exercisable — end of the period	2,246,000	$1.26	1,877,526	$1.45

For the nine months ended September 30, 2007, there was $0.2 million of compensation expense recognized related to options. The weighted-average remaining contractual lives of the outstanding and exercisable options as of September 30, 2007 were 3.1 and 2.8 years, respectively. The aggregate intrinsic values of the outstanding and exercisable options as of September 30, 2007 were nil and nil, respectively, based on a $0.39 market price per share. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 and 2006 were $0.18 and $0.28 per option or total fair value of $0.1 million and $0.2 million, respectively. As of September 30, 2007, there was $0.1 million of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.2 years.
Stock Grants
Stock grant activity during the nine months ended September 30, 2007 was as follows:

		Weighted-
		Average	Total
	Amount	Price	Fair Value
Nonvested — beginning of the year	202,500	$0.93	$188,950
Grants	117,970	0.64	75,001
Vested	(90,006)	0.68	(60,909)
Forfeitures	(65,464)	0.90	(58,842)

Nonvested — end of period	165,000	$0.87	$144,200

For the nine months ended September 30, 2007, there was $0.1 million of compensation expense recognized related to shares grants. There was $0.1 million of total unrecognized compensation cost and the cost is expected to be recognized over a weighted-average period of 1.2 years.
14. Earnings per Share:
The Company computes EPS by applying the provisions of SFAS No. 128, Earnings per Share. Because the Company reported net losses for all periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for all periods presented. Common stock equivalents, which include stock options, warrants to purchase common stock, stock grants and convertible debentures, in the three months ended September 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 21.0 million and 13.1 million, respectively. Common stock equivalents which include stock options, warrants to purchase common stock, and convertible debentures in the nine months ended September 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 16.7 million and 11.5 million, respectively.
15. Recently Issued Financial Accounting Standards:
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on January 1, 2008 and the Company does not expect a significant impact on the consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 on January 1, 2008 and the Company does not expect a significant impact on the consolidated financial statements.
16. Subsequent Event:
In September 2007, the Company settled the complaint with the surety company. See footnote No. 10. Commitments and Contingencies, item (b) Briggs Mine Surety Bond, for more background information. As part of the settlement agreement the Company made a $250,000 collateral deposit in early October 2007. The settlement requires additional collateral deposits totaling $751,000 no later than December 31, 2010.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of the Third Quarter 2007 and Future Outlook
Summary of sources and uses of cash during the quarter?
We ended the quarter with $4.3 million of unrestricted cash and short term investments. The short term investments of $0.5 million consist of auction rate certificates. Cash used in operations during the third quarter of 2007 amounted to $1.4 million and capital spending at the Briggs Mine totaled $0.1 million. Significant uses of cash from operations are summarized as follows:
•	Selling, general and administrative spending amounted to approximately $0.9 million.
o	Includes holding costs at the Briggs Mine of $0.4 million.

•	Exploration and development spending amounted to $0.4 million including amounts capitalized.

•	Asset retirement obligation spending amounted to $0.2 million primarily for the Kendall Mine operations and continued leach pad dewatering at the Briggs Mine.

•	Sources of cash during the quarter included gold sales of $0.2 million and asset sales of $0.5 million.
What are our results of operation?
During the third quarter of 2007, we had 265 ounces of gold sales. Further gold production and sales during 2007 is expected to be insignificant until a development plan can be finalized for the Briggs Mine and commercial production can be resumed. After receiving bids from mining contractors, the Company decided to delay its plan to develop a horizontal access into the Goldtooth structure until suitable financing or a joint venture can be arranged. The underground test mine will be useful in evaluating our production options that may include beginning operations primarily as an underground mine supplemented by the open pit reserves and develop better access for further exploration on the Goldtooth structure. We are continuing to evaluate all of our options on our mineral properties including their possible sale or joint venture.
What have we done to increase shareholder value?
We have determined that the underground reserve and mineralized material associated with the Goldtooth structure at Briggs represents the strongest potential for developing additional mineralization for future cash flow from gold production. Through surface sampling and reconnaissance we have tracked the Goldtooth fault for a distance of nearly six miles, most of which is under our control. We are reviewing our options, which may include asset sales or a joint venture in order to finance future production at the Briggs Mine.
We have increased the estimate of mineralized material along the Goldtooth structure and we are optimistic about its underground potential. This structure remains open for extension of mineralization both along strike and at depth. The potential development of these initial reserves and mineralization may provide us with the cash flows and the production base necessary to increase shareholder value and grow the Company. See “How is the Briggs re-start going?” and “What progress have we made on the Briggs satellite deposits?”
The feasibility study on the Reward Project is progressing on schedule and the results are expected to be announced during the fourth quarter of 2007. The associated permits for the project are well advanced and proceeding as planned. See “What progress have we made on the Reward Project?”
Our partners in the uranium joint ventures announced positive results of the drilling completed in the second quarter in August 2007. See “What is happening on our uranium joint ventures?”
In order to fund our current operations, possible underground test mining at Briggs, and the Reward feasibility study, we completed an equity financing which raised a net of $4.7 million. Further funding will be necessary for our development projects to reach commercial production and that may be derived from a combination of existing cash, short-term investments, asset sales, joint venture arrangements, equity financing and debt.

How much property and mineralized material do we now control?
Our mining properties and associated in-place mineralized material represent our most important assets. A summary of the property acreages that we control is as follows:

	Fee	Fee
Property/Location	Surface	Mineral	Patented (b)	Unpatented
Briggs Mine — California	—	—	5	5,090
Reward Project — Nevada	—	—	220	2,008
Seven-Up Pete — Montana	—	—	170	1,390
CR Nevada — Nevada	560	840	—	6,960
Industrial Minerals — Montana	—	—	—	210
CR Montana — Montana	—	907,943	—	—
Sand Creek JV — Wyoming (a)	8,560	4,284	—	3,397
CR Kendall — Montana	—	—	1,085	—

Total acreage	9,120	913,067	1,480	19,055

(a)	Canyon currently controls 70% of the Sand Creek JV through the Converse JV.

(b)	Patented claims are owned fee simple which combine the surface and mineral estates.
A summary of the in-place mineralized material estimated to be contained on the above properties is as follows:

	Mineralized
	Material	Average Gold	Cut-off Gold
Property/Location	(Million Tons)	Grade (opt)	Grade (opt)
Briggs Mine — Inyo County, California	26.99	0.031	0.10-0.01
Cecil R — satellite deposit	5.75	0.024	0.015
Mineral Hill — satellite deposit	2.31	0.035	0.015
Suitcase — satellite deposit	0.33	0.052	0.015

	35.38	0.030

Reward Project — Beatty, Nevada	12.74	0.025	0.010
Seven-Up Pete — Lincoln, Montana	17.00	0.035	0.020

Total mineralized material	65.12	0.031

As of December 31, 2006, Briggs’s proven and probable reserves amounted to 130,000 ounces contained in 4.3 million tons at an average gold grade of 0.030 ounces per ton (“opt”). A gold cutoff grade of 0.08 opt was used for underground stope designs and a cutoff grade of 0.013 opt was utilized for open pit estimation and underground development material which must be mined regardless of grade. A $500 gold price was utilized for mine design purposes compared to the year-to-date 2007 average gold price of approximately $672 per ounce as of October 23, 2007. We continually update our mineralized material estimates as we conduct additional drilling, complete feasibility studies or as the status of our land positions change.
How is the Briggs re-start going?
At year-end 2006, we completed the initial Briggs Mine feasibility studies for both the open pit and underground mining options and recently increased the size and quality of our estimate of the underground mineralized material. We decided to delay our plan to develop a horizontal access into the Goldtooth structure until suitable financing or a joint venture can be arranged.
Significant potential is possible from the Goldtooth structure which remains open along strike and to depth. This structure has been tested over a distance of 4,900 feet and to a depth of approximately 500 feet. Test mining would provide better and more cost effective access for further exploration and reserve development. Adequate financing, availability of contract mining and crushing, and the availability of adequately trained personnel are the most significant risk factors that may impact our future plans.
What progress have we made on the Briggs satellite deposits?
We control four satellite deposits located within four miles of the Briggs Mine site. Three of these deposits have been drilled to sufficient density to support estimates of mineralized material. The Cecil R deposit has estimated in-place mineralized material of 5.75 million tons at an average grade of 0.024 opt using a cutoff of 0.015 opt. Metallurgical testwork indicates that good gold recovery can be expected using heap leach technology. A permitted twenty-hole drill program at Cecil R is being considered for the fourth quarter of 2007 with the intent to increase the size of the deposit and enhance the potential value of the Briggs property.
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
These three satellite deposits remain open for potential expansion both along strike and at depth. These satellite deposits are located outside of the existing Briggs Mine permit area and will require a feasibility study including substantial permitting tasks before reserves can be established.
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
The permitting process for the Reward Project is also proceeding as planned and is well advanced. A plan of operations was submitted to the Las Vegas field office of the Bureau of Land Management (“BLM”) and found to be complete. The BLM has completed an internal scoping review and an environmental assessment (“EA”) is being prepared to support the BLM’s review. Archaeological and biological assessment surveys were completed on the site and reports have been submitted to the BLM for review, and ultimate inclusion in the EA. Applications for a water pollution control permit and a reclamation permit have been submitted to the Nevada Division of Environmental Protection (“NDEP”). The NDEP has determined the applications are nearly complete and Canyon is providing additional information to complete the NDEP’s technical review. A design report for the heap leach facility is complete and was submitted to the BLM and NDEP. Potential water well sites have been identified and permits to conduct drilling and hydrologic testing are nearly complete.
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
In the early 1980s, Canyon and its joint venture partners conducted an aggressive exploration program for uranium in the southern Powder River Basin of Wyoming. This program included mapping and drilling that resulted in the discovery of several uranium anomalous areas. Beginning in 2005 we reacquired land positions in this area through claim staking and leases with property holders.

Canyon entered into the Converse Uranium Joint Venture (“Converse JV”) with New Horizon Uranium Corporation (“New Horizon”) in January 2006. During 2006, the joint venture analyzed information provided by Canyon, consolidated land positions, and established drill targets around the known uranium-bearing roll fronts. New Horizon trades as NHU.V on the Toronto Venture Exchange. New Horizon has committed to spend $1.0 million over three years (to January 23, 2009) to earn their initial equity interest of 50% in the Converse JV; New Horizon may choose to spend an additional $1.0 million over the following two years to increase its interest in the Converse JV to 70%. After spending $2.0 million, New Horizon may also choose to complete a feasibility study in order to increase its interest in the Converse JV to 75%. As of October 23, 2007, New Horizon has not yet reached $1.0 million in spending and therefore has not earned its initial 50%.
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
In November 2006, a drill program began in the western portion of the Sand Creek JV area and by the end of 2006, 14 holes were completed totaling 10,395 feet, which clearly demonstrated the presence of “roll front” style uranium mineralization. A follow up drill program consisting of approximately 16 drill holes totaling 11,700 feet was completed in mid-2007 and the favorable results were announced in a press release in August 2007. Three of the 16 holes intercepted significant grades. The drilling program consisted primarily of wide-spaced, reconnaissance style drilling with drill hole spacing of 500 to 1,000 feet. In addition, the drill holes have provided considerable additional information regarding rock types and the location of a uranium-bearing roll fronts and their apparent orientation. Uranium mineralization has been previously identified in sediments of the White River Formation that trends through the Sand Creek JV area.
What is the status of the Company’s legal cases?
Surety Bonds
The Briggs Mine is bonded with $4.3 million of reclamation bonds of which $4.2 million is supported by a surety. In 1999, in response to a demand for an increase in collateral by the surety, we granted a security interest in 28,000 acres of mineral interests in Montana. In addition, we agreed to make cash deposits with the surety company totaling $1.5 million over a three year period at the rate of $0.5 million per year, commencing June 30, 2001. We made a $0.3 million deposit in March 2007, after we received notice from the surety that Canyon was in default of its obligations under the collateral agreement. In June 2007, the surety filed a civil action in the U.S. District Court for the District of Colorado against us for monies due of $1.25 million and unspecified costs, damages and legal expenses. In September 2007, we settled the complaint through negotiations with the surety company. The settlement required us to make a $250,000 collateral deposit in early October 2007 and additional collateral deposits totaling $751,000 no later than December 31, 2010. We have the option to make accelerated deposits to the collateral account upon certain events and any accelerated deposits will be applied against the next scheduled payment and total deposits will not exceed the additional $751,000 left to be funded as of November 1, 2007. The surety’s request for monies as collateral represents a reimbursable deposit that is included in restricted cash to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued.
Kendall Mine
In October 2001, a plaintiff group including members of the Shammel, Ruckman, and Harrell families, filed suit in the State of Montana District Court against us and our wholly-owned subsidiary, CR Kendall Corporation. The Complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. The Kendall Mine ceased operations in 1996. In February 2007, we entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The case with the remaining plaintiffs is scheduled for trial on September 22, 2008.

McDonald Takings
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
The takings lawsuit was heard in the U.S. Court of Appeals for the Ninth Circuit on November 7, 2007 and the results of that hearing may take up to a year to be announced.
Liquidity & Capital Resources
In May 2007, we raised a total of $4.95 million in equity financing for general corporate purposes and underground test mining operations at the Briggs Mine. It is expected that our basic cash requirements over the next 12 months can be funded through a combination of existing cash, short-term investments, asset sales, joint venture agreements, equity financing and debt. During 2007 gold sales and asset sales amounted to $0.2 million and $0.5 million, respectively.
After receiving bids from mining contractors, we decided to delay our plan to develop a horizontal access into the Goldtooth structure to test ground conditions, ore control methods, and to provide additional geologic information. We decided that it would be prudent to consider other development options such as a joint venture or asset sale rather than continue forward without adequate financing to place the project into production. We are in the process of seeking joint venture partners or alternative financing that may include asset sales. The May 2007 financing is also being used to fund the Reward Project feasibility study.
We expect the leach solution remaining in the leach pad at Briggs to be evaporated in 2007 or early 2008 and gold revenues will be substantially less than comparable periods from the prior year. Depending on the future plan of operation adopted, the estimated capital requirements would range from $8 million to $13 million depending on the size and scope of the potential re-start of the Briggs Mine and the development of the Reward Project. Once we have raised enough capital to place one of the projects into production, the project could begin to generate operating cash flow within one year from the start of construction.
We are continually evaluating strategic business opportunities such as joint ventures, mergers and/or acquisitions with the objective of increasing share value by creating additional cash flow, both to sustain us and to provide future sources of funds for establishing additional sources of production. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain additional financing through the asset sales, capital markets, joint ventures, sublease arrangements or other arrangements in the future. If management’s plans are not successful, our ability to operate could be adversely impacted.
Financing Transactions
During the nine months ended September 30, 2007, there were no exercises of warrants or options.
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
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2007 totaled $0.7 million due primarily to the capitalization of ongoing development costs at the Briggs Mine.
Outstanding Warrants
Warrants outstanding as of September 30, 2007 were as follows:

	Underlying
Expiration Date	Shares	Exercise Price
March 14, 2008	2,304,726	$1.03
October 17, 2008 (a)	2,536,766	$0.64
December 1, 2008	1,765,503	$1.30
December 1, 2008	231,000	$0.76
June 1, 2009	3,085,500	$1.50
May 25, 2011	7,610,295	$0.70

Total/average	17,533,790	$0.94

(a)	These represent the Series A Warrants from the May 25, 2007 private placement financing that have an exercise date of twelve months after the effectiveness of the registration statement. The registration statement that was filed on June 29, 2007 was declared effective on October 17, 2007.

Results of Operations – Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006
We recorded a net loss of $0.8 million, or negative $0.02 per share, on revenues of $0.2 million for the third quarter ended September 30, 2007. This compares to a net loss of $1.2 million, or negative $0.03 per share, on revenues of near nil for the third quarter of 2006. The total variance between the quarters was positive by 0.4 million, but significant variances between cost categories are summarized below:
•	Positive variance of $0.2 million in revenue was offset by $0.2 million negative variance in cost of sales.

•	Positive variance of $0.2 million in selling, general and administrative costs due primarily to cost reduction measures.

•	Negative variance of $0.1 million in exploration costs.

•	Positive variance of $0.4 million for a gain on sales of excess mining equipment.
For the third quarter ended September 30, 2007, we had gold sales of 265 ounces. For the comparable period of 2006, we did not have any gold sales. The London PM Fix gold price averaged $680 and $622 per ounce for the third quarter 2007 and 2006, respectively. All of the revenues in 2007 and 2006 were from domestic activities.
The following table summarizes our gold ounces sold and revenues for the three months ended September 30, 2007 and 2006:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Gold sales	265	$680	$180	—	—	$—

Silver sales			1			2

			$181			$2

There was no current or deferred provision for income taxes during the third quarter of 2007 or 2006. Additionally, although we have significant deferred tax assets, principally in the form of operating loss carry forwards, we have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2007 and 2006.
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
Results of Operations – Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006
We recorded a net loss of $3.7 million, or negative $0.08 per share, on revenues of $0.2 million for the nine months ended September 30, 2007. This compares to a net loss of $3.0 million, or negative $0.07 per share, on revenues of $1.0 million for the nine months ended September 30, 2006. The negative variance of $0.7 million in net loss was due primarily to the following factors:
•	Negative variance of $0.1 million in gross margin from gold sales due to the reduction in gold sales and production as a result of the depletion of gold ounces on the leach pad.

•	Negative variance of $0.2 million in selling, general and administrative costs due primarily to the lack of gold production to allocate general and administrative costs.

•	Negative variance of $0.2 million in exploration costs due to increased exploration drilling.

•	Positive variance of $0.4 million for a gain on sales of excess mining equipment.

•	Negative variance of $0.9 million related to last year’s gain on sales of securities.

•	Positive variance of $0.3 million related to last year’s fair market adjustment on warrant liabilities, warrant extension expense, and registration rights penalties.
For the nine months ended September 30, 2007, we had gold sales of 365 ounces at an average price of $677. For the comparable period of 2006, we sold 1,735 ounces of gold at an average price of $579. The London PM Fix gold price averaged $666 and $601 per ounce for the nine months ended September 30, 2007 and 2006, respectively. All of the revenues in 2007 and 2006 were from domestic activities.
The following table summarizes our gold ounces sold and revenues for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Average			Average
	Gold	Price Per	Revenue	Gold	Price Per	Revenue
	Ounces	Oz.	$000s	Ounces	Oz.	$000s
Gold sales	365	$677	$247	1,735	$579	$1,005

Silver sales			1			4

			$248			$1,009

Contractual Obligations
The Company’s contractual obligations are as follows:

		Payments due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long term debt obligations	$825,000	$—	$—	$825,000	$—
Capital lease obligations	70,700	20,300	50,400	—	—
Operating lease obligations	241,100	82,900	158,200	—	—
Purchase obligations	1,041,400	290,400	500,000	251,000	—
Asset retirement obligations	3,865,400	1,088,200	2,598,900	107,400	70,900

Total	$6,043,600	$1,481,800	$3,307,500	$1,183,400	$70,900

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
Warrant Liability: Registration payment arrangements related to warrants issued in connection financing activities until October 1, 2006 were subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability due to a registration payment arrangement, under the old method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations and under the new guidance provided in EITF 00-19-2, the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. We adopted EITF 00-19-2 on October 1, 2006 and recorded a change in accounting principal through a non-retrospective cumulative-effect adjustment to the opening balance of retained earnings and to additional paid in capital in the fourth quarter of 2006. The measurement of the contingent liability related to registration payment arrangements as of September 30, 2007, is nil under the provisions of FASB Statement No. 5.
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
Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on January 1, 2008 and the Company does not expect a significant impact on the consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a markets participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 on January 1, 2008 and the Company does not expect a significant impact on the consolidated financial statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Prices
Our future revenues, earnings and cash flow may be strongly influenced by changes in gold and uranium prices, which fluctuate widely and over which we have no control. We may, if market conditions justify, enter into gold or uranium price protection arrangements in the future, if necessary, to ensure that we generate enough cash flows to support our growth and exploration plans and any debt related to project financing. We had no gold or uranium related derivatives outstanding as of September 30, 2007.
The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. As of September 30, 2007, we were not at risk related to gold related derivative instruments.
Our future earnings and cash flow may be significantly impacted by changes in the market price of gold, uranium and other commodities. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $311 per ounce in October 2002 and a high of over $800 per ounce in November 2007. We expect gold to be our primary product in the foreseeable future, but we cannot currently reasonably estimate our future production and therefore we cannot comment on the impact that changes in gold prices could have on our projected pre-tax earnings and cash flows over the next year.
Interest Rates
At September 30, 2007, our convertible debentures balance was approximately $0.8 million at a fixed interest rate of 6%. Currently, we believe our interest rate risk is minimal except to the extent we might incur new debt.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting for the period ended September 30, 2007 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
On June 29, 2007, St. Paul Fire and Marine Insurance Company, et al., filed a civil action in the U.S. District Court for the District of Colorado against us for monies due of $1.25 million and unspecified costs, damages and legal expenses. In September 2007, we settled the complaint through negotiations with the surety company. The settlement required us to make a $250,000 collateral deposit in early October 2007 and additional collateral deposits totaling approximately $751,000 no later than December 31, 2010. We have the option to make accelerated deposits to the collateral account upon certain events and any accelerated deposits will be applied against the next scheduled payment and total deposits will not exceed the additional $751,000 left to be funded as of November 1, 2007. The surety’s request for monies as collateral represents a reimbursable deposit that is included in restricted cash to support required future reclamation of the Briggs Mine site and therefore no liability has been accrued.
In October 2001, a plaintiff group including members of the Shammel, Ruckman and Harrell families filed suit in the State of Montana District Court against the Company and its wholly-owned subsidiary, CR Kendall Corporation. The complaint alleges violation of water rights, property damage, trespass and negligence in connection with the operation of the Kendall Mine and seeks unspecified damages and punitive damages. In February 2007, the Company entered into a settlement and release agreement with eight of the twelve plaintiffs in this suit. The case with the remaining plaintiffs is scheduled for trial on September 22, 2008. The Company’s share of the settlement was $0.1 million and has a balance of $0.2 million recorded as a legal settlement accrual on the consolidated balance sheet as of September 30, 2007.
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
The takings lawsuit was heard in the U.S. Court of Appeals for the Ninth Circuit on November 7, 2007 and the results of that hearing may take up to a year to be announced.
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

CANYON RESOURCES CORPORATION

Date: November 8, 2007	/s/ James K. B. Hesketh James K. B. Hesketh
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ David P. Suleski

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